Form 10-Q
period 1996-03-31
EQUITY MARKETING INC
filed 1996-05-14
CIK 911151

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 22308

                             EQUITY MARKETING, INC.
             (Exact name of registrant as specified in its charter.)

DELAWARE                                                  13-3534145
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

131 SOUTH RODEO DRIVE
BEVERLY HILLS, CA                                         90212
(Address of principal executive offices)                  (Zip Code)

                                 (310) 887-4300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value, 5,538,512 shares as of May 3, 1996

                             EQUITY MARKETING, INC.

                     Index To Quarterly Report on Form 10-Q
                Filed with the Securities and Exchange Commission
                        Three Months Ended March 31, 1996

                                                                                Page
                                                                                ----

Part I.           Financial  Information

                  Item 1.  Financial Statements                                   3

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                    8

Part II.

                  Item 6.  Exhibits and Reports on Form 8-K                      11

PART I.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                     MARCH 31, 1996  DECEMBER 31, 1995
                                                     --------------  -----------------
                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents .......................       $10,664       $ 3,940
  Marketable securities ...........................          --          11,935
  Accounts receivable, net of allowance of $239 and
  $200 as of March 31, 1996
  and December 31, 1995, respectively .............         4,045         1,749
  Production-in-process and inventory .............         4,366         3,296
  Prepaid expenses and other current assets .......         1,564         2,119
                                                          -------       -------
          Total current assets ....................        20,639        23,039
FIXED ASSETS, net .................................         2,072         1,980
INTANGIBLE ASSETS, net ............................           332           391
OTHER ASSETS ......................................           786           852
                                                          -------       -------
          Total assets ............................       $23,829       $26,262
                                                          =======       =======

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     MARCH 31, 1996  DECEMBER 31, 1995
                                                                     --------------  -----------------
                                                                      (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable ...............................................       $  2,851        $  5,726
  Accrued liabilities ............................................          3,086           3,896
  Deferred revenue ...............................................            878             971
                                                                         --------        --------
          Total current liabilities ..............................          6,815          10,593
LONG TERM LIABILITIES ............................................            958             787
                                                                         --------        --------
        Total Liabilities ........................................          7,773          11,380
                                                                         --------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000
  shares authorized, none issued or outstanding...................
  Common stock, par value $.001 per share, 20,000,000
  shares authorized, 5,538,512 and 5,509,682 shares outstanding as
  of March 31, 1996 and December 31, 1995, respectively...........             --              --
  Additional paid-in capital .....................................          8,374           8,241
  Retained earnings ..............................................          9,028           7,990
                                                                         --------        --------
                                                                           17,402          16,231
Less--
  Treasury stock, 1,897,670 and 1,907,100 shares, at cost, as of
  March 31, 1996 and December 31, 1995, respectively .............         (1,282)         (1,285)
  Stock subscription receivable ..................................            (64)            (64)
                                                                         --------        --------
          Total stockholders' equity .............................         16,056          14,882
                                                                         --------        --------
          Total liabilities and stockholders' equity .............       $ 23,829        $ 26,262
                                                                         ========        ========


                 The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------

                                                         1996             1995
                                                         ----             ----
REVENUES ......................................       $   18,173       $   17,729

COST OF SALES .................................           13,714           13,565
                                                      ----------       ----------
       Gross Profit ...........................            4,459            4,164

OPERATING EXPENSES:

     Salaries, wages and benefits .............            1,681            1,570
     Selling, general and administrative ......            1,279            1,307
                                                      ----------       ----------
       Total operating expenses ...............            2,960            2,877
                                                      ----------       ----------
       Income from operations .................            1,499            1,287

INTEREST INCOME, net ..........................              123               39
                                                      ----------       ----------

       Income before provision for income taxes            1,622            1,326

PROVISION FOR INCOME TAXES ....................              584              530
                                                      ----------       ----------
       Net income .............................       $    1,038       $      796
                                                      ==========       ==========

NET INCOME PER SHARE ..........................       $      .18       $      .14
                                                      ==========       ==========

WEIGHTED AVERAGE

       SHARES OUTSTANDING .....................        5,885,301        5,687,671
                                                      ==========       ==========


              The accompanying notes are an integral part of these condensed consolidated statements.

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:                                           1996           1995
                                                                                    ----           ----
  Net income .............................................................       $  1,038        $    796
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization ....................................              191             128
      Provision for doubtful accounts ....................................             39               6
      Non-cash rent ......................................................            171            --
      Other ..............................................................             54            --
      Changes in assets and liabilities:
          Increase (decrease) in cash and cash equivalents --
          Accounts receivable ............................................         (2,335)         11,563
          Production-in-process and inventory ......................               (1,070)            150
          Prepaid expenses and other current assets ................                  555            (178)
          Other assets .............................................                   66              66
          Accounts payable .........................................               (2,875)         (6,547)
          Accrued liabilities ......................................                 (810)           (854)
          Deferred revenue .........................................                  (93)           (811)
                                                                                 --------        --------
                      Net cash (used in) provided by operating  activities         (5,069)          4,319


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of marketable securities .................................        (19,372)           --
      Proceeds from sales and maturities of marketable securities ........         31,307            --
      Purchases of fixed assets ..........................................           (224)           (169)
                                                                                 --------        --------
              Net cash provided by (used in) investing activities ........         11,711            (169)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchases of treasury stock .........................................          --               (41)
      Proceeds from exercise of stock options .............................            60            --
      Tax benefit from exercise of stock options ..........................            22            --
                                                                                 --------        --------

              Net cash provided by (used in) financing activities ........             82             (41)
                                                                                 --------        --------
              Net increase in cash and cash equivalents ..................          6,724           4,109
CASH AND CASH EQUIVALENTS, beginning of period ...........................          3,940           5,765
                                                                                 --------        --------
CASH AND CASH EQUIVALENTS, end of period .................................       $ 10,664        $  9,874
                                                                                 ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
   Interest ..............................................................       $     10        $      1
                                                                                 ========        ========
   Income taxes ..........................................................       $  1,021        $    977
                                                                                 ========        ========

              The accompanying notes are an integral part of these condensed consolidated statements.

                             EQUITY MARKETING, INC.

                        THREE MONTHS ENDED MARCH 31, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the accompanying financial statements to conform them with the current period presentation.

NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and warrants and are included in the weighted average shares pursuant to the treasury stock method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward looking statements. Actual results could vary from those expected due to a variety of risks including, for example, the potential cancellation of promotions due to delays in the timing of theatrical motion picture releases, the ability to renew licenses under favorable terms, changes in international tariff rates, and other risks detailed from time to time in the Company's SEC reports. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating expenses as a percentage of total revenues:

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------

                                               1996          1995
                                               ----          ----
Revenues ..............................        100.0%        100.0%

Cost of sales .........................         75.5%         76.5%
                                              ------        ------

       Gross Profit ...................         24.5%         23.5%
                                              ------        ------

Operating Expenses:

    Salaries, wages and benefits ......          9.3%          8.9%
    Selling, general and administrative          7.0%          7.3%
                                              ------        ------
       Total operating expenses .......         16.3%         16.2%
                                              ------        ------

       Income from operations .........          8.2%          7.3%

Interest Income, net ..................          0.7%          0.2%
                                              ------        ------
       Income before provision for
       income taxes ...................          8.9%          7.5%

Provision for Income Taxes ............          3.2%          3.0%
                                              ------        ------
       Net Income .....................          5.7%          4.5%
                                              ======        ======

Three months ended March 31, 1996 compared to three months ended March 31, 1995 (000's omitted):

Revenues for the three months ended March 31, 1996 increased $444 or 2.5% to $18,173 from $17,729 in the prior year. Promotions revenues increased $705 to $16,022 due to increases in Burger King revenues and non-Burger King domestic Promotions revenues, partially offset by lower sales volume in international promotions. Toys revenues decreased $261 to $2,151 due to no 1996 sales of Mighty Morphin Power Rangers product partially offset by increased sales under the Company's Warner Bros. International Looney Tunes license and initial shipments of Big Feats' Wishbone and products based on the 1996 Olympics mascot, Izzy.

Cost of sales increased $149 to $13,714 (75.5% of revenues) for the three months ended March 31, 1996 from $13,565 (76.5% of revenues) in the comparable period in 1995. The gross margin percentage for the period increased due to higher margins on sales of Toys and domestic Promotions products in the current period.

Operating expenses increased $82 or 2.8% to $2,960 (16.3% of revenues) for the three months ended March 31, 1996 from $2,878 (16.2% of revenues) in the comparable period in 1995. The increase in salaries, wages and benefits in 1996 is attributable to the addition of approximately 28 employees, including 15 employees at Equity Marketing Hong Kong, Ltd. The decrease in selling, general and administrative expenses in 1996 is primarily attributable to lower selling expenses partially offset by higher occupancy costs due to the Company's relocation of its corporate offices.

Income from operations increased $212 or 16.5% to $1,499 (8.2% of revenues) from $1,287 (7.3% of revenues) in 1995. This increase is attributable to higher gross margin dollars earned during 1996, which were partially offset by increases in operating expenses.

The effective tax rate for the three months ended March 31, 1996 is 36.0% compared to the effective tax rate of 40.0% in 1995. The effective tax rate was lower in 1996 as a result of differences in the locations to which products were shipped in 1996.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 1996 working capital was approximately $13,824 compared to approximately $12,446 at December 31, 1995. The increase in working capital is primarily a result of 1996 profits.

As of March 31, 1996, the Company's investment in accounts receivable and production-in-process increased by approximately $3,405 compared to December 31, 1995. This increase was attributable to an increase in accounts receivable of $2,335 due to shipments late in the first quarter of 1996 as well as an increase in production-in-process of approximately $1,070 due to payments for tooling on promotions to be shipped later in 1996.

At March 31, 1996, accounts payable decreased $2,875 compared to December 31, 1995. This decrease is primarily due to the smaller number of shipments in the first quarter of 1996 in contrast to the fourth quarter of 1995.

As of March 31, 1996, the Company had cash and cash equivalents totaling approximately $10,664. The Company had no material commitments for capital expenditures at March 31, 1996.

The Company is exploring the possibility of acquiring other companies to further diversify its business, although no assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating such transactions. If the Company is successful in finding suitable acquisition candidates, such transactions would be financed, depending on availability and market conditions, through the use of the Company's existing funds, issuing additional equity or debt, bank financing or a combination of these sources.

CREDIT FACILITIES

On January 26, 1996, the Company entered into a credit agreement with Sanwa Bank California and Imperial Bank which makes available to the Company a line of credit of up to $25 million. The line of credit is secured by substantially all of the Company's assets and expires on April 30, 1998. As of March 31, 1996, there were no amounts outstanding under this credit agreement.

Subject to the financing requirements of any potential acquisitions, the Company believes that the line of credit and internally generated funds will provide adequate financing for its current and expected levels of operations.

PART II.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits:

                                    27      Financial Data Schedule

                           (b)      Reports on Form 8-K:

                           There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills and State of California on the 10th day of May, 1996.

                             EQUITY MARKETING, INC.

                             By: /s/ DONALD A. KURZ
                                 ------------------
                             Donald A. Kurz
                             President, Co-Chief Executive Officer

                             By:  /s/ KENNETH M. FISHER
                                  ---------------------
                             Kenneth M. Fisher
                             Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                    DESCRIPTION                          PAGES
- - --------------                    -----------                          -----

    27                       FINANCIAL DATA SCHEDULE