Form 10-Q
period 1996-06-30
EQUITY MARKETING INC
filed 1996-08-14
CIK 911151

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                        or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

Yes  X      No
    ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value, 5,588,512 shares as of August 12, 1996

                             EQUITY MARKETING, INC.


                     Index To Quarterly Report on Form 10-Q
                Filed with the Securities and Exchange Commission
                        Three Months Ended June 30, 1996

                                                                                        Page

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

PART I.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                JUNE 30, 1996         DECEMBER 31, 1995
                                                                                -------------         -----------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ......................................                $     444              $  3,940
  Marketable securities ..........................................                       --                11,935
  Accounts receivable, net of allowances of $352 and
  $200 as of June 30, 1996 and December 31, 1995,
  respectively ...................................................                   36,752                 1,749
  Production-in-process and inventory ............................                    3,317                 3,296
  Prepaid expenses and other current assets ......................                    1,333                 2,119
                                                                                  ---------              --------
          Total current assets ...................................                   41,846                23,039
FIXED ASSETS, net ................................................                    2,094                 1,980
INTANGIBLE ASSETS, net ...........................................                      274                   391
OTHER ASSETS .....................................................                      708                   852
                                                                                  ---------              --------
          Total assets ...........................................                $  44,922              $ 26,262
                                                                                  =========              ========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  JUNE 30, 1996      DECEMBER 31, 1995
                                                                  -------------      -----------------
                                                                    (UNAUDITED)
CURRENT LIABILITIES:
  Short term bank borrowings.................................        $  8,550             $     --
  Accounts payable...........................................          10,372                5,726
  Accrued liabilities........................................           5,514                3,896
  Deferred revenue...........................................             369                  971
                                                                     --------             --------
          Total current liabilities                                    24,805               10,593
LONG TERM LIABILITIES                                                   1,012                  787
                                                                     --------             --------
        Total Liabilities....................................          25,817               11,380
                                                                     --------             --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000
  shares authorized, none issued or outstanding..............              --                   --
  Common stock, par value $.001 per share, 20,000,000
  shares authorized, 5,588,512 and 5,509,682 shares
  outstanding as of June 30, 1996 and December 31, 1995,
  respectively...............................................              --                   --
  Additional paid-in capital.................................           8,604                8,241
  Retained earnings..........................................          11,847                7,990
                                                                     --------             --------
                                                                       20,451               16,231
Less--
  Treasury stock, 1,897,670 and 1,907,100 shares, at cost,
  as of June 30, 1996 and December 31, 1995, respectively....          (1,282)              (1,285)
  Stock subscription receivable..............................             (64)                 (64)
                                                                     --------             --------
          Total stockholders' equity.........................          19,105               14,882
                                                                     --------             --------
          Total liabilities and stockholders' equity.........        $ 44,922             $ 26,262
                                                                     ========             ========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------         ------------------------
                                                                     1996            1995             1996              1995
                                                                  ---------       ---------         ---------        ---------
       REVENUES.............................................      $  38,443      $    9,767         $  56,615        $  27,496

       COST OF SALES........................................         28,934           6,631            42,647           20,236
                                                                  ---------       ---------         ---------        ---------
            Gross Profit....................................          9,509           3,136            13,968            7,260
                                                                  ---------       ---------         ---------        ---------

       OPERATING EXPENSES:
            Salaries, wages and benefits....................          3,514           1,295             5,195            2,861
            Selling, general and administrative.............          1,625           1,105             2,904            2,376
                                                                  ---------       ---------         ---------        ---------
                 Total operating expenses...................          5,139           2,400             8,099            5,237
                                                                  ---------       ---------         ---------        ---------
                 Income from operations.....................          4,370             736             5,869            2,023

       INTEREST INCOME, net                                              34             110               157              149
                                                                  ---------       ---------         ---------        ---------

                 Income before provision for income taxes...          4,404             846             6,026            2,172

       PROVISION FOR INCOME TAXES...........................          1,586             332             2,169              862
                                                                  ---------       ---------         ---------        ---------
                 Net income.................................      $   2,818       $     514         $   3,857        $   1,310
                                                                  =========       =========         =========        =========

       NET INCOME PER SHARE.................................      $     .48       $     .09         $     .66        $     .23
                                                                  =========       =========         =========        =========

       WEIGHTED AVERAGE
                 SHARES OUTSTANDING.........................      5,918,346       5,680,769         5,887,598        5,685,079
                                                                  =========       =========         =========        =========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                          -------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:                                                   1996           1995
                                                                                          --------        --------
      Net income ......................................................................   $  3,857        $  1,310
      Adjustments to reconcile net income to net cash (used in) provided by operating activities:
            Depreciation and amortization .............................................        394             245
          Provision for doubtful accounts .............................................        160              --
          Non-cash rent ...............................................................        225              --
          Loss on disposition of fixed assets .........................................         --              14
            Other .....................................................................         50              --
            Changes in assets and liabilities:
              Increase (decrease) in cash and cash equivalents --
              Accounts receivable .....................................................    (35,163)          8,557
                    Production-in-process and inventory ...............................        (21)           (774)
                    Prepaid expenses and other assets .................................        786            (313)
                    Other assets ......................................................        144              35
                    Accounts payable ..................................................      4,646          (3,923)
                    Accrued liabilities ...............................................      1,618          (1,835)
                    Deferred revenue ..................................................       (602)          3,588
                                                                                          --------        --------
                          Net cash (used in) provided by operating activities..........    (23,906)          6,904
        CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of marketable securities ...........................................    (31,807)        (17,883)
         Proceeds from sales and maturities of marketable securities ..................     43,742           9,326
         Purchases of Fixed Assets ....................................................       (391)           (375)
                                                                                          --------        --------
                          Net cash provided by (used in) investing activities .........     11,544          (8,932)
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchases of treasury stock ..................................................         --            (245)
         Proceeds from exercise of stock options ......................................         76              --
         Tax benefit from exercise of stock options ...................................        240              --
       Short term borrowings ..........................................................      8,550
                                                                                          --------        --------
                  Net cash provided by (used in) financing activities .................      8,866            (245)
                  Net decrease in cash and cash
                  equivalents .........................................................     (3,496)         (2,273)
    CASH AND CASH EQUIVALENTS, beginning of period ....................................      3,940           5,765
                                                                                          --------        --------
    CASH AND CASH EQUIVALENTS, end of period ..........................................   $    444        $  3,492
                                                                                          ========        ========
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      CASH PAID FOR:
       Interest .......................................................................   $     19        $     12
                                                                                          ========        ========
       Income taxes ...................................................................   $  2,101        $  2,077
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

                                              EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward looking statements. Actual results could vary from those expected due to a variety of risks including, for example, the potential cancellation of promotions due to delays in the timing of theatrical motion picture releases, the ability to renew licenses under favorable terms, the Company's dependence on a single customer, quarterly fluctuations in financial results, changes in international tariff rates and other risks detailed from time to time in the Company's SEC reports. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:

                                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------          -------------------------
                                                                1996              1995               1996             1995
                                                               -----             -----               -----            -----
        Revenues........................................       100.0%            100.0%              100.0%           100.0%

        Cost of sales...................................        75.3%             67.9%               75.3%            73.6%
                                                               -----             -----               -----            -----

              Gross Profit..............................        24.7%             32.1%               24.7%            26.4%

        Operating Expenses:
            Salaries, wages and benefits................         9.1%             13.3%                9.2%            10.4%
            Selling, general and administrative.........         4.2%             11.3%                5.1%             8.6%
                                                               -----             -----               -----            -----
              Total operating expenses..................        13.3%             24.6%               14.3%            19.0%
                                                               -----             -----               -----            -----

              Income from operations....................        11.4%              7.5%               10.4%             7.4%

        Interest Income, net............................          .1%              1.1%                 .2%              .5%
                                                               -----             -----               -----            -----
              Income before provision for income
                 taxes..................................        11.5%              8.6%               10.6%             7.9%

        Provision for Income Taxes......................         4.1%              3.4%                3.8%             3.1%
                                                               -----             -----               -----            -----
              Net Income................................         7.4%              5.2%                6.8%             4.8%
                                                               =====             =====               =====            =====


Three months ended June 30, 1996 compared to three months ended June 30, 1995 (000's omitted):

Revenue for the three months ended June 30, 1996 increased $28,676 to $38,443 from $9,767 in 1995 primarily as a result of increases in Promotions revenue as well as increases in Toys revenue. Promotions revenue increased $26,894 to $33,286 from $6,392 in 1995 due primarily to a high volume promotion associated with a major motion picture release in June 1996, with no comparable large event promotion in the second quarter of 1995. Toys revenue increased $1,782 to $5,157 from $3,375 in 1995 primarily due to increases in sales under the Company's multi-year Warner Bros. International Looney Tunes license to various international distributors and sales of toys based on the PBS television property, Wishbone.

Cost of sales increased $22,303 to $28,934 (75.3% of revenues) for the three months ended June 30, 1996 from $6,631 (67.9% of revenues) in the comparable period in 1995 primarily due to higher sales volume in 1996. The decrease in gross margin percentage for the three month period ended June 30, 1996 is due primarily to higher margins realized on several European promotions in 1995.

Salaries, wages and benefits increased $2,219 to $3,514 (9.1% of revenues) in 1996 from $1,295 (13.3% of revenues) in 1995 primarily due to the addition of 31 employees, including 12 employees at Equity Marketing Hong Kong, Ltd., and higher incentive compensation recorded as a result of the increased income in 1996.

Selling, general and administrative expenses increased $520 to $1,625 (4.2% of revenues) in 1996 from $1,105 (11.3% of revenues) in 1995 primarily due to higher infrastructure requirements and increased selling costs associated with the higher sales volume in 1996.

Income from operations increased $3,634 to $4,370 (11.4% of revenues) for the three month period ended June 30, 1996 from $736 (7.5% of revenues) in the comparable period in 1995 primarily due to higher sales volume in 1996.

The effective tax rate for the three months ended June 30, 1996 is 36.0% compared to the effective tax rate of 39.2% in 1995. The effective tax rate is lower in 1996 as a result of differences in the locations to which products were shipped in 1996.

Six months ended June 30, 1996 compared to six months ended June 30, 1995(000's omitted):

Revenue for the six months ended June 30, 1996 increased $29,119 or 105.9% to $56,615 from $27,496 in the comparable period in the prior year. This increase is a result of increases in Domestic Promotions and Toys revenue partially offset by a decrease in International Promotions revenue.

Cost of sales increased $22,411 to $42,647 (75.3% of revenues) for the six month period ended June 30, 1996, from $20,236 (73.6% of revenues) in the comparable period in 1995. The decrease in gross margin percentage is due primarily to higher margins realized on several European promotions in 1995.

Salaries, wages and benefits increased $2,334 to $5,195 (9.2% of revenues) in 1996 from $2,861 (10.4% of revenues) in 1995 due to increases in the number of employees and higher incentive compensation recorded as a result of the increased income in 1996.

Selling, general and administrative expenses increased $528 to $2,904 (5.1% of revenues) in 1996 from $2,376 (8.6% of revenues) in 1995 primarily due to higher infrastructure requirements and increased selling costs associated with the higher sales volume in 1996.

Income from operations increased $3,846 to $5,869 (10.4% of revenues) for the six month period ended June 30, 1996, from $2,023 (7.4% of revenues) in the comparable period in 1995, primarily due to the higher sales volume in 1996.

The effective tax rate for the six month period ended June 30, 1996 is 36.0% compared to the effective tax rate of 39.7% for the six month period ended June 30, 1995. The effective tax rate is lower in 1996 as a result of differences in the locations to which products were shipped in 1996.

FINANCIAL CONDITION AND LIQUIDITY  (000'S OMITTED):

At June 30, 1996 working capital was $17,041 as compared to approximately $12,446 at December 31, 1995. The increase in working capital is primarily a result of profits for the six month period ended June 30, 1996.

As of June 30, 1996, the Company's investment in accounts receivable and production-in-process increased by $35,024 compared to December 31, 1995. This increase was attributable primarily to an increase in accounts receivable of $35,003 due to a large promotion associated with a major motion picture release in June 1996. The cost of manufacturing product for the promotion was funded primarily through use of the Company's cash and short term borrowings under the Company's line of credit. As of August 8, 1996, the Company had collected the majority of its June 30, 1996 accounts receivables and had repaid the borrowings under the line of credit. In addition, as of August 12, 1996, the Company had cash and marketable securities totaling approximately $15,000. The Company had no material commitments for capital expenditures at June 30, 1995.

At June 30, 1996 accounts payable increased $4,646 compared to December 31, 1995. This increase was primarily attributed to the larger number of shipments in the second quarter of 1996 in contrast to the fourth quarter of 1995.

The Company is exploring the possibility of acquiring other companies to further diversify its business, although no assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating such transactions. If the Company is successful in finding suitable acquisition candidates, such transactions would be financed, depending on availability and market conditions, through the use of the Company's existing funds, bank financing or a combination of these sources.

CREDIT FACILITIES

On January 26, 1996, the Company entered into a credit agreement with Sanwa Bank California and Imperial Bank which makes available to the Company a line of credit of up to $25 million. The line of credit is secured by substantially all of the Company's assets and expires on April 30, 1998. As of June 30, 1996, $8,550 was outstanding under the line of credit. As of August 8, 1996, all borrowings outstanding on the line of credit at June 30, 1996 had been repaid.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 12th day of August, 1996.


                            EQUITY MARKETING, INC.



                            By:  /s/ DONALD A. KURZ
                                 -------------------------------------------
                            Donald A. Kurz
                            President, Co-Chief Executive Officer



                            By:  /s/ KENNETH M. FISHER
                                 -------------------------------------------
                            Kenneth M. Fisher
                            Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)