Form 10-Q
period 1996-09-30
EQUITY MARKETING INC
filed 1996-11-14
CIK 911151

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number: 23346


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

Yes  X      No
    ----       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value, 5,641,512 shares as of November 11, 1996

                             EQUITY MARKETING, INC.


                     Index To Quarterly Report on Form 10-Q
               Filed with the Securities and Exchange Commission
                     Three Months Ended September 30, 1996



                                                                                     Page
                                                                                     ----
Part I.          Financial  Information

                 Item 1.  Financial Statements                                         3

                 Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                          9


Part II.
                 Item 4.  Submission of Matters to a Vote of Security Holders         12


                 Item 6.  Exhibits and Reports on Form 8-K                            12

PART I.          FINANCIAL INFORMATION

         ITEM 1.          FINANCIAL STATEMENTS

                             EQUITY MARKETING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                     SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                                     ------------------     -----------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .                  $ 4,470                $ 3,940
  Marketable securities . . . . . . . . . . . . . . . . .                      ---                 11,935
  Accounts receivable, net of allowances of $443 and $200
  as of September 30, 1996 and December 31, 1995,
  respectively  . . . . . . . . . . . . . . . . . . . . .                   16,595                  1,749
  Production-in-process and inventory . . . . . . . . . .                   11,023                  3,296
  Prepaid expenses and other current assets . . . . . . .                    2,197                  2,119
                                                                           -------                -------
          Total current assets  . . . . . . . . . . . . .                   34,285                 23,039
FIXED ASSETS, net . . . . . . . . . . . . . . . . . . . .                    2,183                  1,980
GOODWILL AND OTHER INTANGIBLE ASSETS, net . . . . . . . .
                                                                             5,659                    391
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . .                      729                    852
                                                                           -------                -------
          Total assets  . . . . . . . . . . . . . . . .                    $42,856                $26,262
                                                                           =======                =======

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                                       ------------------     -----------------
                                                                           (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . .                   $12,741              $ 5,726
  Accrued liabilities . . . . . . . . . . . . . . . . . . .                     8,618                3,896
  Deferred revenue  . . . . . . . . . . . . . . . . . . . .                       228                  971
                                                                              -------              -------
          Total current liabilities . . . . . . . . . . . .                    21,587               10,593
LONG TERM LIABILITIES . . . . . . . . . . . . . . . . . . .                     1,006                  787
                                                                              -------              -------
       Total Liabilities  . . . . . . . . . . . . . . . . .                    22,593               11,380
                                                                              -------              -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000
  shares authorized, none issued or outstanding . . . . . .                       ---                  ---
  Common stock, par value $.001 per share, 20,000,000
  shares authorized, 5,588,512 and 5,509,682 shares outstanding
  as of September 30, 1996 and December 31, 1995, respectively                    ---                  ---
  Additional paid-in capital  . . . . . . . . . . . . . . .                     8,604                8,241
  Retained earnings . . . . . . . . . . . . . . . . . . . .                    13,005                7,990
                                                                              -------              -------
                                                                               21,609               16,231
Less--
  Treasury stock, 1,897,670 and 1,907,100 shares, at cost,
  as of September 30, 1996 and December 31, 1995, respectively
                                                                              (1,282)               (1,285)
  Stock subscription receivable . . . . . . . . . . . . . .                      (64)                  (64)
                                                                              -------              -------
          Total stockholders' equity  . . . . . . . . . . .                    20,263               14,882
                                                                              -------              -------
          Total liabilities and stockholders' equity  . . .                   $42,856              $26,262
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

                             EQUITY MARKETING, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  -------------                    -------------

                                                                 1996             1995            1996            1995
                                                                 ----             ----            ----            ----
  REVENUES  . . . . . . . . . . . . . . . . . . . . .           $20,099          $19,254         $76,714         $46,750

  COST OF SALES . . . . . . . . . . . . . . . . . . .            14,278           15,136          56,926          35,441
                                                                -------          -------         -------         -------
       Gross Profit . . . . . . . . . . . . . . . . .             5,821            4,118          19,788          11,309
                                                                -------          -------         -------         -------

  OPERATING EXPENSES:
       Salaries, wages and benefits . . . . . . . . .             2,328            1,912           7,523           4,777
       Selling, general and administrative  . . . . .             1,734            1,338           4,638           3,641
                                                                -------          -------         -------         -------
            Total operating expenses  . . . . . . . .             4,062            3,250          12,161           8,418
                                                                -------          -------         -------         -------
            Income from operations  . . . . . . . . .             1,759              868           7,627           2,891

  INTEREST INCOME, net                                               66              139             224             288
                                                                -------          -------         -------         -------

            Income before provision for income taxes              1,825            1,007           7,851           3,179

  PROVISION FOR INCOME TAXES  . . . . . . . . . . . .               667              404           2,836           1,266
                                                                -------          -------         -------         -------
            Net income  . . . . . . . . . . . . . . .            $1,158          $   603         $ 5,015         $ 1,913
                                                                 ======          =======         =======         =======

  NET INCOME PER SHARE  . . . . . . . . . . . . . . .            $  .20          $   .11         $   .85         $   .34
                                                                 ======          =======         =======         =======

  WEIGHTED AVERAGE
            SHARES OUTSTANDING  . . . . . . . . . . .         5,924,223        5,710,735       5,903,944       5,696,860
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

                             EQUITY MARKETING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                               1996           1995
                                                                                    ----           ----
   Net income  . . . . . . . . . . . . . . . . . . . . . . .                       $5,015       $  1,913
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . .                          609            374

     Provision for doubtful accounts   . . . . . . . . . . .                          243            ---
     Non-cash rent   . . . . . . . . . . . . . . . . . . . .                          219            ---
     Loss on disposition of fixed assets   . . . . . . . . .                          ---             14
         Other . . . . . . . . . . . . . . . . . . . . . . .                            6            ---
         Changes in assets and liabilities:
          Increase (decrease) in cash and cash equivalents --
          Accounts receivable  . . . . . . . . . . . . . . .                      (13,980)         8,842
                 Production-in-process and inventory . . . .                       (5,800)        (2,024)
                 Prepaid expenses and other assets . . . . .                          670           (466)
                 Other assets  . . . . . . . . . . . . . . .                          147             59
                 Accounts payable  . . . . . . . . . . . . .                        5,915         (2,138)
                 Accrued liabilities . . . . . . . . . . . .                        1,041           (602)
                 Deferred revenue  . . . . . . . . . . . . .                         (743)         1,956
                                                                                 --------       --------
                       Net cash (used in) provided by operating activities         (6,658)         7,928
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities  . . . . . . . . . .                      (31,807)       (23,719)
     Proceeds from sales and maturities of marketable securities                   43,742         13,326
      Purchases of Fixed Assets  . . . . . . . . . . . . . .                         (506)        (1,246)
      Payment for purchase of EPI Group Limited                                    (4,840)            --
                                                                                 --------       --------
                       Net cash provided by (used in) investing                     6,589        (11,639)
CASH PurchasesMofItreasuryAstockTIE.:. . . . . . . . . . . .                          ---           (368)

     Proceeds from exercise of stock options   . . . . . . .                           76            ---
      Tax benefit from exercise of stock options . . . . . .                          240            ---
                                                                                 --------       --------
              Net cash provided by (used in) financing activities                     316           (368)
              Net increase in cash and cash
              equivalents  . . . . . . . . . . . . . . . . .                          247         (4,079)

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . .                        3,940          5,765

CASH ACQUIRED IN PURCHASE, OF EPI GROUP LIMITED  . . . . . .                          283            ---
                                                                                 --------       --------
CASH AND CASH EQUIVALENTS, end of period   . . . . . . . . .                     $  4,470       $  1,686
                                                                                 ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
   Interest  . . . . . . . . . . . . . . . . . . . . . . . .                     $     91       $     20
                                                                                 ========       ========
   Income taxes. . . . . . . . . . . . . . . . . . . . . . .                     $  4,317       $  2,277
                                                                                 ========       ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (000'S OMITTED EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain reclassifications have been made to the accompanying condensed consolidated financial statements to conform them with the current period presentation.

PRODUCTION IN PROCESS AND INVENTORY

Production-in-process represents direct costs related to product development, procurement and tooling which are capitalized and amortized over the life of the related products. Inventory represents products held for sale to customers and finished products in transit to customers' distribution centers. Inventory is valued at the lower of cost or market on a first in, first out basis.

NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and warrants and are included in the weighted average shares pursuant to the treasury stock method.

NOTE 2 - ACQUISITION

On September 18, 1996, the Company acquired 100 percent of the outstanding common stock of EPI Group Limited ("EPI"), a Delaware corporation, for approximately $2,900 in cash plus additional contingent cash consideration based on the results of EPI's operations, as defined in the stock purchase agreement, during the three year period ending December 31, 1999 ("the Acquisition").

The Acquisition is being accounted for as a purchase and accordingly, the results of operations of EPI for the period from September 18, 1996 to September 30, 1996 are included in the consolidated operating results of the Company for the three and nine month periods ended September 30, 1996. The purchase price has been preliminarily allocated to the acquired net assets based on their estimated fair values as of the acquisition date. As of September 30, 1996, the excess of the purchase price over the estimated fair values of the net assets acquired was $5,445 and is being amortized on a straight line basis over 20 years.

The following unaudited pro-forma information presents a summary of the consolidated results of operations of the Company and EPI as if the acquisition had occurred at the beginning of 1995 and includes pro-forma adjustments to give effect to the amortization of goodwill, and decreased interest income associated with funding the Acquisition and certain other adjustments, together with the related income tax effects. The pro-forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and EPI had been a single entity during 1995 and during the nine months ended September 30, 1996, nor is it necessarily indicative of the results of operations which may occur in the future.


                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                                           SEPTEMBER 30,
                                                                           -------------
                                                                 1996                          1995
                                                                 ----                          ----
  Revenues . . . . . . . . . . . . . . . . . . . . . . . .     $ 80,761                      $ 51,309
  Income from Operations . . . . . . . . . . . . . . . . .     $  7,203                      $  3,792
  Net Income . . . . . . . . . . . . . . . . . . . . . . .     $  4,657                      $  2,371
  Net Income Per Share . . . . . . . . . . . . . . . . . .     $    .79                      $    .42
  Weighted Average Shares Outstanding  . . . . . . . . . .    5,903,944                     5,696,860





The Company is in the process of working with independent consultants to obtain valuations of the individual assets. The allocation of the excess purchase price may change based upon these valuations. This acquisition has been structured as a non-taxable transaction and deferred taxes may need to be recorded for the basis differential (if any) of the net assets acquired.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward looking statements. Actual results could vary from those expected due to a variety of factors or risks including, for example, the potential cancellation of promotions due to delays in the timing of theatrical motion picture releases, the ability to renew licenses under favorable terms, the Company's dependence on a single customer, quarterly fluctuations in financial results, changes in international tariff rates, difficulties of integrating acquisitions and other risks detailed from time to time in the Company's SEC reports. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:


                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ------------------                   -----------------

                                                            1996             1995               1996            1995
                                                            ----             ----               ----            ----
 Revenues  . . . . . . . . . . . . . . . . . .             100.0%           100.0%             100.0%          100.0%

 Cost of sales . . . . . . . . . . . . . . . .              71.0%            78.6%              74.2%           75.8%
                                                            -----            -----              -----           -----

      Gross Profit   . . . . . . . . . . . . .              29.0%            21.4%              25.8%           24.2%

 Operating Expenses:
    Salaries, wages and benefits . . . . . . .              11.6%             9.9%               9.8%           10.2%
    Selling, general and administrative  . . .               8.6%             7.0%               6.0%            7.8%
                                                            -----            -----              -----           -----
      Total operating expenses   . . . . . . .              20.2%            16.9%              15.8%           18.0%
                                                            -----            -----              -----           -----

      Income from operations   . . . . . . . .               8.8%             4.5%              10.0%            6.2%

 Interest Income, net  . . . . . . . . . . . .               0.3%             0.7%               0.3%            0.6%
                                                            -----            -----              -----           -----
      Income before provision for income
        taxes  . . . . . . . . . . . . . . . .               9.1%             5.2%              10.3%            6.8%

 Provision for Income Taxes                                  3.3%             2.1%               3.7%            2.7%
                                                            -----            -----              -----           -----
      Net Income   . . . . . . . . . . . . . .               5.8%             3.1%               6.6%            4.1%
                                                            =====            =====              =====           =====


Three months ended September 30, 1996 compared to three months ended September 30, 1995 (000's omitted):

Revenue for the three months ended September 30, 1996 increased $845 to $20,099 from $19,254 in 1995 as a result of increases in Toys revenue partially offset by decreases in Promotions revenue. Promotions revenue decreased $2,297 to $13,939 from $16,236 in 1995 due to fewer international promotions during the three months ended September 30, 1996 compared to the same period in 1995.
Toys revenue
increased $3,142 to $6,160 from $3,018 in 1995 primarily due to increases in sales under the Company's multi-year Warner Bros. International Looney Tunes license to various international distributors and sales of products based on the PBS television property, Wishbone.

Cost of sales decreased $858 to $14,278 (71.0% of revenues) for the three months ended September 30, 1996 from $15,136 (78.6% of revenues) in the comparable period in 1995 primarily due to higher gross margins realized on the higher volume of Toys sales in 1996.

Salaries, wages and benefits increased $416 to $2,328 (11.6% of revenues) in 1996 from $1,912 (9.9% of revenues) in 1995 primarily due to the addition of 17 employees to support the increased sales volume and higher incentive compensation recorded as a result of the increased income in 1996.

Selling, general and administrative expenses increased $396 to $1,734 (8.6% of revenues) in 1996 from $1,338 (7.0% of revenues) in 1995 primarily due to higher infrastructure requirements and increased selling costs associated with the higher Toys sales volume in 1996.

Income from operations increased $891 to $1,759 (8.8% of revenues) for the three months ended September 30, 1996 from $868 (4.5% of revenues) in the comparable period in 1995 primarily due to higher gross margin Toys sales in 1996.

The effective tax rate for the three months ended September 30, 1996 was 36.6% compared to the effective tax rate of 40.1% in 1995. The effective tax rate was lower in 1996 as a result of differences in the locations to which products were shipped in 1996.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995 (000's omitted):

Revenue for the nine months ended September 30, 1996 increased $29,964 to $76,714 from $46,750 in the comparable period in the prior year due to increases in both Promotions and Toys revenues. Promotions revenue increased $25,286 to $63,246 from $37,960 in 1995 due to a high volume promotion associated with a major motion picture release in June 1996 as well as to an increase in the overall number of promotions sold in 1996. Toys revenues increased $4,678 to $13,468 from $8,790 in 1995 primarily due to increases in sales under the Company's multi-year Warner Bros. International Looney Tunes license to various international distributors and sales of products on the PBS television property, Wishbone.

Cost of sales increased $21,485 to $56,926 (74.2% of revenues) for the nine months ended September 30, 1996, from $35,441 (75.8% of revenues) in the comparable period in 1995. Gross margins for the nine months increased to 25.8% in 1996 from 24.2% in 1995 primarily as a result of higher margins on Toys sales in 1996.

Salaries, wages and benefits increased $2,746 to $7,523 (9.8% of revenues) in 1996 from $4,777 (10.2% of revenues) in 1995 due to increases in the number of employees and higher incentive compensation recorded as a result of the increased income in 1996.

Selling, general and administrative expenses increased $997 to $4,638 (6.0% of revenues) in 1996 from $3,641 (7.8% of revenues) in 1995 primarily due to higher infrastructure requirements and increased selling costs associated with the higher retail Toys sales volume in 1996.

Income from operations increased $4,736 to $7,627 (10.0% of revenues) for the nine months ended September 30, 1996, from $2,891 (6.2% of revenues) in the comparable period in 1995, primarily due to the higher sales volume and higher gross profit margins in 1996.

The effective tax rate for the nine month period ended September 30, 1996 was 36.1% compared to the effective tax rate of 39.8% for the nine month period ended September 30, 1995. The effective tax rate was lower in 1996 as a result of differences in the locations to which products were shipped in 1996.



FINANCIAL CONDITION AND LIQUIDITY  (000'S OMITTED):

At September 30, 1996 working capital was $12,698 as compared to $12,446 at December 31, 1995. The increase in working capital is primarily a result of profits for the nine months ended September 30, 1996 partially offset by current liabilities in excess of current assets acquired in the Acquisition discussed in Note 2 above.

As of September 30, 1996, the Company's investment in accounts receivable increased $14,846 compared to December 31, 1995 due to a large promotion associated with a motion picture home video release in September 1996 and due to the acquisition of accounts receivable in connection with the Acquisition. As of October 31, 1996, the majority of these accounts receivables had been collected. The cost of manufacturing for this promotion was funded through the use of the company's cash.

Production-in-process and inventory increased $7,727 due to purchases of inventory in transit to customer's distribution centers in connection with a promotion associated with a major motion picture home video release in October 1996. As of October 31, 1996, the majority of this inventory had been sold. The increase in production-in-process and inventory was also attributable to inventory acquired in the Acquisition.

At September 30, 1996 accounts payable and accrued liabilities increased $11,737 compared to December 31, 1995. This increase was primarily attributable to manufacturing costs associated with shipments related to the promotions run in September and October 1996 discussed in the paragraph above and due to liabilities acquired in connection with the Acquisition. In addition to the Acquisition, the Company is exploring the possibility of acquiring other companies to further diversify its business, although no assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating such transactions. If the Company is successful in finding suitable acquisition candidates, such transactions would be financed, depending on availability and market conditions, through the use of the Company's existing funds, issuing additional equity or debt, bank financing or a combination of these sources.

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

PART II.

         ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          The Company's 1996 Annual Meeting Shareholders was held on July 16, 1996. Each of the following persons was re- elected for an additional one-year term as a director of the Company:

                                                       NAME                    VOTES FOR              VOTES WITHHELD
                                                       ----                    ---------              --------------
                                            Lawrence Elins                     5,323,866                   1,000

                                            Merrill M. Kraines                 5,323,366                   1,500

                                            Donald A. Kurz                     5,323,866                   1,000

                                            Bruce Raben                        5,323,866                   1,000

                                            Stephen P. Robeck                  5,323,866                   1,000

                          The selection of Arthur Andersen LLP as the Company's independent auditor was ratified by a vote of 5,320,586 shares for, 900 shares against and 3,380 shares abstaining.

                          A proposal to amend the Equity Marketing, Inc. Stock Option Plan to permit additional grants and issuances thereunder was approved by a vote of 4,536,521 shares for, 41,150 shares against, 8,830 shares abstaining and 738,365 shares not voted. In addition, a proposal to amend the Equity Marketing, Inc. Non-Employee Director Stock Option Plan to permit additional grants and issuances thereunder was approved by a vote of 4,156,453 shares for, 51,980 shares against, 9,100 shares abstaining and 1,107,333 shares not voted.

         ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                          (a)     Exhibits:

                                  10.1 Employment Agreement dated August 5, 1996 between Equity Marketing, Inc. and Albert R. Ovadia

                                  10.2 Employment Agreement dated September 18, 1996 between Equity Marketing, Inc. and Christopher Reynolds

                                  10.3 Employment Agreement dated September 18, 1996 between Equity Marketing, Inc. and Merryl L. Reynolds

                                  10.4 Employment Agreement dated September 18, 1996 between Equity Marketing, Inc. and Ronda L. Drummond

                                  10.5     First Amendment to Credit Agreement
                                           dated September 18, 1996 between
                                           Equity Marketing, Inc., Sanwa Bank
                                           California and Imperial Bank

                                  10.6     Equity Marketing, Inc. Stock Option
                                           Plan (1)

                                  10.7     Equity Marketing, Inc. Non-Employee
                                           Director Stock Option Plan (2)

                                  10.8     Stock Purchase Agreement dated
                                           September 18, 1996 between Equity
                                           Marketing, Inc. and the Stockholders
                                           of EPI Group Limited (3)

                                  27       Financial Data Schedule

                          (b)     Reports on Form 8-K:

                                  Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 1996.





______________________________
(1) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (Registration Statement No. 33-315499) which is an incorporated herein by reference.

(2) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (Registration Statement No. 33-315493) which is incorporated herein by reference.

(3) Previously filed as an exhibit to Registrant's Form 8-K filed on October 2, 1996 which is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1996.




                                       EQUITY MARKETING, INC.



                                       By: /s/ DONALD A. KURZ
                                          --------------------------------
                                          Donald A. Kurz
                                          President, Co-Chief Executive Officer



                                       By:  /s/ KENNETH M. FISHER
                                          --------------------------------
                                          Kenneth M. Fisher
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)