Form 10-K
period 1996-12-31
EQUITY MARKETING INC
filed 1997-03-31
CIK 911151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _____________________ to_____________________

                          Commission File Number 22308

                             EQUITY MARKETING, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  13-3534145
     (State of or other jurisdiction of    (I.R.S. employer identification no.)
      incorporation or organization)

                               131 S. RODEO DRIVE
                         BEVERLY HILLS, CALIFORNIA 90212
                    (Address of principal executive offices)

                                 (310) 887-4300
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each Class              Name of each exchange on which registered
     -------------------              -----------------------------------------
     None                             None

Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

         Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997 was $49,247,663.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


                                                               Number of Shares
                                                                 outstanding on
                                                                 March 21, 1997
                                                                 --------------

         Common Stock, $0.001 par value ....................       5,854,571


         Documents Incorporated by Reference:
         Certain portions of the Registrant's Proxy Statement relating to Registrant's annual meeting of stockholders scheduled to be held on June 24, 1997 are incorporated by reference into Part III of this Form 10-K.

                             EQUITY MARKETING, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1996

                               ITEMS IN FORM 10-K

                                                                                                                          Page
                                                                                                                          ----
Part I
------
                 Item 1.  Business                                                                                          3
                 Item 2.  Properties                                                                                        7
                 Item 3.  Legal Proceedings                                                                                 7
                 Item 4.  Submission of Matters to a Vote of Security Holders                                               7

Part II
-------

                 Item 5.  Market for the Registrant's Common Equity and Related
                          Stockholder Matters                                                                               7
                 Item 6.  Selected Financial Data                                                                           8
                 Item 7.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                                         9
                 Item 8.  Financial Statements and Supplementary Data                                                      12
                 Item 9.  Changes In and Disagreements With Accountants on Accounting
                          and Financial Disclosure                                                                         12

Part III
--------
                 Item 10. Directors and Executive Officers of the Registrant                                               13
                 Item 11. Executive Compensation                                                                           15
                 Item 12. Security Ownership of Certain Beneficial Owners and Management                                   15
                 Item 13. Certain Relationships and Related Transactions                                                   15

Part IV
-------

                 Item 14. Exhibits, Financial Statements and Reports on Form 8-K                                           16

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-K or future filings by Equity Marketing, Inc. (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties including, for example, the potential cancellation of promotions due to delays in the timing of theatrical motion picture releases, the ability to renew licenses under favorable terms, the Company's dependence on a single customer, quarterly fluctuations in financial results, and changes in international tariff rates. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                ($000's omitted)

                                     PART I
ITEM 1.          BUSINESS

GENERAL

         Equity Marketing, Inc. ("Equity Marketing" or the "Company") designs, develops, produces, markets and distributes a wide variety of custom toy, gift and other products generally based upon characters from popular entertainment properties licensed primarily by television and motion picture studios. The Company's products include character figurines, action vehicles, plush toys, dolls, play sets, beverage containers, fashion accessories and other toy and novelty items. Equity Marketing sells its products domestically and internationally to fast-food restaurant chains, oil companies, mass market and specialty market retailers, international toy, candy and gift distributors, and other consumer products companies. Products of the promotions division of the Company, Equity Promotions ("Promotions"), are utilized primarily in promotional campaigns implemented by its fast-food restaurant and consumer products customers, which include Burger King Corporation ("Burger King") and Shell Oil Company ("Shell"), as well as international consumer product companies such as Kellogg's De Mexico, S.A. de C.V., Duracell S.A. de C.V. and Coca-Cola Mexicana S.A. de C.V. Equity Toys ("Toys"), the toy division of the Company, designs and produces toys and gifts based upon licensed characters for direct sale to major mass market and specialty market retailers such as Toys "R" Us, Inc. ("Toys "R" Us"), Walmart Stores, Inc. ("Walmart"), Target Stores, Inc. ("Target"), Blockbuster Entertainment Group ("Blockbuster"), and direct sale to various international distributors worldwide.

         The Company's products generally are based upon characters from entertainment properties licensed by television and motion picture studios and other licensors. Licenses for characters upon which Equity Marketing's promotional products are based are generally obtained directly by the Company's customers from licensors, including The Walt Disney Company ("Disney"), Warner Bros. Inc. ("Warner Bros."), MCA/Universal Merchandising, Inc. ("Universal"), Saban Entertainment, Inc. ("Saban"), and Twentieth Century Fox. Such licenses are typically specific to the promotional campaign implemented by the Company's customers and generally do not extend beyond the end of the promotional campaign. In contrast, Equity Toys generally obtains licenses directly from licensors. These licenses generally grant the Company rights to design, manufacture and distribute certain specific items or types of items in specific U.S. and/or international markets for limited periods of time, typically one to three years.

         The licensed properties from which the Company has developed or is developing products include Hercules, Toy Story, The Hunchback of Notre Dame, The Lion King, Pocahontas, Aladdin, Gargoyles, The Little Mermaid, Beauty and the Beast, Looney Tunes, Jurassic Park: The Lost World, The Land Before Time, Wishbone, Mighty Morphin Power Rangers, Garfield, Casper, Balto, The Flintstones, The Simpsons, Teenage Mutant Ninja Turtles, Indiana Jones, Alf, Home Alone, and Babar. The above named properties are trademarks of their respective proprietors.

         The Company believes its competitive advantage is its creative interpretation of popular licensed characters and its ability to translate these creative concepts quickly into high quality products with high perceived value. Equity Marketing generally develops and produces its products in response to specific customer orders. These customers generally give the Company short lead times and require strict compliance with delivery schedules to coincide with motion picture or television program releases.

EQUITY PROMOTIONS

         The Company's largest current market is promotional products used as free premiums or sold in conjunction with the purchase of meals at quick service restaurants, primarily Burger King. The Company also produces products for use in promotional programs run by its consumer products and oil company customers. Premium-based promotions are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which many of the promotional products are based. The use of promotional products based upon appropriate entertainment properties allows promotion sponsors to draw upon the popular identity developed by the licensed characters through exposure in various media such as television programs, motion pictures and publishing. Promotions are designed to benefit sponsors by generating consumer loyalty, building market share and enhancing the sponsors' images as providers of value-added products and services. In addition, motion picture and television studio licensors often incorporate such promotions into their own marketing plans because of the substantial advertising expenditures made by sponsors of promotions and because the broad exposure of the licensed property to consumers in the sponsors' restaurants and stores supplements the marketing of motion pictures and television programs by the studios.

         Promotion's principal strategy is to continue to diversify its promotions customer base and to continue to expand its relationship with Burger King. The Company is seeking to establish new channels of distribution in both domestic and international markets for the Company's promotional products. These channels include automobile service stations, packaged foods companies and convenience stores. In connection with these strategic goals, in September 1996, the Company acquired 100% of the common stock of EPI Group Limited ("EPI") a designer, developer, producer and distributor of promotional and retail toys and other products for sale to oil companies (primarily Shell), consumer products companies and retailers. (See Note 3 of the accompanying
Notes to Consolidated Financial Statements.)   In 1996 the Company was
appointed as a Premiums Agency of Record for Burger King. This appointment allows the Company to expand upon its historical focus on children's premiums and be considered for the full spectrum of Burger King's domestic and international premium activities. In connection with the Agency of Record appointment, the Company has agreed to produce promotional products for Burger King exclusively within the domestic and international quick service restaurant markets for the duration of the Agency of Record agreement and for a six month period thereafter. The Company is seeking to acquire other companies and is also investing in its sales force and infrastructure to target new markets through internal growth. No assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating such transactions.

         Promotions performs a wide range of creative design, product development and production services for its customers. The Company assists customers with promotional concept development; provides an initial evaluation of entertainment properties for which licenses are available; advises customers as to which licenses are consistent with their marketing objectives and sometimes assists customers in procuring such licenses. The Company also proposes specific product-based promotions based on the properties secured by its customers; develops promotional product concepts and designs utilizing the property; provides the product development and engineering necessary to translate the entertainment property, which often consists of two-dimensional artwork, into finished products; obtains or coordinates licensor approval of the product designs, prototypes and finished products; contracts for and supervises the manufacture of the products; arranges for safety testing to customer and regulatory specifications by an independent testing laboratory; and arranges insurance, customs clearance and, in most instances, the shipping of finished products to the customer. The Company also provides creative services as needed to customers for packaging and point- of-sale advertising. In some cases, customers obtain license rights or develop promotions concepts independently and engage the Company only to design and produce specific products. In other cases, the Company provides the full range of its services.

         The Company employs strict quality control procedures in translating licensed properties into finished products. For example, while the Company believes it is a typical practice to have molded products sculpted by third parties in the Far East based upon two-dimensional line drawings, Equity Marketing's general practice with respect to such products is to produce original sculpted models as well as master castings utilizing in-house or freelance sculptors and moldmakers. This practice allows closer quality control review by the Company's artistic staff and the licensor before the products are forwarded to a manufacturer. Although this practice increases the Company's development expenses, the Company believes it significantly improves the quality of the finished product and increases the likelihood that such product will meet a licensor's standards.

      The Company's international promotions include unique products tailored to local markets and the use of products from promotions originally run in the United States. American entertainment properties are generally released in other countries subsequent to the date of their release in the United States. Because the Company has already made its investment in the creative development of product concepts based upon such entertainment properties by the time of their domestic release, it often has completed both creative, and in some instances, production work in advance of their foreign release. The Company is currently pursuing promotions opportunities in Mexico and Latin America and has entered into promotions with Duracell S.A. de C.V. and Disney Consumer Products Latin America, Inc. which are scheduled to be fulfilled in the first six months of 1997. In addition, the Company has sold promotional products internationally in the United Kingdom, Germany, Spain and Australia. While the Company does not currently intend to devote significant resources to the European or Asian markets, the Company's long term plan is to expand its Promotions business in Europe and Asia.

         Promotions revenues for the years ended December 31, 1994, 1995 and 1996 amounted to $56,900, $73,233, and $92,812 or 92.1%, 87.2%, and 83.1% of
the Company's revenues, respectively. A single promotions customer, Burger King, accounted for 73.3%, 67.9%, and 69.5% of the Company's total revenues for the years ended December 31, 1994, 1995 and 1996, respectively.

EQUITY TOYS

      Equity Toys designs and manufactures toys for direct sale to major mass market retailers such as Toys "R" Us, Walmart and Target, specialty market retailers such as Store of Knowledge, Imaginarium and Blockbuster and to various international distributors worldwide. These products are based upon licenses the Company has obtained from entertainment companies such as Warner Bros. and Universal. In some cases, the products are based on the same licensed properties that are used in the Company's promotions business.

      The Company holds a design and manufacturing license to produce and distribute plush toys, figurines and bendables for Warner Bros. Looney Tunes characters for substantially all markets outside the U.S. and Canada through 1998. In 1995, the Company obtained the U.S. mass market license to design, manufacture, and distribute toys for Big Feats Entertainment's "Wishbone", a live action children's television program broadcast on the Public Broadcasting System. In 1996, the Company obtained a mass market license to design, manufacture and distribute toys associated with Universal's "The Land Before Time" animated home videos. In 1996, the Company also obtained a license to design, manufacture and distribute toys to the retail specialty market and certain items for the mass market in connection with the summer 1997 release of Universal's "Jurassic Park : The Lost World". In addition, in 1996 the Company obtained a multi-year license to design, develop, manufacture and distribute a line of toys based on Paragon Entertainment Corporation's PBS television series "Kratts' Creatures". In February 1997, the Company obtained an exclusive mass market license to design, manufacture and distribute toys associated with Jim Hensen Production's PBS television feature Go To Bed Fred.

      Equity Toys' principal strategy is to secure licenses that are likely to produce revenue for several years, thus increasing the predictability of the Company's year to year revenue streams. Toys supplements these licenses with selected event related licenses as well as its own original concepts. The Company intends to implement this strategy through both internal growth and acquisitions. No assurance can be given that the Company will be successful in obtaining or renewing licenses under satisfactory terms or that the Company will find suitable acquisition candidates.

      Equity Toys sales accounted for $4,876, $10,782 and $18,935 or 7.9%, 12.8% and 16.9% of the Company's total revenues for the years ended December 31, 1994, 1995 and 1996, respectively.

ORIGINAL ENTERTAINMENT PROPERTIES

      As part of its business strategy, the Company intends to continue to create and develop original entertainment properties which have potential merchandise applications. The Company believes that the development of original entertainment properties provides it with the opportunity to enhance its reputation within the entertainment community and provides possible media-based revenues without incurring significant production expense.

      The Company and Jumbo Pictures, an unaffiliated animation and production company, signed an option agreement with Walt Disney Pictures relating to the development and production of the original property, Little Monsters. In February 1997, Disney's successor-in-interest, Warner Bros. Pictures, Inc. exercised their option to purchase the intellectual property subject to ongoing revenue participation by the Company in Jumbo Pictures. In addition, the Company and Jumbo Pictures are pursuing opportunities relating to the development and production of the original property, Five Aliens with Big Heads as an animated television series or feature length motion picture. No assurance can be given that these or any other original properties created by the Company will be successfully developed or produced. Moreover, in the event that these properties are successfully developed, the Company does not anticipate receiving a material amount of revenue from such productions.

BACKLOG

      Order backlog at December 31, 1995 and 1996 was approximately $47,449 and $35,201, respectively. The Company expects the 1996 order backlog to be filled by December 31, 1997.

MANUFACTURING

      The Company's products are manufactured according to Company and customer specifications by unaffiliated contract manufacturers. Equity Marketing Hong Kong, Ltd., a wholly owned subsidiary of the Company, manages production of the Company's products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation. The Company believes that the presence of a dedicated staff in Hong Kong results in lower net costs, increased ability to respond rapidly to customer orders and maintenance of more effective quality control standards. Products manufactured in the Far East represented approximately 96 percent of the Company's 1996 production. The Company's products are also manufactured by third parties in the United States. Equity Marketing generally retains, for itself or on behalf of its customers, ownership of the molds and tooling required for the manufacture of its products. The Company is not a party to any long term contractual arrangements with any manufacturer.

      Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. In 1996, approximately 92 percent of the Company's products were manufactured for the Company in China. China currently enjoys Most Favored Nation trading status with the United States. Under the Trade Act of 1974, the President of the United States is authorized, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for Most Favored Nation treatment. The President has waived these provisions each year since 1979. The most recent waiver was granted on May 31, 1996, and extended China's most favored nation status until July 3, 1997. No assurance can be given that China will continue to enjoy Most Favored Nation status in the future. In addition, over the last several years, the U.S. has threatened to impose trade sanctions on Chinese products over such issues as human rights, market access, and protection of U.S. intellectual property rights. Any legislation or administrative action by the United States government that revokes or places further conditions on China's Most Favored Nation status, or otherwise limits imports of Chinese products into the United States, could if enacted, have a material adverse effect on the demand for the Company's products because products originating from China could be subjected to substantially higher rates of duty. The Company believes that any such adverse effect would generally be applicable to all producers of toys. The Company believes alternative manufacturers are available in other countries and continues to evaluate their ability to compete in terms of cost, quality, production capacity and other considerations. In this regard, the Company has manufactured products in the Philippines, Indonesia, Thailand and Macau for delivery in Mexico and Europe and is constantly exploring other low cost production sources. The Company believes that the raw materials from which its products are made are widely available from multiple sources.


TRADEMARKS AND COPYRIGHTS

      The Company generally does not own trademarks or copyrights on properties on which its products are based. These rights are typically owned by the creator of the property or by the entity which develops or promotes a property, such as a motion picture or television producer. Equity Marketing is the co-owner of the trademarks and copyrights associated with the original entertainment concept, Five Aliens with Big Heads.

COMPETITION

      The domestic and international promotions and toy businesses are highly competitive. In its core domestic promotions business, Equity Marketing competes with several other companies, the most significant of which is Alcone Marketing Group, a division of the Omnicom Group, Inc. Other participants in promotions include Promotional Partners International and Simon Marketing, Inc. Competition in the international promotions industry includes local organizations and a small number of emerging international promotions companies. The Company expects that in 1997, the principal competitors to the Company's Toy business will be smaller toy distributors and independent product development firms. However, the toy industry includes major toy and game manufacturers such as Hasbro, Inc., Mattel, Inc. and Lewis Galoob Toys, Inc. ("Galoob"). The Company believes the principal competitive factors affecting its business are creative execution, license selection, price, product quality and speed of production. The Company believes its competitive advantage is its creative interpretation of popular licensed characters and its ability to translate these creative concepts quickly into high quality products with high perceived value. The Company's toy competitors include companies which have far more extensive sales and development staffs and significantly greater financial resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

GOVERNMENT REGULATION

      In the United States, the Company is subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "Acts"). The Acts empower the Consumer Product Safety Commission (the "Consumer Commission") to protect the public against unreasonable risks of injury associated with consumer products, including toys and other articles. The Consumer Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances.
Any such determination by the Consumer Commission is subject to court review. Violations of the Acts may also result in civil and criminal penalties.
Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company performs quality control procedures (including the inspection of goods at factories and the retention of independent testing laboratories) to ensure compliance with applicable laws.

      Although none of the Company's products have ever been the subject of a safety or quality recall, the nature of the Company's business exposes it regularly to the possibility of liability from claims by end-users of products that have been or may be developed, licensed or sold by the Company. The Company currently maintains product liability insurance coverage in amounts which it believes are adequate. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims.

EMPLOYEES

      As of December 31, 1996, Equity Marketing employed 134 individuals, including 37 individuals employed by and located at Equity Marketing Hong Kong, Ltd. In addition, the Company utilizes the services of freelance artists from time to time. Equity Marketing believes it maintains satisfactory relations with its employees.

ITEM 2.       PROPERTIES

      Equity Marketing's corporate offices and studio facilities occupy approximately 28,000 square feet of leased space in Beverly Hills, California. The lease expires October 31, 2005. Equity Marketing Hong Kong, Ltd. occupies approximately 6,000 square feet of leased space in Hong Kong, under a lease which expires November 30, 1997. The Company occupies approximately 1,000 square feet of leased space in Charlotte, North Carolina. The lease expires August 31, 1997.

ITEM 3.       LEGAL PROCEEDINGS

      On June 23, 1995, the Supreme Court of the State of New York, New York County reinstated a single claim for quantum meruit from a previously dismissed complaint dated February 17, 1994 by an individual who claimed he was entitled to compensation as a result of his having introduced the Company to Josephthal Lyon & Ross Incorporated, the representative of the underwriters for the Company's initial public offering ("the Offering"). The complainant sought a "finders fee" of "not less than 4% of the cash and 150 basis points in stock warrants based upon the stock sold in the Offering." Josephthal Lyon & Ross Incorporated is defending the action on behalf of the Company and has agreed to indemnify the Company and each of its officers and directors from and against any and all damages resulting from a final non-appealable judgment against the Company in such litigation.

      The Company is involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

      The Company's common stock is traded on the Nasdaq National Market under the symbol EMAK.

      As of March 21, 1997, there were approximately 1,700 holders of the Company's Common Stock.

      The Company currently has no plans to pay dividends on its Common Stock. The Company intends to retain all earnings for use in its business. Under the Company's current credit facility with two commercial banks the Company cannot pay dividends in excess of $1,000 in any twelve month period without the prior consent of the banks. (See Note 6 of the accompanying Notes to Consolidated Financial Statements).

The following table sets forth the high and low sales prices on the Nasdaq National Market for the calendar periods indicated:



                                         Price Range of Common Stock
                                     1995                           1996
                              High            Low            High            Low
First Quarter                 5 5/8           4 1/4         14 5/8         11 3/8
Second Quarter                8 1/8           4 7/8         17 1/8         12 1/8
Third Quarter                   1/2           6 3/4         22 3/4         13
Fourth Quarter               14 1/8           9 1/4         25 3/4         17 1/2

ITEM 6.       SELECTED FINANCIAL DATA

      The following table presents certain selected consolidated financial and operating data for the Company as of and for each of the years in the five year period ended December 31, 1996. The selected consolidated financial and operating data in the tables should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".


YEAR ENDED DECEMBER 31,                    1992(1)       1993          1994         1995         1996
-------------------------------------------------------------------------------------------------------
                                                (in thousands, except share and per share data)

CONSOLIDATED STATEMENTS OF INCOME AND PER SHARE DATA:

Revenues                              $    35,698   $    44,423   $    61,776  $    84,015   $  111,747
            Contract credit(2)              4,208            --            --           --           --
------------------------------------  -----------   -----------   -----------   ----------   ----------
            Total revenues                 39,906        44,423        61,776       84,015      111,747
------------------------------------  -----------   -----------   -----------   ----------   ----------
Cost of sales                              28,713        33,972        47,721       65,096       83,598
            Contract charge(2)                780            --            --           --           --
------------------------------------  -----------   -----------   -----------   ----------   ----------
            Total cost of sales            29,493        33,972        47,721       65,096       83,598
------------------------------------  -----------   -----------   -----------   ----------   ----------
              Gross profit                 10,413        10,451        14,055       18,919       28,149

Operating expenses:
            Salaries, wages and
              benefits                      2,406         3,383         5,072        6,678        9,998
            Selling, general and
              administrative                2,709         2,671         3,816        5,289        6,736
            Relocation expense                 --            --           882           --           --
------------------------------------  -----------   -----------   -----------   ----------   ----------
            Total operating expenses        5,115         6,054         9,770       11,967       16,734
            Income from
             operations                     5,298         4,397         4,285        6,952       11,415
Other (expense) income, net                   (73)          (35)          112          449          259
------------------------------------  -----------   -----------   -----------   ----------   ----------
            Income before provision
              for income taxes              5,225         4,362         4,397        7,401       11,674
Provision for income taxes                    775           499         1,847        2,812        4,231
------------------------------------  -----------   -----------   -----------   ----------   ----------

            Net income                $     4,450   $     3,863   $     2,550   $    4,589   $    7,443
====================================  ===========   ===========   ===========   ==========   ==========
Pro forma income data (unaudited):
            Pro forma net
            income(3)                 $     2,668   $     2,399
====================================  ===========   ===========   ===========   ==========   ==========
            Pro forma net income/net
            income per share(3)       $      0.68   $      0.61   $      0.47   $     0.80   $     1.26
====================================  ===========   ===========   ===========   ==========   ==========
Weighted average shares
  outstanding                           3,901,095     3,921,834     5,462,425    5,728,549    5,891,357
=======================================================================================================

                        (Footnotes appear on next page)

December 31,                      1992      1993     1994     1995      1996
--------------------------------------------------------------------------------
Consolidated Balance Sheet Data:

Working capital                 $   385   $ 2,086  $ 9,535  $12,446  $17,952
Total assets                      6,396    12,205   25,732   26,262   37,193
Long term debt                    1,520     1,296       --       --       --
Stockholders' equity (deficit)      (26)    2,039   10,573   14,882   25,033



         (1) In 1991 and 1992 the Company entered into an exchange transaction ("Exchange Transaction") with the Company's major customer, whereby the Company agreed to accept the return of previously sold inventory in exchange for a sales credit associated with 1992 sales orders. The net effect of this transaction was to reduce 1991 income before taxes by $1,628 and to increase 1992 income before taxes by $3,428.

         (2) Contract credit represents sales credit revenue and contract charge represents additional costs of sales associated with the Exchange Transaction.

         (3) Prior to the Company's initial public offering, the Company elected to be treated as an "S" Corporation for Federal, State and Local income tax purposes where such treatment was available. The pro-forma net income data for 1992 and 1993 reflect provisions for (i) federal income taxes and (ii) state and local income taxes, in each case as if the Company had filed consolidated federal, state and local tax returns as a "C" Corporation throughout the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VARIABILITY OF OPERATING RESULTS

         The Company has experienced, and expects to continue to experience, significant quarter-to-quarter variability in its revenues and net income.
This is due in part to the seasonality of the licensed property promotions business, which tends to include larger promotions in the summer and during the winter holiday season. In addition, there are year-to-year variations in major movie and television release schedules which influence the promotional schedules of the Company's customers, as well as the particular promotions for which the Company is retained. Furthermore, the licensed property promotions business is primarily based upon motion picture or television characters which may only be popular for short periods of time. There may not be comparable popular characters or similar promotional campaigns in subsequent financial reporting periods. In devoting more resources to its Toys business and seeking diversification of its Promotions business through other distribution channels, as well as through possible acquisitions like that of EPI in 1996, the Company's goal is to reduce the potential variability of its quarterly results in the coming years.

ACQUISITION

         On September 18, 1996, the Company acquired 100% of the common stock of EPI, a Delaware Corporation, for $2,891 plus related transaction costs of $838 and potential additional cash consideration based on the results of operations of the EPI business during the three- year period ending December 31, 1999 as set forth in the Stock Purchase Agreement, dated as of September 18, 1996, by and among the Company and the stockholders of EPI. EPI designs, develops, produces and markets promotional and retail toys and other products. See Note 3 of the accompanying Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the Company's operating expenses as a percentage of its total revenues:




Year Ended December 31,                                 1994           1995           1996
------------------------------------------------------------------------------------------
Revenues                                               100.0%         100.0%         100.0%
Cost of sales                                           77.2%          77.5%          74.8%
------------------------------------------------------------------------------------------
        Gross profit                                    22.8%          22.5%          25.2%

Operating expenses:
  Salaries, wages and benefits                           8.2%           7.9%           9.0%
  Selling, general and administrative                    6.2%           6.3%           6.0%
  Relocation expense                                     1.4%             -              -
------------------------------------------------------------------------------------------
  Total operating expenses                              15.8%          14.2%          15.0%
   Income from operations                                7.0%           8.3%          10.2%
Other income, net                                         .1%            .5%            .2%
------------------------------------------------------------------------------------------
   Income before provision for
     income taxes                                        7.1%           8.8%          10.4%
Provision  for income taxes                              3.0%           3.3%           3.8%
------------------------------------------------------------------------------------------
Net income                                               4.1%           5.5%           6.6%
==========================================================================================


Year ended December 31, 1996 compared to year ended December 31, 1995

         Revenues for the year ended December 31, 1996 increased $27,732 or 33.0% to $111,747 from $84,015 in the comparable period in the prior year.
This increase is the result of increases in both the Promotions and Toys divisions of the Company. Promotions revenues increased $19,579 to $92,812 due to an increase in Burger King revenues primarily as a result of volume associated with promotions tied to the release of Disney's The Hunchback of Notre Dame and the home video releases of Disney's Pocahontas, Toy Story and Oliver & Company, and by increases in sales to other domestic promotions customers primarily as a result of the acquisition of EPI Group Limited partially offset by international promotions revenues which decreased primarily due to the continued weak Mexican peso in relation to the U.S. dollar.
Revenues for the Toys division increased $8,153 to $18,935 due to higher sales of Looney Tunes products to international distributors under the Company's Warner Bros. International Looney Tunes license and sales of toys based on the Company's domestic licenses including Wishbone, Izzy, the 1996 Olympic mascot for the games in Atlanta, GA , and the feature film Carlo Collodi's Pinocchio to domestic mass market retailers.

         Cost of sales increased $18,502 or 28.4% to $83,598 (74.8% of revenues) from $65,096 (77.5% of revenues) in the comparable period in the prior year. This increase was due to higher sales volume in 1996. Gross profit as a percentage of sales increased in 1996 over 1995 due primarily to the higher volume of higher margin Toys sales in 1996.

         Operating expenses increased $4,767 or 39.8% to $16,734 (15.0% of revenues) for the year ended December 31, 1996 from $11,967 (14.2% of revenues) for the year ended December 31, 1995. The increase in operating expenses in 1996 is attributable to the addition of approximately 26 employees, and the full year effect of the 18 employees added in 1995, which increased salaries, wages and benefits by $3,320. In addition, 1996 operating expenses increased due to greater development expenses related to the Company's expanded Toys product lines and increased occupancy costs and depreciation expense related to the full year effect of the Company's new corporate headquarters in Beverly Hills which the Company occupied in October 1995.

         Income from operations increased $4,463 or 64.2% to $11,415 (10.2% of revenues) from $6,952 (8.3% of revenues). This increase is attributable to higher gross margin dollars earned during 1996 partially offset by increases in operating expenses.

         The effective tax rate for the year ended December 31, 1996 is 36.2% compared to the effective tax rate of 38.0% in 1995. The decrease in the effective tax rate in 1996 is due to differences in the locations to which products were shipped in 1996.

         Net Income increased $2,854 or 62.2% to $7,443 (6.6% of revenues) in 1996 from $4,589 (5.5% of revenues) in 1995 primarily due to the increases in sales and gross profit partially offset by increases in operating expenses.

Year ended December 31, 1995 compared to year ended December 31, 1994

         Revenues for the year ended December 31, 1995 increased $22,239 or 36.0% to $84,015 from $61,776 in the comparable period in the prior year. This increase is the result of increases in both the Promotions and Toys divisions of the Company. Promotions revenues increased $16,333 to $73,233 due to an increase in Burger King revenues primarily as a result of volume associated with two promotions tied to the Disney movie Toy Story, and increases in international promotions primarily as a result of volume associated with Saban's Mighty Morphin Power Rangers offset by decreases in sales to other domestic promotions customers. Revenues for the Toys division increased $5,906 to $10,782 due to sales of Looney Tunes products to Tyco, sales of Looney Tunes products to international distributors under the Company's Warner Bros. International Looney Tunes license and sales of Mighty Morphin Power Rangers and Universal's Balto to domestic mass market retailers.

         Cost of sales increased $17,375 or 36.4% to $65,096 (77.5% of revenues) from $47,721 (77.2% of revenues) in the comparable period in the prior year. This increase was due to higher sales volume in 1995.

         Operating expenses increased $3,079 or 34.6% to $11,967 (14.2% of revenues) for the year ended December 31, 1995 from $8,888 (14.4% of revenues) in 1994 before giving effect to the $882 charge for relocation during 1994.
The increase in operating expenses in 1995 is attributable to the addition of approximately 18 employees, and the full year effect of the 42 employees added in 1994, which increased salaries, wages and benefits by $1,606. In addition, 1995 operating expenses increased due to greater development expenses related to the Company's expanded product lines, increased travel associated with sourcing products in the Philippines, Indonesia and Thailand, plus increased occupancy costs and depreciation expense related to the Company's new corporate headquarters in Beverly Hills.

         Income from operations increased $1,785 or 34.5% to $6,952 (8.3% of revenues) from $5,167 (8.4% of revenues) before giving effect to the charge for relocation in 1994. This increase is attributable to higher gross margin dollars earned during 1995 partially offset by increases in operating expenses.

         The effective tax rate for the year ended December 31, 1995 is 38.0% compared to the effective tax rate of 42.0% in 1994. The effective tax rate is lower in 1995 as a result of the full year effect of the Company's relocation to California in 1994.

         Net income increased $2,039 or 80% to $4,589 (5.5% of revenues) in 1995 from $2,550 (4.1% of revenues) in 1994 due primarily to higher sales partially offset by higher operating expenses in 1995 over the prior year.

FINANCIAL CONDITION AND LIQUIDITY

         At December 31, 1996 working capital was $17,952 as compared to approximately $12,446 at December 31, 1995. The increase in working capital is a result of 1996 operations and proceeds of $1,626 from the exercise of common stock options and warrants which was partially offset by capital expenditures of $773 and $2,891 of cash paid for the purchase of 100% of the common stock of EPI Group Limited.

         As of December 31, 1996, the Company's investment in accounts receivable increased $11,698 from the balance at December 31, 1995. This increase was attributable primarily to changes in the financing of Burger King promotions in 1996 which resulted in the Company billing and collecting from individual Burger King distribution centers in 1996. Prior to 1996, the Company billed Burger King directly for its products. As of March 21, 1997, all of the receivables related to fourth quarter 1996 Burger King shipments had been collected. In addition, inventory increased approximately $1,419, primarily as a result of production-in-process related to programs which are scheduled to ship in the first and second quarters of 1997 and due to inventory purchased in the acquisition of EPI.

         At December 31, 1996, the Company's investment in intangibles increased $4,733 from December 31, 1995 due primarily to goodwill of $4,982 recorded in connection with the acquisition of EPI.

         At December 31, 1996, accounts payable decreased $842 from the prior year. This decrease was primarily attributable to payments to vendors associated with fourth quarter shipments being made earlier in 1996 than in 1995 partially offset by accounts payable assumed in connection with the purchase of EPI.

         As a result of changes in the financing of Burger King promotions and as a result of the Company entering business relationships in which it is not able to obtain payment by letters of credit, it is selectively financing manufacturing and receivables. The Company expects to meet its financing requirements primarily through its existing working capital, cash flow from operations and through its credit facility (See discussion of Credit Facilities below). Significant growth in the Company's business or potential acquisitions may require additional financing. Such financing would be obtained, depending upon availability and market conditions, through bank financing the issuance of additional equity or debt or a combination of these sources.

         As of December 31, 1996, the Company had cash and cash equivalents totaling approximately $8,502. The Company has commitments for guaranteed royalty payments of $431 and $575 for the years ended December 31, 1997 and 1998, respectively. The Company had no material commitments for capital expenditures at December 31, 1996.


CREDIT FACILITIES

         In January 1996, the Company entered into a credit agreement with two commercial banks which makes available to the Company, through April 1998, a line of credit of up to $25 million. The credit facility is secured by substantially all of the Company's assets. As of December 31, 1996 there were no amounts outstanding under this credit agreement. (See Note 6 of the accompanying Notes to Consolidated Financial Statements.)

INFLATION

         The effect of inflation on the Company's operations during 1996 was insignificant. The Company will continue its policy of controlling costs and adjusting prices to the extent permitted by competitive factors.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements referred to in the accompanying Index setting forth the consolidated financial statements of the Company, together with the report of Arthur Andersen LLP dated February 18, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table provides information with respect to the executive officers of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.

Name                             Age      Position
--------------------------------------------------------------------------------------------------------
Stephen P. Robeck                 48      Chairman, Co-Chief Executive Officer and Director
Donald A. Kurz                    41      President, Co-Chief Executive Officer and Director
Mark E. Lewis                     35      Senior Vice President - Business Affairs and Administration
Albert Ovadia                     46      Senior Vice President - Worldwide Promotions
Kim H. Thomsen                    44      Senior Vice President - Creative Director
Gary L. Trumbo                    48      Senior Vice President - Equity Toys
Alvaro E.  (David) Valdez         38      Senior Vice President - Operations
Michael J. Welch                  44      Senior Vice President, Chief Financial Officer and Treasurer
Keith J. Cohn                     29      Vice President - Marketing
Ronda G. Drummond                 43      Vice President - Motorsports
George B. Funk                    42      Vice President - Sales
William M. King                   34      Vice President - Finance and Controller
Tracy S. Lewis                    41      Vice President - Planning
Pamela McSweeney                  38      Vice President - Domestic Promotions
Christopher A. Reynolds           38      Vice President - Business Development
Merryl L. Reynolds                37      Vice President - Marketing, Cause Related Products
Simon Wong                        50      Vice President - Hong Kong Operations, Managing Director
                                          Equity Marketing Hong Kong, Ltd.
Lawrence Elins                    49      Director
Merrill M. Kraines                41      Director and Secretary
Bruce Raben                       43      Director


      STEPHEN P. ROBECK has been a senior executive of Equity Marketing and its predecessor business since 1986. He became a director of the Company in 1989 and was elected Chairman and Co-Chief Executive Officer in September 1991. Between 1987 and September 1991, Mr. Robeck served as Chief Operating Officer of Equity Marketing. Mr. Robeck received a B.A. in Philosophy from Lake Forest College.

      DONALD A. KURZ joined the Company as Executive Vice President and was elected a director in September 1990, and was elected President and Co-Chief Executive Officer in September 1991. Prior to joining the Company, Mr. Kurz was a management consultant for seven years with the general management consulting division of Towers Perrin, where he was a Vice President (Senior Partner) and, most recently, Manager of the New York office. Mr. Kurz received his B.A. from The Johns Hopkins University and his MBA from the Columbia University Graduate School of Business.

      MARK E. LEWIS joined the Company in July 1994 as Vice President of Business Affairs and was promoted to Senior Vice President, Business Affairs and Administration in 1996. From 1991 to 1994, Mr. Lewis was in-house counsel with Paramount Pictures Corporation. Mr. Lewis received his B.A. degree from Florida International University and his J.D. from Pepperdine University School of Law.

      ALBERT OVADIA joined the Company in August 1996. From 1995 to 1996, Mr. Ovadia was President of News America FSI. From 1988 to 1995, he was the President of 20th Century Licensing and Merchandising. Mr. Ovadia received his B.A. degree from the University of Washington in Seattle.

      KIM H. THOMSEN joined the Company in October 1991, and is responsible for the Company's creative direction for all product. For more than five years prior to joining Equity Marketing, she had her own business as a creative consultant. Ms. Thomsen received her B.A. and B.F.A. degree from Cornell University.

      GARY L. TRUMBO joined the Company in June 1993, and is primarily responsible for the Company's Toys division. For more than five years prior to joining Equity Marketing, he was Senior Vice President of Marketing of Applause Inc., a toy and gift company. Mr. Trumbo received his B.S. degree in Marketing and Economics at California State University Northridge.

      ALVARO E. (DAVID) VALDEZ joined the Company in July 1995 as Vice President, Operations and was promoted to Senior Vice President, Operations in 1996. Prior to joining the Company, Mr. Valdez was a management consultant, first with Mercer Management Consulting from 1983 through 1991, as an independent consultant from 1991 through 1993, and with Towers Perrin General Management Consulting from 1993 to 1995. Mr. Valdez received his B.S. degree from the Wharton School at the University of Pennsylvania and his MBA degree from the Harvard Business School.

      MICHAEL J. WELCH joined the Company in January 1997. From 1989 to 1997, Mr. Welch was employed by Mattel, Inc. in various positions including Vice President, Corporate Development and Assistant Treasurer. Previously, he held various key financial positions at Security Pacific National Bank including Senior Vice President, Strategic Projects Division, and First Vice President, International Bankings Investments. Mr. Welch received his B.S. and his MBA from the University of Southern California.

      KEITH J. COHN joined the Company in August 1995 as Senior Director of Sales and Marketing and was promoted to Vice President, Marketing in 1996. From 1994 to 1995, Mr. Cohn was Vice President, Marketing for Spectra Star, Inc. From 1991 to 1994, he held various marketing positions at Mattel, Inc. Mr. Cohn received his B.A degree from the University of Vermont.

      RONDA G. DRUMMOND joined the Company in September 1996. From 1994 to 1996, Ms. Drummond was Vice President of Motorsports at EPI Group Limited. From 1990 to 1994, Ms. Drummond was Director of Marketing for the American Powerboat Association Offshore Division.

      GEORGE B. FUNK joined the Company in August of 1996. Prior to joining the Company, Mr. Funk was Vice President of Sales and Retail Development of Saban Entertainment, Inc. From 1993 to 1995, Mr. Funk was Vice President of Sales for Just Toys, Inc. From 1991 to 1993, Mr. Funk was Vice President of Sales for Playwell Toy, Inc. Other companies Mr. Funk has been with include Mattel, Inc. and LJN Toys Ltd. Mr. Funk received his B.A. degree from the University of California Los Angeles.

      WILLIAM M. KING joined the Company in April 1994 as its Controller, was promoted to Vice President, Controller in 1995 and Vice President, Finance in 1996. From 1991 to 1994, Mr. King was Controller for Banner's Central Electric, Inc., a retail department store chain. From 1990 to 1991, Mr. King was an audit manager with Arthur Andersen LLP having originally joined such firm in 1985. Mr. King received his B.S. degree from California State University Long Beach. He is also a certified public accountant.

      TRACY S. LEWIS joined the Company in September 1994 as its Senior Director of Planning and was promoted to Vice President, Planning in 1996. From 1987 to 1994, she was Vice President of Operations at Simon Marketing, Inc. From 1979 to 1987, she was the Senior Director of Quality for Lear Siegler.

      PAMELA MCSWEENEY joined the Company in July 1994 as Senior Director, Domestic Promotions and was promoted to Vice President, Domestic Promotions in 1995. From 1992 to 1994 Ms. McSweeney was Director of Marketing and Product Development for Dakin, Inc., a toy and gift company. From 1990 to 1992, she was Vice President of Creative Development and Marketing for Hanna-Barbera Merchandising, a division of Hanna-Barbera Studios. Ms. McSweeney received her B.S. degree from Bowling Green University.

      CHRISTOPHER A. REYNOLDS joined the Company in September of 1996. From 1989 to 1996, Mr. Reynolds was the President of EPI Group Limited. From 1985 to 1989, he was the Senior Vice President of Global Marketing.

      MERRYL L. REYNOLDS joined the Company in September 1996. From 1990 to 1996, Mrs. Reynolds was Senior Vice President of Sales and Marketing at EPI Group Limited. From 1988 to 1990, Mrs. Reynolds was International Marketing Director of Paloma Picasso at Cosmair Inc. Mrs. Reynolds received her B.S. degree from Central Connecticut State University and Parsons School of Design, Paris France.

      SIMON WONG joined the Company in January 1993. From 1988 to 1990, Mr. Wong was Director of Cost Engineering for Coleco Far East, Ltd. From 1990 through 1992, Mr. Wong was Vice President of Far East Operations for Simon Marketing Hong Kong, Ltd.

      LAWRENCE ELINS became a director of the Company in April 1994. Until 1988 he was employed by Applause, Inc. where he served as President. Since 1988 Mr. Elins has been President of Elins Enterprises, a Financial and Real Estate Investment Company. Mr. Elins received his B.A. from California State University Northridge.

      MERRILL M. KRAINES was elected secretary of the Company in April 1993 and a director of the Company in March 1994. Mr. Kraines has been a partner of Fulbright & Jaworski L.L.P., or its predecessor firm Reavis & McGrath, since January 1987, having originally joined such firm in 1979. Mr. Kraines received his B.A. from Dartmouth College and his J.D. from the Columbia University School of Law.

      BRUCE RABEN became a director of the Company in January 1993. From 1990 through 1995, Mr. Raben was an Executive Vice President of Jeffries & Company, Inc., an investment banking firm. In 1996 Mr. Raben joined CIBC Wood Gundy, an investment banking firm, as a Managing Director. Mr. Raben is also a director of Terex Corp. and Optical Security, Inc. Mr. Raben received a B.A. from Vassar College and an MBA from the Columbia University Graduate School of Business.

ITEM 11.      EXECUTIVE COMPENSATION

      Information relating to this item appears under the captions "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD", "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE REPORT" in the Company's Proxy Statement relating to the Company's annual meeting of stockholders scheduled to be held on June 24, 1997, which are incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to this item appears under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement relating to the Company's annual meeting of stockholders scheduled to be held on June 24, 1997, which is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information relating to this item appears under the captions "EXECUTIVE COMPENSATION", "CERTAIN TRANSACTIONS", and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Proxy Statement relating to the Company's annual meeting of stockholders scheduled to be held on June 24, 1997, which are incorporated herein by reference.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (A). List of documents filed as part of this Report.

         Financial Statements:

                             EQUITY MARKETING, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance Sheets as of December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . 18

   Statements of Income for the Years Ended December 31, 1994, 1995 and 1996  . . . . . . . . . . 19

   Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996  . . . 20

   Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996  . . . . . . . . 21

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . 22


Note: All supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.

         (B). Reports on Form 8-K

         Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 1996. (Item 2) Report on Form 8-K/A filed with the Securities and Exchange Commission on December 2, 1996. (Item 7)
              Financial statements filed:

            --Financial Statements of EPI Group Limited as of and for the
              Nine months Ended December 31, 1995.
            --Condensed Financial Statements of EPI Group Limited as of
              and for the Nine Months Ended September 30, 1996 and 1995.
            --Pro Forma Condensed Combining Financial Statements as of
              September 30, 1996 and for the Nine Months Ended September 30, 1996 and for the Year Ended December 31, 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Equity Marketing, Inc.:

         We have audited the accompanying consolidated balance sheets of Equity Marketing, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equity Marketing, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                   /s/ ARTHUR ANDERSEN LLP
                                                   -----------------------
                                                   ARTHUR ANDERSEN LLP


Los Angeles, California
February 18, 1997

                             EQUITY MARKETING, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                              December 31,
ASSETS                                                                     1995        1996
--------------------------------------------------------------------------------------------
CURRENT ASSETS:
        Cash and cash equivalents                                        $  3,940   $  8,502
        Marketable securities                                              11,935         --
        Accounts receivable (net of allowances for doubtful accounts of
         $200 and $555 as of December 31, 1995 and 1996, respectively)      1,749     13,092
        Inventory                                                           3,296      4,715
        Prepaid expenses and other current assets                           2,119      2,797
--------------------------------------------------------------------------------------------
                Total current assets                                       23,039     29,106
FIXED ASSETS, net                                                           1,980      2,285
INTANGIBLE ASSETS, net                                                        391      5,124
OTHER ASSETS                                                                  852        678
--------------------------------------------------------------------------------------------
                Total assets                                             $ 26,262   $ 37,193
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                                 $  5,726   $  4,884
        Accrued payroll and payroll related                                 1,039      2,272
        Accrued liabilities                                                 1,844      3,718
        Accrued income taxes                                                1,013         51
        Deferred revenue                                                      971        229
--------------------------------------------------------------------------------------------
                Total current liabilities                                  10,593     11,154

LONG-TERM LIABILITIES                                                         787      1,006
--------------------------------------------------------------------------------------------
                Total liabilities                                          11,380     12,160
--------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred stock, $.001 par value per share, 1,000,000 shares
             authorized, none issued or outstanding                            --         --
        Common stock, par value $.001 per share, 20,000,000
             shares authorized, 5,509,682 and 5,832,087 shares
             outstanding as of December 31, 1995 and
             1996, respectively                                                --         --
        Additional paid-in capital                                          8,241     11,297
        Retained earnings                                                   7,990     15,433
--------------------------------------------------------------------------------------------
                                                                           16,231     26,730
LESS--
        Treasury stock, 1,907,100 and 1,892,841 shares, at cost,
            as of December 31, 1995 and 1996, respectively                 (1,285)    (1,279)
        Stock subscription receivable                                         (64)       (53)
        Unearned compensation                                                  --       (365)
--------------------------------------------------------------------------------------------
                Total stockholders' equity                                 14,882     25,033
--------------------------------------------------------------------------------------------
                Total liabilities and stockholders' equity               $ 26,262   $ 37,193
============================================================================================



The accompanying notes are an integral part of these consolidated balance sheets.

                             EQUITY MARKETING, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)

                                                                    Years Ended December 31,
                                                           --------------------------------------
                                                                1994          1995        1996
-------------------------------------------------------------------------------------------------
REVENUES                                                  $    61,776   $    84,015   $   111,747
COST OF SALES                                                  47,721        65,096        83,598
-------------------------------------------------------------------------------------------------
                Gross profit                                   14,055        18,919        28,149

OPERATING EXPENSES:
        Salaries, wages and benefits                            5,072         6,678         9,998
        Selling, general and administrative                     3,816         5,289         6,736
        Relocation                                                882            --            --
-------------------------------------------------------------------------------------------------
                Total operating expenses                        9,770        11,967        16,734
-------------------------------------------------------------------------------------------------
                Income from operations                          4,285         6,952        11,415

OTHER (EXPENSE) INCOME:
        Interest expense                                          (14)          (36)          (94)
        Interest income                                           126           485           353
-------------------------------------------------------------------------------------------------
                Income before provision for income taxes        4,397         7,401        11,674

PROVISION FOR INCOME TAXES                                      1,847         2,812         4,231
-------------------------------------------------------------------------------------------------
    Net income                                            $     2,550   $     4,589   $     7,443
=================================================================================================

=================================================================================================
INCOME PER SHARE                                          $      0.47   $      0.80   $      1.26
=================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                         5,462,425     5,728,549     5,891,357
=================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                             EQUITY MARKETING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                             Additional
                                                          Common Stock        Paid-in      Retained
                                                       Shares      Amount     Capital      Earnings
---------------------------------------------------------------------------------------------------
Balance, December 31, 1993                           3,700,000     $   -     $    15     $ 3,026
        Net income                                          --         -          --       2,550
        Distributions to stockholders                       --         -          --      (2,175)
        Issuance of shares in public offering,
            net of expenses                          1,750,000         -       7,949          --
        Exercise of stock options                      106,782         -          34          --
        Tax benefit from exercise of stock options          --         -         165          --
        Loan forgiveness                                    --         -          --          --
---------------------------------------------------------------------------------------------------
Balance, December 31, 1994                           5,556,782         -       8,163       3,401
        Net income                                          --         -          --       4,589
        Purchase of treasury stock                     (57,100)        -          --          --
        Exercise of stock options                       10,000         -          60          --
        Tax benefit from exercise of stock options          --         -          18          --
        Loan forgiveness                                    --         -          --          --
---------------------------------------------------------------------------------------------------
Balance, December 31, 1995                           5,509,682         -       8,241       7,990
        Net income                                          --         -          --       7,443
        Issuance of shares pursuant to restricted
            stock plan                                  22,500         -         387          --
        Amortization of restricted stock grants             --         -          --          --
        Issuance of treasury stock to                       --
            401(K) Tax Deferred Savings Plan            14,259         -         131          --
        Exercise of underwriters' warrants             110,646         -         887          --
        Exercise of stock options                      175,000         -         739          --
        Tax benefit from exercise of stock options          --         -         912          --
        Loan forgiveness                                    --         -          --          --
---------------------------------------------------------------------------------------------------
Balance, December 31, 1996                           5,832,087     $   -  $   11,297  $   15,433
===================================================================================================


                                                                                    Stock
                                                           Unearned    Treasury Subscription
                                                         Compensation   Stock    Receivable    Total
------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                               $   --      $  (917)        $(85)     $ 2,039
        Net income                                           --           --           --        2,550
        Distributions to stockholders                        --           --           --       (2,175)
        Issuance of shares in public offering,
            net of expenses                                  --           --           --        7,949
        Exercise of stock options                            --           --           --           34
        Tax benefit from exercise of stock options           --           --           --          165
        Loan forgiveness                                     --           --           11           11
------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                   --         (917)         (74)      10,573
        Net income                                           --           --           --        4,589
        Purchase of treasury stock                           --         (368)          --         (368)
        Exercise of stock options                            --           --           --           60
        Tax benefit from exercise of stock options           --           --           --           18
        Loan forgiveness                                     --           --           10           10
------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                   --       (1,285)         (64)      14,882
        Net income                                           --           --           --        7,443
        Issuance of shares pursuant to restricted
            stock plan                                     (387)          --           --           --
        Amortization of restricted stock grants              22           --           --           22
        Issuance of treasury stock to
            401(K) Tax Deferred Savings Plan                 --            6           --          137
        Exercise of underwriters' warrants                   --           --           --          887
        Exercise of stock options                            --           --           --          739
        Tax benefit from exercise of stock options           --           --           --          912
        Loan forgiveness                                     --           --           11           11
------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                               $(365)     $(1,279)        $(53)      $25,033
======================================================================================================




 The accompanying notes are an integral part of these consolidated statements.

                             EQUITY MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended December 31,
                                                                  ------------------------------
                                                                     1994      1995      1996
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                $  2,550   $  4,589   $  7,443
        Adjustments to reconcile net income to net cash provided
             by (used in) operating activities-
            Depreciation and amortization                              495        643      1,079
            Provision for allowance for doubtful accounts              129         60        361
            Amortization of restricted stock                            --         --         22
            Issuance of treasury stock to 401(k) Tax
             Deferred Savings Plan                                      --         --        137
            Other                                                       11         10         11
        Changes in assets and liabilities-
        Increase (decrease) in cash and cash equivalents
             Accounts receivable                                   (12,063)    13,729    (10,625)
             Inventory                                                (278)    (1,291)        95
             Prepaid expenses and other current assets                (556)    (1,248)     1,110
             Other assets                                             (358)      (420)       174
             Accounts payable                                        7,205     (5,346)    (1,942)
             Accrued liabilities                                        24      1,368        824
             Accrued income taxes                                      739        274       (962)
             Deferred revenue                                       (1,028)      (347)    (2,484)
             Long-term liabilities                                     515        272        219
------------------------------------------------------------------------------------------------
                Net cash provided by (used in) operating
                 activities                                         (2,615)    12,293     (4,538)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Payment for purchase of EPI Group Limited                       --         --     (3,729)
        Purchases of marketable securities                              --    (27,760)   (34,658)
        Proceeds from sales and maturities of
         marketable securities                                          --     15,825     46,593
        Purchases of fixed assets                                     (441)    (1,893)      (773)
------------------------------------------------------------------------------------------------
                Net cash provided by (used in) investing
                 activities                                           (441)   (13,828)     7,433
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Distributions to stockholders                               (2,993)        --         --
        Payment of debt and due to former stockholder               (1,240)        --         --
        Payment of notes payable                                      (404)        --         --
        Decrease in deferred registration costs                      1,366         --         --
        Net proceeds from initial public offering                    7,949         --         --
        Borrowings under line of credit                                 --         --     19,150
        Repayments on line of credit                                    --         --    (19,150)
        Repayment on EPI loan payable to bank                           --         --     (1,000)
        Proceeds from exercise of stock options                         34         60        739
        Tax benefit from exercise of stock options                     165         18        912
        Proceeds from exercise of underwriters' warrant                 --         --        887
        Purchase of treasury stock                                      --       (368)        --
------------------------------------------------------------------------------------------------
                Net cash provided by (used in) financing
                 activities                                          4,877       (290)     1,538
------------------------------------------------------------------------------------------------
                Net increase (decrease) in cash and cash
                 equivalents                                         1,821     (1,825)     4,433
Cash acquired in purchase of EPI Group Limited                          --         --        129
CASH AND CASH EQUIVALENTS, beginning of year                         3,944      5,765      3,940
================================================================================================
CASH AND CASH EQUIVALENTS, end of year                            $  5,765   $  3,940   $  8,502
================================================================================================
CASH PAYMENTS DURING YEAR FOR:
        Interest                                                  $     14   $     31   $    112
================================================================================================
        Taxes                                                     $    935   $  2,847   $  4,762
================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                             EQUITY MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Equity Marketing, Inc. ("Equity Marketing" or the "Company"), designs, develops, produces, markets and distributes a wide variety of custom toy, gift and other products primarily based upon popular entertainment characters licensed from television and motion picture studios and other licensors. The Company has been in business since 1984. The Company was originally incorporated in New York and reincorporated in Delaware in 1995.

         Equity Marketing Hong Kong, Ltd. ("EMHK"), a Delaware corporation, began operations on January 19, 1993. In connection with the public offering discussed in Note 2 below, the stockholders of EMHK contributed 100% of the shares of common stock to the Company in a tax free transaction.

         Synergy Promotions S.A. de C.V. ("Synergy") was incorporated in Mexico on March 6, 1996 and is 65% owned by the Company. Synergy markets the Company's products to consumer products companies in Mexico.

         As discussed in Note 3, in September 1996, the Company purchased 100% of the common stock of EPI Group Limited, a designer, developer, producer and marketer of promotional and retail toys and other products located in Southport, Connecticut.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents.
Short-term investments included in cash and cash equivalents are valued at amortized cost, which approximates fair value as of December 31, 1995 and 1996.

MARKETABLE SECURITIES

         In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), the Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value.

         The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest income and expense. The cost of securities sold is based on specific identification.

REVENUE RECOGNITION

         The Company records a transaction as a sale when title and risk of loss pass to the customer. Deferred revenue represents deposits related to merchandise for which the Company has received payment but for which title and risk of loss have not passed. When a right of return exists, the Company's practice is to estimate and provide for any future returns at the time of sale, in accordance with SFAS No. 48.


INVENTORY

         Inventory consists of production-in-process which represents direct costs related to product development, procurement and tooling which are deferred and amortized over the life of the products and finished products held for sale to customers and finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1995 and 1996, inventory consisted of the following:



                                               December 31,
                                           1995           1996
Production-in-process                      $2,583         $3,136
Finished goods                                713          1,579
----------------------------------------------------------------
                                           $3,296         $4,715
================================================================


FIXED ASSETS

         Fixed assets are stated at cost. Depreciation and amortization is provided on a straight line basis over estimated useful lives as follows:

                         Leasehold improvements - Life of related lease Furniture, fixtures, equipment and software - 3-7 years

INTANGIBLE ASSETS

         Intangible assets at December 31, 1996 consist primarily of goodwill and other intangibles related to the purchase of 100% of the common stock of EPI Group Limited (See Note 3). These intangibles are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 20 years. Accumulated amortization at December 31, 1996 was $81. For the years ended December 31, 1994, 1995 and 1996, amortization expense amounted to $219, $234 and $472, respectively.

INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using the tax rates in effect for the years in which the differences are expected to reverse (See Note
10).

NET INCOME PER SHARE

         Net income per share was calculated using the weighted average number of shares of common stock outstanding during the period. The calculations were based on the treasury stock method. In accordance with this method, unexercised dilutive options and warrants were assumed to have been exercised at the beginning of the period or at the date of issuance, if later. The assumed proceeds were then used to purchase common stock at the average market price during the period (or the ending market price, if higher, for fully dilutive purposes). The impact of including the unexercised dilutive options and warrants was to increase weighted average shares outstanding by 169,201, 201,121 and 293,089 for the years ended December 31, 1994, 1995, and 1996 respectively.

ROYALTIES

         The Company enters into agreements to license trademarks, copyrights, and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at amounts estimated to be recoverable from future sales of the related products.

CONCENTRATION OF RISK

         Accounts receivable represent unsecured balances due from its customers and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses. Such losses have generally been within management's expectations.

         The Company purchases a significant portion of its manufactured products from suppliers located outside the United States including China (92%). Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. China currently enjoys most favored nation trading status with the United States. No assurance can be given that China will continue to enjoy most favored nation status in the future. The Company believes that if these foreign suppliers were no longer available, it would be able to obtain its manufactured products from existing suppliers located within the United States and other foreign countries. The Company believes this would not have a near-term severe impact on its financial condition or results of operations.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

         The Company has adopted the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued in October 1995 and the pro-forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. The effect of the new financial accounting pronouncements was not material to the Company's consolidated financial statements.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" which are effective for financial statements for periods ending after December 15, 1997. The effect of the new accounting pronouncements has not been determined.

RECLASSIFICATION

         Certain reclassifications have been made to the 1995 financial statements to conform them with the 1996 presentation.

INITIAL PUBLIC OFFERING

         In February 1994, the Company sold 1,750,000 shares of common stock in an initial public offering for $6.00 per share. The net proceeds from the issuance and sale of common stock amounted to approximately $7,949 net of underwriter discounts and issuer expenses. Of the net proceeds approximately $4,640 were used to pay undistributed S Corporation earnings to current stockholders, the payment of the final S Corporation tax distributions to current stockholders and the repayment of debt to a current stockholder and a former stockholder.

         In connection with the offering, the Company entered into a tax indemnification agreement with the principal stockholders of the Company. The agreement provides for (i) the Company to indemnify such principal stockholders for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees) resulting from the Company's operations during the period from October 1, 1989 until February 2, 1994 (the effective date of the offering) and (ii) such principal stockholders to indemnify the Company from certain tax liabilities resulting from any final determination of an adjustment to the stockholders' taxable income resulting in a decrease in the stockholders' taxable income during any period prior to the effective date, and a corresponding increase in the income tax liability payable by the Company for any taxable year of the Company prior to February 2, 1994.

ACQUISITION

         On September 18, 1996, the Company acquired 100% of the common stock of EPI Group Limited ("EPI"), a Delaware corporation for $2,891 in cash plus related transaction costs of $838 and potential additional cash consideration based upon the results of operations of the EPI business during the three-year period ending December 31, 1999 as set forth in the Stock Purchase Agreement, dated as of September 18, 1996, by and among the Company and the stockholders of EPI. The funds used for the acquisition were provided by the Company's cash on hand. The EPI acquisition has been accounted for using the purchase method and accordingly the results of operations of EPI have been included in the accompanying Consolidated Statement of Income for the period from September 18, 1996 through December 31, 1996. The excess of purchase price over the fair value of the net assets acquired has been allocated to goodwill which is being amortized over a period of 20 years. The allocation of the acquisition costs (based upon fair values) was as follows:


            Accounts receivable                 $1,079
            Inventory                            1,514
            Deferred taxes                         868
            Other current assets                 1,049
            Fixed assets                           139
            Intangibles                            223
            Goodwill                             4,982
            Accounts payable                    (1,100)
            Accrued liabilities                 (2,283)
            Deferred revenue                    (1,742)
            Loan payable to bank                (1,000)
            ------------------------------------------
                                                $3,729
            ==========================================




         Deferred income taxes have been recorded for the basis differential of the assets acquired between financial reporting purposes and tax reporting purposes.

         Unaudited pro forma results of operations of the Company assuming this transaction had taken place effective January 1, 1995 are as follows:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                      1995               1996
--------------------------------------------------------------------------------
Revenues                                            $   89,998        $  115,794
Net income                                          $    5,103        $    7,085
Pro forma income per share                          $     0.89        $     1.20
Pro forma weighted average
        shares outstanding                           5,728,549         5,891,357


4.       MARKETABLE SECURITIES

         The following is a summary of marketable securities at fair value at December 31, 1995 and 1996:


                                               December 31,
                                             1995        1996
                                           -------------------
--------------------------------------------------------------
U.S. Government obligations                $ 4,101        $ --
Municipal obligations                        7,834          --
--------------------------------------------------------------
                                           $11,935        $ --
==============================================================


         At December 31, 1996 amortized cost of marketable securities approximated fair value. The gross realized gains and losses on sales of marketable securities for the years ended December 31, 1995 and 1996 were immaterial.

         The fair values of marketable securities by contracted maturity at December 31, 1995 and 1996 were as follows:


                                                         December 31,
                                                       1995        1996
                                                     -----------------
----------------------------------------------------------------------
Due in one year or less                              $ 6,192     $  --
Due after one year through five years                    425        --
Due after five years through ten year                    438        --
Due after ten years                                    4,880        --
----------------------------------------------------------------------
                                                     $11,935     $  --
======================================================================


5.       FIXED ASSETS, NET

         Fixed assets, net is summarized as follows:




                                                                December 31,
                                                           ---------------------
                                                            1995         1996
--------------------------------------------------------------------------------
Furniture, fixtures, equipment and software                $ 1,761      $ 2,650
Leasehold improvements                                         613          636
--------------------------------------------------------------------------------
     Fixed assets, at cost                                   2,374        3,286

Accumulated depreciation and amortization                     (394)      (1,001)
--------------------------------------------------------------------------------
     Fixed assets, net                                     $ 1,980      $ 2,285
================================================================================


         For the years ended December 31, 1994, 1995 and 1996, depreciation and amortization expense related to fixed assets was $276, $409 and $607, respectively.

6.       LINE OF CREDIT

         At December 31, 1996, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks ("the Banks"). The Credit Agreement provides a line of credit up to $25 million with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to Eurodollar plus 2.25% or a variable rate equivalent to the Banks' reference rate plus
 .25%. The Company is also required to pay an unused line fee of .25% per annum and certain letter of credit fees.

         The Credit Agreement is secured by substantially all of the Company's assets and is subject to certain financial and non-financial covenants, as defined.

         As of December 31, 1996, there were no amounts outstanding under the Credit Agreement. During 1996, the Company's maximum borrowings under the line were $12,500 and the weighted average interest rate on all borrowings was 8%.

7.       COMMON STOCK SUBSCRIPTION AGREEMENT

         On September 27, 1991, a minority stockholder of the Company purchased 1,850,000 shares of the Company's treasury stock for an aggregate purchase price of $107. Since the stock was sold below cost, the loss on the issuance of the treasury stock was charged to retained earnings.

         The purchase price for these shares was paid with promissory notes, payable in ten years, together with interest at an annual rate of 8.41% per year on the unpaid principal balance. The notes are subject to the terms of the Loan Forgiveness Agreements dated September 27, 1991, pursuant to which the principal amount of the notes will be forgiven at 10% per year, provided that the stockholder remains employed by the Company at such time. The stock subscription receivable is included in the balance sheet as a reduction of stockholders' equity. The Company records the annual reduction as compensation expense.

8.       DEFINED CONTRIBUTION PLAN

         The Company has a 401(k) Tax Deferred Savings Plan ("the Plan"), which became effective on January 1, 1992. The Plan covers substantially all of its eligible employees. The Company makes annual contributions to the Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee's contribution and a discretionary amount determined each year by the Company and paid out of the Company's current or accumulated net profit. Costs related to contributions to the Plan for the years ended December 31, 1994, 1995, and 1996 were $33, $56, and $107, respectively.

9.       STOCKHOLDERS' EQUITY

STOCK OPTIONS

         The Company has two stock option plans, the 1992 Employee Stock Option Plan (the "Employee Plan") and the 1992 Non-Employee Director Stock Option Plan (the "Director Plan"). A total of 1,230,000 shares of common stock are reserved for issuance, pursuant to options granted and to be granted under these stock option plans. 76,868 shares are available for grant as of December 31, 1996. Options pursuant to the Employee Plan vest over 5 years and the plan expires in 2001. Options pursuant to the Director Plan vest over six months and the plan expires in 2003.

         The plans provide for option grants at exercise prices not less than the fair market value on the date of grant in the case of qualified incentive stock options, and not less than par value in the case of non-qualified options.

Transactions involving the plans are summarized as follows:

                                                                                    Exercisable at End of year
                                                            Weighted Average    ----------------------------------
                                             Number          Exercise Price      Number of        Weighted Average
                                           of Shares           Per Share          Shares           Exercise Price
---------------------------------------------------------------------------     ----------------------------------
Outstanding at December 31, 1993            657,120             $2.30
        Granted                             326,790              5.15
        Exercised                          (106,782)             0.32
        Canceled                           (221,778)             3.15
---------------------------------------------------------------------------     ----------------------------------
Outstanding at December 31, 1994            655,350              3.76             216,066              $2.51
        Granted                             145,000              8.66           ==================================
        Exercised                           (10,000)             6.00
        Canceled                            (50,000)             5.20
---------------------------------------------------------------------------     ----------------------------------
Outstanding at December 31, 1995            740,350              4.59             334,708              $3.09
        Granted                             340,000              6.04           ==================================
        Exercised                          (175,000)             4.22
        Canceled                            (34,000)             5.88
---------------------------------------------------------------------------     ----------------------------------
Outstanding at December 31, 1996            871,350             $9.08             322,350              $4.26
===========================================================================     ==================================

         478,350 of the 871,350 options outstanding at December 31, 1996 have exercise prices between $.32 and $7.88 per share, with a weighted average remaining contractual life of 6.7 years. 283,350 of these options are exercisable. The remaining 393,000 options outstanding at December 31, 1996 have exercise prices between $12.25 and $20.75 per share, with a weighted average exercise price per share of $15.53 and a weighted average remaining contractual life of 9.57 years. 39,000 of these options are exercisable.

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):




                                                                 Years Ended December 31,
                                                                -------------------------
                                                                    1995          1996
-----------------------------------------------------------------------------------------
Net income - as reported                                           $4,589        $7,443
Net income - pro forma                                             $4,519        $7,147
Earnings per share - as reported                                   $ 0.80        $ 1.26
Earnngs per share - pro forma                                      $ 0.79        $ 1.21



         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of the cost to be expected in future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                 Expected dividend yield           0.00%
                 Expected stock price volatility  61.91%
                 Risk free interest rate           6.00%
                 Expected life of options         5 years

         The weighted average fair value of options granted during 1995 and 1996 is $8.66 and $15.49, respectively.

WARRANTS

         At December 31, 1996, there were 66,099 underwriters' warrants outstanding relating to the Company's initial public offering, which are exercisable at $8.02 per share. The warrants expire on February 2, 1998.

PREFERRED STOCK

         The Company has authorized 1,000,000 shares of preferred stock, par value $.001 per share ("Preferred Stock"). The Board of Directors is empowered to issue Preferred Stock from time to time in one or more series, without stockholder approval, and to determine the rights, preferences and restrictions, including dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences and the number of shares constituting any series and the designations of such series. To date, no series of Preferred Stock has been authorized and no shares of Preferred Stock have been issued.

RESTRICTED STOCK

         The Company has reserved 50,000 shares of common stock for issuance under the 1995 Stock Award Plan, ("the Plan"), which covers certain key salaried employees who are not officers or directors of the Company. As of December 31, 1996, 22,500 shares with an aggregate market value on the date of grant of $387 had been issued under the Plan. The shares are subject to restrictions which lapse over a five year period and continued employment with the Company. Compensation under the Plan is charged to expense over the five year restriction period and amounted to $22 in 1996. At December 31, 1996, 27,500 shares were available for issuance under the Plan.

10.      INCOME TAXES

         In accordance with SFAS 109, deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

         The provisions for income taxes consist of:


                              Years Ended December 31,
                            ---------------------------
                            1994       1995       1996
-------------------------------------------------------
CURRENT:
Federal                    $1,196     $2,081     $2,906
State and local               595        504        315
-------------------------------------------------------
                            1,791      2,585      3,221
-------------------------------------------------------
DEFERRED:
Federal                        50        207        920
State and local                 6         20         90
-------------------------------------------------------
                               56        227      1,010
-------------------------------------------------------
                           $1,847     $2,812     $4,231
=======================================================


         Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of income.



                                                                Years Ended December 31,
                                                               --------------------------
                                                                 1994     1995    1996
-----------------------------------------------------------------------------------------
Tax at the Federal statutory rate                              $ 1,495  $ 2,516   $ 3,986
State income taxes, net of the Federal tax benefit                 349      391       267
Municipal bond interest not subject to Federal or State taxes       --     (107)      (49)
Other                                                                3       12        27
-----------------------------------------------------------------------------------------
                                                               $ 1,847  $ 2,812   $ 4,231
=========================================================================================


         The tax effects of the significant temporary differences giving rise to the Company's deferred tax assets (liabilities) for the years ended December 31, 1995 and 1996 are as follows:


                                                           1995            1996
--------------------------------------------------------------------------------
Allowance for doubtful accounts                          $    76         $   272
Capitalized costs in inventory                               202             151
Accrued expenses                                             294             585
Depreciation                                                  34             297
Other                                                        (18)             49
--------------------------------------------------------------------------------
                                                         $   588         $ 1,354
================================================================================


         As of December 31, 1995 and 1996, the Company recorded its deferred tax assets in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

11.      COMMITMENTS AND CONTINGENCIES

         The Company has operating leases for its properties which expire at various dates through 2005.

Operating Leases

         Future minimum lease payments under non-cancelable operating leases are as follows:

          Year
          -----------------------------------------
          1997                              $1,048
          1998                                 790
          1999                                 728
          2000                                 728
          2001                                 740
          Thereafter through 2005            2,815
          -----------------------------------------
          Total                             $6,849
          =========================================


         Aggregate rental expenses for operating leases was $349, $743, and $1,007 for the years ended December 31, 1994, 1995, and 1996, respectively.

Guaranteed Royalties

         For the years ended December 31, 1995 and 1996, the Company incurred $907, and $3,273, respectively in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of December 31, 1996, the Company was committed to pay total minimum guaranteed royalties of $431 and $575 for the years ending December 31, 1997 and 1998, respectively.

Employment Agreements

         The Company has employment agreements with several key executives. Guaranteed compensation under these agreements is as follows:


    Year
  -----------------------------------------------
     1997                                  $1,920
     1998                                   1,400
     1999                                     850
     2000                                     400
     2001                                     400
  -----------------------------------------------
  Total                                    $4,970
  ===============================================


Legal Proceedings

      The Company is involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company's financial position or results of operations.

12.      GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

         The Company's revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 73%, 68% and 69% of the Company's revenues for the years ended December 31, 1994, 1995 and 1996, respectively, were from one customer.

         Information about the Company's operations by geographical area is as follows:

                                                 Years Ended December 31,
                                                ---------------------------
                                                 1994      1995     1996
    -----------------------------------------------------------------------
    Revenues:
            U.S. and Canada                    $ 53,295  $ 65,630  $ 99,938
            International                         8,481    18,385    11,809
    -----------------------------------------------------------------------
                    Total revenues             $ 61,776  $ 84,015  $111,747
    =======================================================================
    Income from operations:
            U.S. and Canada                    $  3,712  $  5,882  $ 10,873
            International                           573     1,070       542
    -----------------------------------------------------------------------
                    Total operating income     $  4,285  $  6,952  $ 11,415
    =======================================================================
    Identifiable assets:
            U.S. and Canada                    $ 25,421  $ 25,592  $ 36,792
            International                           311       670       401
    -----------------------------------------------------------------------
                    Total identifiable assets  $ 25,732  $ 26,262  $ 37,193
    =======================================================================



13.      RELATED PARTY TRANSACTIONS

         During 1994, 1995 and 1996, the Company paid legal fees of approximately $165, $104 and $447, respectively, to a law firm, one of whose partners is a director of the Company.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BEVERLY HILLS AND STATE OF CALIFORNIA ON THE 25TH DAY OF MARCH, 1997.

                                     EQUITY MARKETING, INC.


                                     By:  /s/ Donald A. Kurz
                                        ---------------------------------------
                                          Donald A. Kurz
                                          President, Co-Chief Executive Officer
                                          and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Stephen P. Robeck                      Chairman, Co-Chief Executive              March 25, 1997
--------------------------                 Officer and Director (Principal
Stephen P. Robeck                          Executive Officer)

/s/ Donald A. Kurz                         President, Co-Chief Executive             March 25, 1997
--------------------------                 Officer and Director
Donald A. Kurz                             (Principal Executive Officer)

/s/ Michael J. Welch                       Senior Vice President and Chief           March 25, 1997
--------------------------                 Financial Officer (Principal
Michael J. Welch                           Financial and Accounting Officer)

/s/ Bruce Raben                            Director                                  March 25, 1997
--------------------------
Bruce Raben


/s/ Merrill M. Kraines                     Director                                  March 25, 1997
--------------------------
Merrill M. Kraines


/s/ Lawrence Elins                         Director                                  March 25, 1997
--------------------------
Lawrence Elins

Exhibit         Description                                                                Page

 2.0            Amended and Restated Plan of Merger.(7)                                     -

 3.1            Certificate of Incorporation. (8)                                           -

 3.2            Bylaws. (8)                                                                 -

10.1            Equity Marketing, Inc. Stock Option Plan. (1)                               -

10.2            Non-Employee Director Stock Option Plan. (1)                                -

10.3            Agreement of Lease, dated January 3, 1995, between Wide Harvest
                Investment Ltd. and Equity Marketing Hong Kong, Ltd. (5)                    -
10.4            Offer to Rent, dated December 31, 1992, between Million Success
                Limited and Equity Marketing, Inc. on behalf of Equity
                Marketing Hong Kong, Ltd., together with Tenancy Agreement
                between Wide Harvest Limited and Equity Marketing Inc. (1)                  -

10.5            Loan Forgiveness Agreements, dated September 27, 1991, between
                Equity Marketing, Inc. and Donald a. Kurz. (1)                              -

 10.6           Tax indemnification Agreement, dated October 1, 1993, among
                Stephen P.  Robeck, Donald A. Kurz and Equity Marketing, Inc.
                (1)                                                                         -

 10.7           1995 Stock Award Plan. (8)                                                  -

 10.8           Form of Representative's Warrant Agreement between Equity
                Marketing, Inc.  and Josephthal, Lyon & Ross Incorporated. (1)              -

 10.9           Form of Director's and Officer's Indemnification Agreement.                 -

 10.10          Form of Indemnification Agreement between Equity Marketing,
                Inc. and Josephthal, Lyon & Ross Incorporated. (1)                          -
 10.11          Equity Marketing Inc. Non-Employee Director Stock Option Plan.
                (9)                                                                         -

 10.12          Stock Purchase Agreement, dated September 27, 1991, among
                Equity Marketing, Inc., Black Rock Licensing, Inc., M 101
                Limited and Martin D.  Kornblum. (1)                                        -

 10.13          Non-Compete and Rights Agreement, dated September 27, 1991, among Equity Marketing, Inc., Black Rock Licensing, Inc., M 101
                Limited and Martin D.  Kornblum. (1)                                        -

 10.14          Promissory Notes, dated September 27, 1991, issued by Donald A.
                Kurz to Equity Marketing, Inc. (1)                                          -

                                                                                           Page
 10.15          Reimbursement Agreement, dated October 1, 1993, among Donald A.
                Kurz, Stephen P. Robeck and Equity Marketing. (1)                           -

 10.16          Memoranda of Agreement, each dated as of February 23, 1993, among Walt Disney Pictures, Equity Marketing, Inc. and Jumbo
                Pictures, Inc. (2)                                                          -

 10.17          Agreement of lease dated April 12, 1995 between Rodeo Wilshire
                Realty,                                                                     -

 10.18          Credit Agreement dated January 26, 1996 between Equity
                Marketing, Inc.,

 10.19          Equity Marketing, Inc. Deferred Compensation Plan. (8)                      -

 10.20          Employment agreement dated August 5, 1996 between Equity
                Marketing, Inc.                                                             -

 10.21          Employment agreement dated September 18, 1996 between Equity
                Marketing,                                                                  -

 10.22          Employment Agreement dated September 18,1996 between Equity
                Marketing,                                                                  -

 10.23          Employment Agreement dated September 18, 1996 between Equity
                Marketing,                                                                  -

 10.24          First amendment to credit agreement dated September 18, 1996
                between                                                                     -

 10.25          Equity Marketing, Inc. Stock Option Plan. (9)                               -

 10.26 Stock Purchase Agreement dated September 18, 1996 by and among Equity

 21.            Subsidiaries of the Registrant.                                            38

 23.            Consent of Arthur Andersen LLP.                                            39

 27             Financial Data Schedule.                                                   40

(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-67778), which is incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Statement on Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarterly period ended June 30, 1994, which is incorporated herein by reference.

(4) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarterly period ended September 30, 1994, which is incorporated herein by reference.

(5) Previously filed as an exhibit to the Registrant's Statement of Form 10-K for the year ended December 31, 1994 which is incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended March 31, 1995 which is incorporated herein by reference.

(7) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended June 30, 1995 which is incorporated herein by reference.

(8) Previously filed as an exhibit to the Registrant's Statement on Form 10-K for the year ended December 31, 1995 which is incorporated herein by reference.

(9) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended September 30, 1996 which is incorporated herein by reference.

(10) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission which is incorporated herein by reference.