Form 10-Q
period 1997-03-31
EQUITY MARKETING INC
filed 1997-05-15
CIK 911151

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 22308


                             EQUITY MARKETING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter.)


            Delaware                                      13-3534145
         -------------                                  --------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


       131 South Rodeo Drive
         Beverly Hills, CA                                  90212
(Address of principal executive offices)                  (Zip Code)


                                 (310) 887-4300
                              --------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.001 Par Value, 5,920,338 shares as of May 9, 1997.

                             EQUITY MARKETING, INC.


                     Index To Quarterly Report on Form 10-Q
                Filed with the Securities and Exchange Commission
                        Three Months Ended March 31, 1997



                                                                          Page
                                                                         ------
Part I.   Financial Information

          Item 1.  Financial Statements                                     3

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9


Part II.


          Item 6.  Exhibits and Reports on Form 8-K                        12

PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS


                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  MARCH 31, 1997     DECEMBER 31, 1996
                                                                  --------------     -----------------
                                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and marketable securities                                      $ 8,723            $ 8,502
  Account receivable, net of allowance of $569 and
    $555 as of March 31, 1997 and December 31, 1996,
    respectively                                                       17,793             13,092
  Inventory                                                             6,386              4,715
  Prepaid expenses and other current assets                             2,516              2,797
                                                                      -------            -------
          Total current assets                                         35,418             29,106
FIXED ASSETS, net                                                       2,270              2,285
INTANGIBLE ASSETS, net                                                  5,047              5,124
OTHER ASSETS                                                              407                678
                                                                      -------            -------
          Total assets                                                $43,142            $37,193
                                                                      =======            =======

              The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                           MARCH 31,      DECEMBER 31,
                                                             1997            1996
                                                           ---------      ------------
                                                          (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable                                          $11,210          $ 4,884
  Accrued liabilities                                         3,986            6,041
  Deferred revenue                                              627              229
                                                            -------          -------
    Total current liabilities                                15,823           11,154
LONG TERM LIABILITIES                                           999            1,006
                                                            -------          -------
    Total liabilities                                        16,822           12,160
                                                            -------          -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000
    shares authorized, none issued or outstanding
  Common stock, par value $.001 per share, 20,000,000
    shares authorized, 5,854,571 and 5,832,087 shares
    outstanding as of March 31, 1997 and December 31,
    1996, respectively                                           --               --
  Additional paid-in capital                                 11,442           11,297
  Retained earnings                                          16,575           15,433
                                                            -------          -------
                                                             28,017           26,730
Less--
  Treasury stock, 1,892,841 shares, at cost, as of
    March 31, 1997 and December 31, 1996                    (1,279)           (1,279)
  Stock subscription receivable                                (53)              (53)
  Unearned compensation                                       (365)             (365)
                                                            -------          -------
    Total stockholders' equity                               26,320           25,033
                                                            -------          -------
    Total liabilities and stockholders' equity              $43,142          $37,193
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

                             EQUITY MARKETING, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

Caption>
                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                             1997              1996
                                                          ----------        ----------
REVENUES                                                  $   21,650        $   18,173

COST OF SALES                                                 15,847            13,714
                                                          ----------        ----------
    Gross profit                                               5,803             4,459

OPERATING EXPENSES:
  Salaries, wages and benefits                                 2,371             1,681
  Selling, general and administrative                          1,678             1,279
                                                          ----------        ----------
    Total operating expenses                                   4,049             2,960
                                                          ----------        ----------
    Income from operations                                     1,754             1,499

INTEREST INCOME, net                                             103               123
                                                          ----------        ----------

    Income before provision for income taxes                   1,857             1,622

PROVISION FOR INCOME TAXES                                       715               584
                                                          ----------        ----------
    Net income                                            $    1,142        $    1,038
                                                          ==========        ==========

NET INCOME PER SHARE                                      $     0.19        $     0.18
                                                          ==========        ==========

WEIGHTED AVERAGE
    SHARES OUTSTANDING                                     6,152,751         5,885,301
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

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

Caption>
                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                       1997              1996
                                                                    ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 1,142          $  1,038
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                       235               191
      Provision for doubtful accounts                                      14                39
      Non-cash rent                                                        --               171
      Other                                                                 4                54
      Changes in assets and liabilities:
        Increase (decrease) in cash and cash equivalents --
        Accounts receivable                                            (4,715)           (2,335)
        Inventory                                                      (1,671)           (1,070)
        Prepaid expenses and other current assets                         281               555
        Other assets                                                      271                66
        Accounts payable                                                6,326            (2,875)
        Accrued liabilities                                            (2,055)             (810)
        Deferred revenue                                                  398               (93)
        Long-term liabilities                                              (7)               --
                                                                      -------          --------
          Net cash provided by (used in) operating activities             223            (5,069)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of marketable securities                                   --           (19,372)
      Proceeds from sales and maturities of marketable securities          --            31,307
      Purchases of fixed assets                                          (147)             (224)
                                                                      -------          --------
          Net cash (used in) provided by investing activities            (147)           11,711
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of underwriters' warrants                    100                --
      Proceeds from exercise of stock options                              22                60
      Tax benefit from exercise of stock options                           23                22
                                                                      -------          --------
          Net cash provided by financing activities                       145                82
                                                                      -------          --------
          Net increase in cash and cash equivalents                       221             6,724
CASH AND CASH EQUIVALENTS, beginning of period                          8,502             3,940
                                                                      -------          --------
CASH AND CASH EQUIVALENTS, end of period                              $ 8,723          $ 10,664
                                                                      =======          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
    Interest                                                          $    15          $     10
                                                                      =======          ========
    Income taxes                                                      $    39          $  1,021
                                                                      =======          ========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)
                 (in thousands except share and per share data)

ITEM 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the accompanying financial statements to conform them with the current period presentation.

NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and warrants and are included in the weighted average shares pursuant to the treasury stock method as prescribed by APB Opinion No. 25 "Earnings Per Share."

In May 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 "Earnings per Share" which is effective for financial statements for periods ending after December 15, 1997. If the new pronouncement had been in effect for the periods ended March 31, 1997 and 1996 earnings per share would have been as follows:

Caption>
                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    1997              1996
                                                 ----------        ----------
As reported                                      $     0.19        $     0.18
Basic EPS                                        $     0.20        $     0.19
Diluted EPS                                      $     0.19        $     0.18
Basic weighted average shares outstanding         5,848,226         5,531,919
Diluted weighted average shares outstanding       6,152,751         5,885,301

INVENTORY

Inventory consists of production-in-process which represents direct costs related to product development, procurement and tooling which are deferred and amortized over the life of the products and finished products held for sale to customers and finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of March 31, 1996 and December 31, 1996, inventory consisted of the following:

Caption>

                           MARCH 31, 1997      DECEMBER 31, 1996
                           --------------      -----------------
Production-in-process           $5,211              $3,136
Finished goods                   1,175               1,579
                                ------              ------
                                $6,386              $4,715
                                ======              ======

ACQUISITION

On September 18, 1996, the Company acquired 100% of the common stock of EPI Group Limited ("EPI"), a Delaware corporation for $2,891 in cash plus related transaction costs of $838 and potential additional cash consideration based upon the results of operations of the EPI business during the three-year period ending December 31, 1999 as set forth in the Stock Purchase Agreement, dated as of September 18, 1996, by and among the Company and the stockholders of EPI. The funds used for the acquisition were provided by the Company's cash on hand. The EPI acquisition was accounted for using the purchase method. The Excess of purchase price over the fair value of the net assets acquired has been allocated to goodwill which is being amortized over a period of 20 years.

The following unaudited pro-forma information presents a summary of the consolidated results of operations of the Company and EPI as if the acquisition has occurred at the beginning of 1996 and includes pro-forma adjustments to give effect to the amortization of goodwill, and decreased interest income associated with funding the acquisition and certain other adjustments, together with the related income tax effects. The pro-forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and EPI had been a single entity during the three months ended March 31, 1996, nor is it necessarily indicative of the results of operations which may occur in the future.

                                                THREE MONTHS ENDED
                                                ------------------
                                                  MARCH 31, 1996
                                                ------------------
Revenues                                            $   19,266
Net income                                          $      960
Pro-forma income per share                          $     0.16
Pro-forma weighted average shares outstanding        5,885,301

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q or future filings by Equity Marketing, Inc. (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties including, for example, the potential cancellation of promotions due to delays in the timing of theatrical motion picture releases, the ability to renew licenses under favorable terms, the Company's dependence on a single customer, quarterly fluctuations in financial results, and changes in international tariff rates. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating expenses as a percentage of total revenues:

Caption>
                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ----------        ----------
Revenues                                              100.0%            100.0%
Cost of sales                                          73.2%             75.5%
                                                      -----             -----
    Gross Profit                                       26.8%             24.5%
                                                      -----             -----
Operating Expenses:
  Salaries, wages and benefits                         10.9%              9.3%
  Selling, general and administrative                   7.8%              7.0%
                                                      -----             -----
    Total operating expenses                           18.7%             16.3%
                                                      -----             -----
    Income from operations                              8.1%              8.2%

Interest income, net                                    0.5%              0.7%
                                                      -----             -----
    Income before provision for income taxes            8.6%              8.9%

Provision for income taxes                              3.3%              3.2%
                                                      -----             -----
    Net income                                          5.3%              5.7%
                                                      =====             =====

Three months ended March 31, 1997 compared to three months ended March 31, 1996 (000's omitted):

Revenues for the three months ended March 31, 1997 increased $3,477 or 19.1% to $21,650 from $18,173 in the prior year. Promotions revenues decreased $936 to $15,086 due to decreases in Burger King revenues and non-Burger King domestic Promotions revenues. Toys revenues increased $4,413 to $6,564 due to increased sales under the Company's Warner Bros. international "Looney Tunes" license, sales of Big Feats' "Wishbone" and initial shipments of products under the Company's license associated with Universal Studio's summer 1997 release of "Jurassic Park: The Lost World".

Cost of sales increased $2,133 to $15,847 (73.2% of revenues) for the three months ended March 31, 1997 from $13,714 (75.5% of revenues) in the comparable period in 1996 due to higher sales in 1997. The gross margin percentage for the period increased due to higher sales of higher margin Toys products in 1997.

Operating expenses increased $1,089 or 36.8% to $4,049 (18.7% of revenues) for the three months ended March 31, 1997 from $2,960 (16.3% of revenues) in the comparable period in 1996 due primarily to an increase in salaries, wages and benefits of $690. The increase is primarily attributable to the addition of 57 employees over the March 31, 1996 level to support the higher Toys sales volume and as a result of the acquisition of EPI Group Limited in September 1996.

Income from operations increased $255 or 17.0% to $1,754 (8.1% of revenues) from $1,499 (8.2% of revenues) in 1996. This increase is attributable to higher gross margin dollars earned during 1997, which were partially offset by increases in operating expenses.

The effective tax rate for the three months ended March 31, 1997 is 38.5% compared to the effective tax rate of 36.0% in 1996, the increase is primarily as a result of nondeductible goodwill amortization related to the acquisition of EPI Group Limited in September 1996 and differences in the locations to which the Company's products shipped in 1997.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 1997 working capital was approximately $19,595 compared to approximately $17,952 at December 31, 1996. The increase in working capital is primarily a result of 1997 profits.

As of March 31, 1997, the Company's investment in accounts receivable and inventory increased by approximately $6,372 compared to December 31, 1996. This increase was attributable to an increase in accounts receivable of $4,701 due to shipments late in the first quarter of 1997 and due to an increase in production-in-process due to payments for tooling on promotions to be shipped later in 1997.

At March 31, 1997, accounts payable increased $6,326 compared to December 31, 1996. This increase is primarily due to manufacturing costs incurred related to a large number of shipments late in the first quarter of 1997.

As of March 31, 1997, the Company had cash and marketable securities totaling approximately $8,723. The Company had no material commitments for capital expenditures at March 31, 1997.

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

CREDIT FACILITIES

The Company has a credit facility with two commercial banks which makes available to the Company a line of credit of up to $25 million. The line of credit is secured by substantially all of the Company's assets and expires on April 30, 1998. As of March 31, 1997, there were no amounts outstanding under this credit facility.

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


                             EQUITY MARKETING, INC.



                             By: /s/ DONALD A. KURZ
                                 --------------------------------------
                                 Donald A. Kurz
                                 President, Co-Chief Executive Officer



                             By: /s/ MICHAEL J. WELCH
                                 --------------------------------------
                                 Michael J. Welch
                                 Senior Vice President and Chief
                                 Financial Officer (Principal Financial
                                 and Accounting Officer)