Form 10-Q
period 1997-06-30
EQUITY MARKETING INC
filed 1997-08-14
CIK 911151

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number: 22308


                             EQUITY MARKETING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


DELAWARE                                                   13-3534145
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             identification No.)

131 SOUTH RODEO DRIVE
BEVERLY HILLS, CA                                          90212
-----------------                                          -----
(Address of principal executive offices)                   (Zip Code)

                                 (310) 887-4300
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value, 5,953,351 shares as of August 8, 1997

                             EQUITY MARKETING, INC.

                     Index To Quarterly Report on Form 10-Q
                Filed with the Securities and Exchange Commission
                        Three Months Ended June 30, 1997


                                                                          Page
Part I.     Financial  Information

            Item 1.  Financial Statements                                   3

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    9


Part II.

            Item 4.  Submission of Matters to a Vote of Security Holders   13

            Item 6.  Exhibits and Reports on Form 8-K                      13

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                  JUNE 30, 1997   DECEMBER 31, 1996
                                                                  -------------   -----------------
                                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and marketable securities ...........................         $13,467           $ 8,502
  Accounts receivable, net of allowances of $686 and
      $555 as of June 30, 1997 and December 31, 1996,
      respectively .........................................          23,279            13,092
  Inventory ................................................           6,183             4,715
  Prepaid expenses and other current assets ................           2,236             2,797
                                                                     -------           -------
          Total current assets .............................          45,165            29,106
FIXED ASSETS, net ..........................................           2,420             2,285
INTANGIBLE ASSETS, net .....................................           4,967             5,124
OTHER ASSETS ...............................................             447               678
                                                                     -------           -------
          Total assets .....................................         $52,999           $37,193
                                                                     =======           =======

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            JUNE 30,     DECEMBER 31,
                                                                              1997           1996
                                                                            --------     ------------
                                                                           (UNAUDITED)
CURRENT LIABILITIES:
   Accounts payable......................................................    $15,051        $ 4,884
   Accrued liabilities...................................................      6,313          6,041
   Deferred revenue......................................................         82            229
                                                                             -------        -------
        Total current liabilities........................................     21,446         11,154
LONG TERM LIABILITIES....................................................        973          1,006
                                                                             -------        -------
        Total liabilities................................................     22,419         12,160
                                                                             -------        -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value per share; 1,000,000
     shares authorized, none issued or outstanding.......................        --             --
   Common stock, par value $.001 per share, 20,000,000 shares authorized, 5,942,851 and 5,832,087 shares outstanding
     as of June 30, 1997 and December 31, 1996 respectively..............        --             --
   Additional paid-in capital............................................     12,294         11,297
   Retained earnings.....................................................     19,983         15,433
                                                                             -------        -------
                                                                              32,277         26,730
Less --
   Treasury stock, 1,892,841 shares, at cost, as of
     June 30, 1997 and December 31, 1996.................................     (1,279)        (1,279)
   Stock subscription receivable.........................................        (53)           (53)
   Unearned compensation.................................................       (365)          (365)
                                                                             -------        -------
     Total stockholders' equity..........................................     30,580         25,033
                                                                             -------        -------
     Total liabilities and stockholders' equity..........................    $52,999        $37,193
                                                                             =======        =======


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------     -------------------------
                                                                     1997         1996              1997        1996
                                                                     ----         ----              ----        ----
REVENUES.................................................       $   46,665      $   38,443      $   68,315      $   56,615
COST OF SALES............................................           35,416          28,934          51,264          42,647
                                                                ----------      ----------      ----------      ----------
    Gross Profit.........................................           11,249           9,509          17,051          13,968
OPERATING EXPENSES:
  Salaries, wages and benefits...........................            3,572           3,514           5,961           5,195
  Selling, general and administrative....................            2,188           1,625           3,848           2,904
                                                                ----------      ----------      ----------      ----------
    Total operating expenses.............................            5,760           5,139           9,809           8,099
                                                                ----------      ----------      ----------      ----------
    Income from operations...............................            5,489           4,370           7,242           5,869
INTEREST INCOME, net.....................................               53              34             156             157
                                                                ----------      ----------      ----------      ----------
    Income before provision for income taxes.............            5,542           4,404           7,398           6,026
PROVISION FOR INCOME TAXES...............................            2,134           1,586           2,848           2,169
                                                                ----------      ----------      ----------      ----------
    Net income...........................................       $    3,408      $    2,818      $    4,550      $    3,857
                                                                ==========      ==========      ==========      ==========
NET INCOME PER SHARE.....................................       $     0.55      $     0.48      $     0.74      $     0.66
                                                                ==========      ==========      ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING......................        6,203,964       5,918,346       6,152,951       5,887,598
                                                                ==========      ==========      ==========      ==========




              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                           1997            1996
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................       $  4,550        $  3,857
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
        Depreciation and amortization............................            548             394
        Provision for doubtful accounts..........................            149             160
        Tax benefit from exercise of stock options...............            337             240
        Non-cash rent............................................             --             225
        Other....................................................              6              50
    Changes in assets and liabilities:
        Increase (decrease) in cash and cash equivalents --
        Accounts receivable......................................        (10,336)        (35,163)
        Inventory................................................         (1,468)            (21)
        Prepaid expenses and other assets........................            507             786
        Other assets.............................................            231             144
        Accounts payable.........................................         10,167           4,646
        Accrued liabilities......................................            272           1,618
        Deferred revenue.........................................           (147)           (602)
        Long-term liabilities....................................            (33)             --
                                                                        --------        --------
          Net cash provided by (used in) operating activities....          4,783         (23,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities.............................             --         (31,807)
  Proceeds from sales and maturities of marketable securities....             --          43,742
  Purchases of fixed assets......................................           (478)           (391)
                                                                        --------        --------
          Net cash (used in) provided by investing activities....           (478)         11,544

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of underwriters' warrants...............            308              --
  Proceeds from exercise of stock options........................            352              76
  Borrowings under line of credit................................          3,300           8,550
  Repayments on line of credit...................................         (3,300)             --
                                                                        --------        --------
          Net cash provided by financing activities..............            660           8,626
                                                                        --------        --------
          Net increase (decrease) in cash
          and cash equivalents...................................          4,965          (3,496)
CASH AND MARKETABLE SECURITIES, beginning of period..............          8,502           3,940
                                                                        --------        --------
CASH AND MARKETABLE SECURITIES, end of period                           $ 13,467        $    444
                                                                        ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
    Interest.....................................................       $     29        $     19
                                                                        ========        ========
    Income taxes.................................................       $    418        $  2,101
                                                                        ========        ========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

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

Certain reclassifications have been made to the accompanying prior period condensed consolidated financial statements to conform them with the current period presentation.

NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and warrants and are included in the weighted average shares pursuant to the treasury stock method as prescribed by APB Opinion No. 25 "Earnings Per Share."

In March 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997. If the new pronouncement had been in effect for the periods ended June 30, 1997 and 1996 earnings per share would have been as follows:


                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                          ------------------          ----------------
                                                          1997          1996          1997         1996
                                                          ----          ----          ----         ----
 As reported........................................       $ 0.55        $ 0.48        $ 0.74       $ 0.66
 Basic EPS..........................................       $ 0.57        $ 0.51        $ 0.77       $ 0.69
 Diluted EPS........................................       $ 0.55        $ 0.48        $ 0.74       $ 0.66
 Basic weighted average shares outstanding..........    5,927,055     5,572,028     5,888,427    5,551,974
 Diluted weighted average shares outstanding........    6,203,964     5,918,346     6,152,951    5,887,598

INVENTORY

Inventory consists of production-in-process which represents direct costs related to product development, procurement and tooling which are deferred and amortized over the life of the products and finished products held for sale to customers and finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of June 30, 1997 and December 31, 1996, inventory consisted of the following:

                                                         JUNE 30,     DEC. 31,
                                                           1997         1996
                                                           ----         ----
          Production-in-process......................     $3,841       $3,136
          Finished goods.............................      2,342        1,579
                                                          ------       ------
                                                          $6,183       $4,715
                                                          ======       ======


ACQUISITION

On September 18, 1996, the Company acquired 100% of the common stock of EPI Group Limited ("EPI"), a Delaware corporation, for $2,891 in cash plus related transaction costs of $838 and potential additional cash consideration based upon the results of operations of the EPI business during the three-year period ending December 31, 1999 as set forth in the Stock Purchase Agreement, dated as of September 18, 1996, by and among the Company and the stockholders of EPI. The funds used for the acquisition were provided by the Company's cash on hand. The EPI acquisition was accounted for using the purchase method. The excess of purchase price over the fair value of the net assets acquired has been allocated to goodwill which is being amortized over a period of 20 years.

The following unaudited pro-forma information presents a summary of the consolidated results of operations of the Company and EPI as if the acquisition had occurred at the beginning of 1996 and includes pro-forma adjustments to give effect to the amortization of goodwill and decreased interest income associated with funding the acquisition and certain other adjustments, together with the related income tax effects. The pro-forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and EPI had been a single entity during the six months ended June 30, 1996, nor is it necessarily indicative of the results of operations which may occur in the future.

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                      1996
                                                                      ----
          Pro-forma revenues.................................      $  58,995
          Pro-forma net income...............................      $   2,791
          Pro-forma income per share.........................      $    0.47
          Pro-forma weighted average shares outstanding......      5,887,598

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q or future filings by Equity Marketing, Inc. (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties including, for example, the potential cancellation of promotions due to delays in the timing of theatrical motion picture releases, the ability to renew licenses under favorable terms, the Company's dependence on a single customer, quarterly fluctuations in financial results, and changes in international tariff rates. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:

                                                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------   -------------------------

                                                           1997          1996           1997          1996
                                                           ----          ----           ----          ----
        Revenues........................................   100.0%        100.0%         100.0%        100.0%

        Cost of Sales...................................    75.9%         75.3%          75.0%         75.3%
                                                           ------        ------         ------        ------

              Gross Profit..............................    24.1%         24.7%          25.0%         24.7%

        Operating Expenses:
            Salaries, wages and benefits................     7.6%          9.1%           8.7%          9.2%
            Selling, general and administrative.........     4.7%          4.2%           5.6%          5.1%
                                                           ------        ------         ------        ------
              Total operating expenses..................    12.3%         13.3%          14.3%         14.3%
                                                           ------        ------         ------        ------

              Income from operations....................    11.8%         11.4%          10.7%         10.4%

        Interest Income, net............................      .1%           .1%            .2%           .2%
                                                           ------        ------         ------        ------
              Income before provision for income
                 taxes..................................    11.9%         11.5%          10.9%         10.6%

        Provision for Income Taxes......................     4.6%          4.1%           4.2%          3.8%
                                                           ------        ------         ------        ------
              Net Income................................     7.3%          7.4%           6.7%          6.8%
                                                           ======        ======         ======        ======


Three months ended June 30, 1997 compared to three months ended June 30, 1996 (000's omitted):

Revenues for the three months ended June 30, 1997 increased $8,222 (21%) to $46,665 from $38,443 in 1996 primarily as a result of increases in both Promotions and Toys revenue. Promotions revenues increased $4,141 to $37,427 from $33,286 in 1996 due primarily to high volume promotions associated with the release of Universal Studio's ("Universal") The Lost World: Jurassic Park in May 1997, and in connection with Universal's latest animated home video release in The Land Before Time series. The increase is also due to revenues from promotions related to the release of the Walt Disney Company's feature film Hercules and Warner Bros.' Batman and Robin. Toys revenues increased $4,081 to $9,238 from $5,157 in 1996 primarily due to sales related to Universal's The Lost World: Jurassic Park and The Land Before Time plus increases in sales under the Company's Warner Bros. international Looney Tunes license to various international distributors and sales of toys based on the PBS television property, Wishbone.

Cost of sales increased $6,482 to $35,416 (75.9% of revenues) for the three months ended June 30, 1997 from $28,934 (75.3% of revenues) in the comparable period in 1996 primarily due to higher sales volume in 1997. The decrease in gross margin percentage for the three month period ended June 30, 1997 is due primarily to lower margins realized on high volume promotions in 1997.

Salaries, wages and benefits increased $58 to $3,572 (7.6% of revenues) in 1997 from $3,514 (9.1% of revenues) in 1996 primarily due to additional employees to support the higher sales volume in 1997.

Selling, general and administrative expenses increased $563 to $2,188 (4.7% of revenues) in 1997 from $1,625 (4.2% of revenues) in 1996 primarily due to increased travel, overhead and increased selling costs associated with the higher sales volume in 1997.

Income from operations increased $1,119 to $5,489 (11.8% of revenues) for the three month period ended June 30, 1997 from $4,370 (11.4% of revenues) in the comparable period in 1996 primarily due to higher sales volume in 1997.

The effective tax rate for the three months ended June 30, 1997 is 38.5% compared to the effective tax rate of 36.0% in 1996. The effective tax rate is higher in 1997 as a result of differences in the locations to which products were shipped in 1997 and due to nondeductible amortization of goodwill related to the Company's purchase of EPI in September, 1996.

Six months ended June 30, 1997 compared to six months ended June 30, 1996(000's omitted):

Revenues for the six months ended June 30, 1997 increased $11,700 (21%) to $68,315 from $56,615 in the comparable period in the prior year. This increase is a result of increases in both Promotions and Toys revenue. Promotions revenues increased $3,205 from $49,308 in 1996 to $52,513 in 1997 primarily as a result of promotions related to Universal's The Lost World: Jurassic Park and The Land Before Time and Burger King's Kid's Club and promotions related to the release of Disney's Hercules and Warner Bros.' Batman and Robin. Toys revenues increased $8,495 from $7,307 to $15,802 primarily as a result of sales related to Universal's The Lost World: Jurassic Park and The Land Before Time plus increases in sales under the Company's Warner Bros. international Looney Tunes license to various international distributors and sales of toys based on the PBS television property Wishbone.

Cost of sales increased $8,617 to $51,264 (75.0% of revenues) for the six month period ended June 30, 1997, from $42,647 (75.3% of revenues) in the comparable period in 1996. The increase in gross margin percentage is due primarily to a higher volume of higher margin Toys sales in 1997.

Salaries, wages and benefits increased $766 to $5,961 (8.7% of revenues) in 1997 from $5,195 (9.2% of revenues) in 1996 due to additional employees to support the higher sales volume in 1997.

Selling, general and administrative expenses increased $944 to $3,848 (5.6% of revenues) in 1997 from $2,904 (5.1% of revenues) in 1996 primarily due to higher infrastructure requirements and increased selling costs associated with the higher sales volume in 1997 and an increase in depreciation and amortization of $154 primarily resulting from amortization of goodwill related to the Company's purchase of EPI in September, 1996.

Income from operations increased $1,373 to $7,242 (10.7% of revenues) for the six month period ended June 30, 1997, from $5,869 (10.4% of revenues) in the comparable period in 1996, primarily due to the higher sales volume in 1997.

The effective tax rate for the six month period ended June 30, 1997 is 38.5% compared to the effective tax rate of 36.0% for the six month period ended June 30, 1996. The effective tax rate is higher in 1997 as a result of differences in the locations to which products were shipped in 1997 and due to non-deductible amortization of goodwill related to the Company's purchase of EPI in September 1996.


FINANCIAL CONDITION AND LIQUIDITY  (000'S OMITTED):

At June 30, 1997 working capital was $23,719 as compared to approximately $17,952 at December 31, 1996. The increase in working capital is primarily a result of net income for the six month period ended June 30, 1997, and proceeds of $660 received by the Company in connection with the exercise of underwriters warrants and stock options during the six months ended June 30, 1997.

As of June 30, 1997, the Company's investment in gross accounts receivable and inventory increased by $11,786 compared to December 31, 1996. This increase was attributable primarily to an increase in accounts receivable of $10,318 due to a large promotion associated with a major motion picture release in June 1997. The cost of manufacturing product for the promotion was funded primarily through use of the Company's cash and short term borrowings under the Company's line of credit. As of August 8, 1997, the Company had collected the majority of its June 30, 1997 accounts receivables. Inventory increased $1,468 primarily as a result of costs incurred related to projects to be shipped in the third and fourth quarters of 1997, and inventory on hand and in transit relating to sales the Company expects to make in the third and fourth quarters of 1997. The Company had no material commitments for capital expenditures at June 30, 1997.

At June 30, 1997 accounts payable increased $10,167 compared to December 31, 1996. This increase was primarily attributed to vendor invoicing related to a large number of shipments late in the second quarter of 1997 in contrast to the fourth quarter of 1996 when shipments were made earlier in the quarter.

The Company is continually exploring the possibility of acquiring other companies to further strengthen its business. No assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating such transactions. However, if the Company is successful in finding suitable acquisition candidates, such transactions would be financed, depending on availability and market conditions, through the use of the Company's existing funds, bank financing, the issuance of additional equity or debt, or a combination of these sources.

CREDIT FACILITIES

The Company has a credit facility with two commercial banks which makes available to the Company a line of credit of up to $25 million. The line of credit is secured by substantially all of the Company's assets and expires on April 30, 1998. As of June 30, 1997, there were no amounts outstanding under this credit facility.

Subject to the financing requirements of any potential acquisitions, the Company believes that the line of credit and internally generated funds will provide adequate financing for its current and expected levels of operations.

PART II.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Annual Meeting of Stockholders of the Company was held on June 24, 1997. At the Annual Meeting, the following matters were approved by the Stockholders:

                                                                  Votes
                                                                 Against         Abstentions
                                                                    or            and Broker
                                                Votes For        Withheld         Non-Votes
                                                ---------        --------        -----------
1.      Election of Directors

        Lawrence Elins                          5,459,918         110,400             --

        Merrill M. Kraines                      5,458,418         111,900             --

        Donald A. Kurz                          5,457,424         112,894             --

        Bruce Raben                             5,455,418         114,900             --

        Stephen P. Robeck                       5,458,418         111,900             --

2.      Ratification of Arthur Anderson
        LLP as the Company's
        Independent Auditor                     5,567,795             773           1,250

3.      Amendment of the Stock Option
        Plan                                    3,982,228       1,582,345           5,750

4.      Amendment of the Non-Employee
        Director Stock Option Plan              4,278,132       1,285,731           6,450

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                     10.1 Employment agreement dated as of January 1, 1997 between Equity Marketing, Inc. and Donald A. Kurz.

                     10.2 Employment agreement dated as of January 1, 1997 between Equity Marketing, Inc. and Stephen P. Robeck.

                     27    Financial Data Schedule

                (b)  Reports on Form 8-K:

                There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills and State of California on the 13 day of August, 1997.


                              EQUITY MARKETING, INC.



                              By:  /s/ DONALD A. KURZ
                              --------------------------------------------------
                              Donald A. Kurz
                              President, Co-Chief Executive Officer



                              By: /s/ MICHAEL J. WELCH
                              --------------------------------------------------
                              Michael J. Welch
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)