Form 10-Q
period 1997-09-30
EQUITY MARKETING INC
filed 1997-11-14
CIK 911151

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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

Yes  [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


Common Stock, $.001 Par Value, 5,972,583 shares as of November 7, 1997

                             EQUITY MARKETING, INC.


                     Index To Quarterly Report on Form 10-Q
                Filed with the Securities and Exchange Commission
                 Three and Nine Months Ended September 30, 1997



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

PART I. FINANCIAL INFORMATION

        ITEM 1.FINANCIAL STATEMENTS

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                            SEPTEMBER 30,   DECEMBER 31,
                                                 1997         1996
                                                -------     -------
                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and marketable securities ..........     $12,679     $ 8,502

  Accounts receivable, net of allowances of
    $749 and $555 as of September 30, 1997
    and December 31, 1996, respectively ...      22,844      13,092

  Inventory ...............................       7,761       4,715

  Prepaid expenses and other current assets       2,762       2,797
                                                -------     -------

    Total current assets ..................      46,046      29,106

FIXED ASSETS, net .........................       2,620       2,285

INTANGIBLE ASSETS, net ....................       4,882       5,124

OTHER ASSETS ..............................         502         678
                                                -------     -------

    Total assets ..........................     $54,050     $37,193
                                                =======     =======


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                SEPTEMBER 30,  DECEMBER 31,
                                                     1997          1996
                                                   --------      --------
                                                 (UNAUDITED)

CURRENT LIABILITIES:
  Accounts payable ...........................     $ 14,755      $  4,884

  Accrued liabilities ........................        5,091         6,041

  Deferred revenue ...........................          918           229
                                                   --------      --------

    Total current liabilities ................       20,764        11,154

LONG TERM LIABILITIES ........................          967         1,006
                                                   --------      --------

    Total liabilities ........................       21,731        12,160
                                                   --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001 per share,
    1,000,000 shares authorized ..............         --            --

  Common stock, par value $.001 per share,
    20,000,000 shares authorized, 5,971,448
    and 5,832,087 shares outstanding as of
    September 30, 1997 and December 31, 1996,
    respectively .............................         --            --

  Additional paid-in capital .................       12,574        11,297

  Retained earnings ..........................       21,431        15,433
                                                   --------      --------
                                                     34,005        26,730
LESS--
  Treasury stock, 1,892,841 shares, at cost,
    as of September 30, 1997 and December 31,
    1996 .....................................       (1,279)       (1,279)

  Stock subscription receivable ..............          (42)          (53)

  Unearned compensation ......................         (365)         (365)
                                                   --------      --------

    Total stockholders' equity ...............       32,319        25,033
                                                   --------      --------

    Total liabilities and stockholders' equity     $ 54,050      $ 37,193
                                                   ========      ========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                        -------------------------     -------------------------
                                           1997           1996           1997           1996
                                        ----------     ----------     ----------     ----------
REVENUES ..........................     $   27,597     $   20,099     $   95,913     $   76,714

COST OF SALES .....................         20,128         14,278         71,392         56,926
                                        ----------     ----------     ----------     ----------

    Gross profit ..................          7,469          5,821         24,521         19,788
                                        ----------     ----------     ----------     ----------

OPERATING EXPENSES:

  Salaries, wages and benefits ....          2,810          2,328          8,771          7,523

  Selling, general & administrative          2,545          1,734          6,394          4,638
                                        ----------     ----------     ----------     ----------

    Total operating expenses ......          5,355          4,062         15,165         12,161
                                        ----------     ----------     ----------     ----------

      Income from operations ......          2,114          1,759          9,356          7,627

INTEREST INCOME, net ..............            241             66            397            224
                                        ----------     ----------     ----------     ----------

    Income before provision for
      income taxes ................          2,355          1,825          9,753          7,851

PROVISION FOR INCOME TAXES ........            907            667          3,755          2,836
                                        ----------     ----------     ----------     ----------

      Net income ..................     $    1,448     $    1,158     $    5,998     $    5,015
                                        ==========     ==========     ==========     ==========

NET INCOME PER SHARE ..............     $     0.23     $     0.20     $     0.97     $     0.85
                                        ==========     ==========     ==========     ==========

WEIGHTED AVERAGE
  SHARES OUTSTANDING ..............      6,289,128      5,924,223      6,192,197      5,903,944
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

                             EQUITY MARKETING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -------------------------
                                                                   1997            1996
                                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................        $  5,998         $  5,015
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization .....................             890              609
      Provision for doubtful accounts ...................             240              243
      Tax benefit from exercise of stock options ........             407              240
      Non-cash rent .....................................            --                219
      Other .............................................              18                6
  Changes in assets and liabilities:
    Increase (decrease) in cash and marketable securities            --
      Accounts receivable ...............................          (9,992)         (13,980)
      Inventory .........................................          (3,046)          (5,800)
      Prepaid expenses and other assets .................             (33)             670
      Other assets ......................................             176              147
      Accounts payable ..................................           9,871            5,915
      Accrued liabilities ...............................            (950)           1,041
      Deferred revenue ..................................             689             (743)
      Long-term liabilities .............................             (39)            --
                                                                 --------         --------
          Net cash provided by (used in)
            operating activities ........................           4,229           (6,418)
                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets .............................            (922)            (506)
  Payment for purchase of EPI Group Limited .............            --             (4,840)
                                                                 --------         --------
          Net cash (used in)
            investing activities ........................            (922)          (5,346)
                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of underwriters' warrants ......             458             --
  Proceeds from exercise of stock options ...............             412               76
                                                                 --------         --------
          Net cash provided by financing activities .....             870               76
                                                                 --------         --------

      Net increase (decrease) in cash and
        marketable securities ...........................           4,177          (11,688)

CASH AND MARKETABLE SECURITIES, beginning of period .....           8,502           15,875

CASH AQCUIRED IN PURCHASE OF EPI GROUP LIMITED ..........            --                283
                                                                 --------         --------

CASH AND MARKETABLE SECURITIES, end of period ...........        $ 12,679         $  4,470
                                                                 ========         ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
  Interest ..............................................        $     52         $     91
                                                                 ========         ========
  Income taxes ..........................................        $  2,774         $  4,317
                                                                 ========         ========


              The accompanying notes are an integral part of these
                        condensed consolidated statements

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (000'S OMITTED EXCEPT SHARE AND PER SHARE DATA)


ITEM 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim condensed financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the accompanying condensed consolidated financial statements to conform them to the current period presentation.

NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and warrants and are included in the calculation of weighted average shares pursuant to the treasury stock method.

In March 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997. If the new pronouncement had been in effect for the periods ended September 30, 1997 and 1996 earnings per share would have been as follows:


                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                       --------------------------        ------------------------------
                                         1997             1996              1997             1996
                                       ---------        ---------        ---------        -------------
As reported ...................        $    0.23        $    0.20        $    0.97        $        0.85
                                       =========        =========        =========        =============

Basic EPS .....................        $    0.24        $    0.21        $    1.01        $        0.90
                                       =========        =========        =========        =============

Diluted EPS ...................        $    0.23        $    0.20        $    0.97        $        0.85
                                       =========        =========        =========        =============

Basic weighted average shares
  outstanding .................        5,956,307        5,559,539        5,911,302            5,558,085
                                       =========        =========        =========        =============

Diluted weighted average shares
  outstanding .................        6,289,128        5,924,223        6,192,197            5,903,944
                                       =========        =========        =========        =============

INVENTORY

Inventory consists of production-in-process which represents direct costs related to product development, procurement and tooling which are deferred and amortized over the life of the products, finished products held for sale to customers and finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of September 30, 1997 and December 31, 1996, inventory consisted of the following:


                         SEPTEMBER 30,   DECEMBER 31,
                              1997          1996
                             ------        ------
                           (UNAUDITED)
Production-in-process        $5,729        $3,136

Finished goods ......         2,032         1,579
                             ------        ------

Total inventory .....        $7,761        $4,715
                             ======        ======

ACQUISITION

On September 18, 1996, the Company acquired 100% of the common stock of EPI Group Limited ("EPI"), a Delaware Corporation, for $2,891 in cash plus related transaction costs of $838 and potential additional cash consideration based upon the results of operations of the EPI business during the three year period ending December 31, 1999 as set forth in the Stock Purchase Agreement, dated as of September 18, 1996, between the Company and the stockholders of EPI. The funds used for the acquisition were provided by the Company's cash on hand. The EPI acquisition was accounted for using the purchase method. The excess of purchase price over the fair value of the net assets acquired has been allocated to goodwill, which is being amortized over a period of 20 years.

The following unaudited pro-forma information presents a summary of the consolidated results of operations of the Company and EPI as if the acquisition had occurred at the beginning of 1996 and includes pro-forma adjustments to give effect to the amortization of goodwill and decreased interest income associated with funding the acquisition and certain other adjustments, together with the related income tax effects. The pro-forma financial information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the Company and EPI had been a single entity during the nine months ended September 30, 1996 nor is it necessarily indicative of the results of operations which may occur in the future.


                               NINE MONTHS ENDED
                              SEPTEMBER 30, 1996
                                  ----------
                                 (UNAUDITED)
Pro-forma revenues .......        $   80,761
                                  ==========

Pro-forma net income .....        $    4,657
                                  ==========

Pro-forma income per share        $     0.79
                                  ==========

Pro-forma weighted average
   shares outstanding ....         5,903,944
                                  ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q or future filings by Equity Marketing, Inc., (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties including, for example, the potential cancellation of promotions due to delays in the timing of theatrical motion picture releases, the ability to renew licenses under favorable terms, the Company's dependence on a single customer, quarterly fluctuations in financial results, and changes in international tariff rates. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:


                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                           -------------------         -------------------
                                           1997          1996          1997          1996
                                           -----         -----         -----         -----
REVENUES ..........................        100.0%        100.0%        100.0%        100.0%

COST OF SALES .....................         72.9%         71.0%         74.4%         74.2%
                                           -----         -----         -----         -----

      Gross profit ................         27.1%         29.0%         25.6%         25.8%
                                           -----         -----         -----         -----

OPERATING EXPENSES:

  Salaries, wages & benefits ......         10.2%         11.6%          9.1%          9.8%

  Selling, general & administrative          9.2%          8.6%          6.7%          6.1%
                                           -----         -----         -----         -----

    Total operating expenses ......         19.4%         20.2%         15.8%         15.9%
                                           -----         -----         -----         -----

      Income from operations ......          7.7%          8.8%          9.8%          9.9%

INTEREST INCOME, net ..............          0.8%          0.3%          0.4%          0.3%
                                           -----         -----         -----         -----

      Income before provision for
        income taxes ..............          8.5%          9.1%         10.2%         10.2%

PROVISION FOR INCOME TAXES ........          3.3%          3.3%          3.9%          3.7%
                                           -----         -----         -----         -----

      Net Income ..................          5.2%          5.8%          6.3%          6.5%
                                           =====         =====         =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 (000'S OMITTED):

Revenues for the three months ended September 30, 1997 increased $7,498 to $27,597 from $20,099 in 1996 as a result of increases in Toys and Promotions revenues. Promotions revenues increased $4,290 to $18,229 from $13,939 in 1996 due to higher volume Burger King promotions and international promotions revenues during the three months ended September 30, 1997 compared to the same period in 1996. Toys revenues increased $3,208 to $9,368 from $6,160 in 1996 primarily due to increased sales of toys based on Universal Studios' ("Universal") The Lost World: Jurassic Park and Universal's home video feature The Land Before Time and the Company's Warner Bros. international Looney Tunes license to various international distributors and an increase in sales of products based on the PBS television property, Wishbone.

Cost of sales increased $5,850 to $20,128 (72.9% of revenues) for the three months ended September 30, 1997 from $14,278 (71.0% of revenues) in the comparable period in 1996 primarily due to higher sales in 1997. Gross profit margins decreased primarily due to lower margins on higher volume Promotions programs in 1997.

Salaries, wages and benefits increased $482 to $2,810 (10.2% of revenues) in 1997 from $2,328 (11.6% of revenues) in 1996 primarily due to additional employees to support the increased sales volume in 1997.

Selling, general and administrative expenses increased $811 to $2,545 (9.2% of revenues) in 1997 from $1,734 (8.6% of revenues) in 1996 primarily due to increased sales and marketing costs associated with the higher sales volume, increased depreciation on higher fixed asset levels and amortization of goodwill related to the acquisition of EPI Group Limited.

Income from operations increased $355 to $2,114 (7.7% of revenues) for the three months ended September 30, 1997 from $1,759 (8.8% of revenues) in the comparable period in 1996 due primarily to higher sales volume, partially offset by lower gross profit margins in 1997.

The effective tax rate for the three months ended September 30, 1997 was 38.5% compared to the effective tax rate of 36.5% in 1996. The effective tax rate is higher in 1997 as a result of differences in the locations to which products were shipped in 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 (000'S OMITTED):

Revenues for the nine months ended September 30, 1997 increased $19,199 to $95,913 from $76,714 in the comparable period in the prior year due to increases in both Promotions and Toys revenues. Promotions revenues increased $7,496 to $70,742 from $63,246 in 1996 due to high volume promotions associated with Universal's release of The Lost World: Jurassic Park and Universal's home video feature The Land Before Time and due to increases in the number of both domestic and international promotions programs sold in 1997. Toys revenues increased $11,703 to $25,171 from $13,468 in 1996 primarily due to sales of toys associated with Universal's The Lost World: Jurassic Park and Universal's home video feature The Land Before Time, increases in sales under the Company's Warner Bros. international Looney Tunes license to various international distributors and an increase in sales of products based on the PBS television property, Wishbone.

Cost of sales increased $14,466 to $71,392 (74.4% revenues) for the nine months ended September 30, 1997, from $56,926 (74.2% of revenues) in the comparable period in 1996 due to the higher sales in 1997.

Salaries, wages and benefits increased $1,248 to $8,771 (9.1% of revenues) in 1997 from $7,523 (9.8% of revenues) in 1996 due to increases in the number of employees to support the higher sales volume in 1997.

Selling, general and administrative expenses increased $1,756 to $6,394 (6.7% of revenues) in 1997 from $4,638 (6.1% of revenues) in 1996 due to increased sales and marketing costs associated with the higher retail sales volume in 1997, increased depreciation on higher fixed asset levels and amortization of goodwill related to the acquisition of EPI Group Limited in September 1996.

Income from operations increased $1,729 to $9,356 (9.8% of revenues) for the nine months ended September 30, 1997, from $7,627 (9.9% of revenues) in the comparable period in 1996, due primarily to the higher sales volume in 1997.

The effective tax rate for the nine months ended September 30, 1997 was 38.5% compared to the effective tax rate of 36.1% for the nine months ended September 30, 1996. The effective tax rate is higher in 1997 as a result of differences in the locations to which products were shipped in 1997.


FINANCIAL CONDITION AND LIQUIDITY (000'S OMITTED):

As of September 30, 1997, working capital was $25,282 compared to $17,952 at December 31, 1996. The increase in working capital is primarily a result of net income for the nine months ended September 30, 1997 and proceeds of $870 received by the Company in connection with the exercise of underwriters' warrants and stock options during the nine months ended September 30. 1997.

As of September 30, 1997, the Company's investment in net accounts receivable increased $9,752 compared to December 31, 1996 due to several promotions that shipped late in September 1997. As of November 7, 1997 a majority of these receivables have been collected.

Inventory increased $3,046 from December 31, 1996 to September 30, 1997 due to costs incurred on several promotions scheduled to ship in the fourth quarter 1997.

As of September 30, 1997, accounts payable and accrued liabilities increased $8,921 compared to December 31, 1996. This increase was primarily attributable to manufacturing costs accrued related to the promotions shipped in September 1997.

The Company is exploring the possibility of acquiring other companies to further diversify its business. No assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating such transactions. If the Company is successful in finding suitable acquisition candidates, such transactions would be financed, depending on availability and market conditions, through the use of the Company's existing funds, issuing additional equity or debt, bank financing or a combination of these sources.

CREDIT FACILITIES

The Company has a credit facility with two commercial banks which makes available to the Company a line of credit of up to $25 million. The line of credit is secured by substantially all of the Company's assets and expires on April 30, 1998. As of September 30, 1997, there were no amounts outstanding under this credit facility.

Except for possible financing requirements of any potential acquisitions, the Company believes that it has access to adequate financing, through existing bank lines, internally generated funds and possible external financing sources, to meet the needs of the Company's current and expected levels of operations.

PART II.


          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                      (a)    Exhibits:

                             None

                             27     Financial Data Schedule

                      (b)    Reports on Form 8-K:

                             Form 8-K file with the Securities and
                             Exchange Commission on October 9, 1997. (Item 5)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Beverly Hills and State of California on the 12th day of November, 1997.


                     EQUITY MARKETING, INC.




                     By: /s/ DONALD A. KURZ
                       -----------------------------------------
                           Donald A. Kurz
                           President, Co-Chief Executive Officer




                    By: /s/ MICHAEL J. WELCH
                       -----------------------------------------
                           Michael J. Welch
                           Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)