Form 10-K405
period 1997-12-31
EQUITY MARKETING INC
filed 1998-03-31
CIK 911151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ________________________ to _____________________

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

         Title of each Class          Name of each exchange on which registered
         None                         None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was $50,323,819.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                            Number of Shares
                                                             outstanding on
                                                             March 20, 1998
                                                            ----------------
         Common Stock, $0.001 par value.................       6,010,103

         Documents Incorporated by Reference: Certain portions of the Registrant's Proxy Statement relating to Registrant's annual meeting of stockholders scheduled to be held on May 27, 1998 are incorporated by reference into Part III of this Form 10-K.

                             EQUITY MARKETING, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1997

                               ITEMS IN FORM 10-K

                                                                                   Page
                                                                                   ----
Part I

         Item 1.  Business                                                           3
         Item 2.  Properties                                                         6
         Item 3.  Legal Proceedings                                                  6
         Item 4.  Submission of Matters to a Vote of Security Holders                6
Part II

         Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                                7
         Item 6.  Selected Financial Data                                            8
         Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          9
         Item 8.  Financial Statements and Supplementary Data                       13
         Item 9.  Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                          13

Part III

         Item 10. Directors and Executive Officers of the Registrant                14
         Item 11. Executive Compensation                                            15
         Item 12. Security Ownership of Certain Beneficial Owners and Management    15
         Item 13. Certain Relationships and Related Transactions                    15
Part IV

         Item 14. Exhibits, Financial Statements and Reports on Form 8-K            16

FORWARD-LOOKING STATEMENTS

         Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Equity Marketing, Inc. (the "Company") wishes to caution readers that forward-looking statements are based on assumptions which may or may not prove accurate and accordingly are necessarily speculative. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors."

                                     PART I

ITEM 1. BUSINESS

                                ($000's omitted)

GENERAL

         Equity Marketing, Inc. ("Equity Marketing" or the "Company") designs, develops, produces, markets and distributes a wide variety of toy, gift and other products generally based upon characters from popular entertainment properties licensed primarily by television and motion picture studios. The Company's products include character figurines, action vehicles, plush toys, dolls, play sets, beverage containers, fashion accessories and other figural items. Equity Marketing sells its products domestically and internationally to quick service restaurant chains, oil and gas companies, mass market and specialty market retailers, international toy, candy and gift distributors, and other consumer products companies. Products of the promotions division of the Company, Equity Promotions ("Promotions"), are utilized primarily in promotional campaigns implemented by quick service restaurant and consumer products customers, which include Burger King Corporation ("Burger King") and Shell Oil Company ("Shell"), as well as international consumer product companies such as Kellogg's De Mexico, S.A. de C.V., Duracell S.A. de C.V. and Coca-Cola Mexicana S.A. de C.V. Equity Toys ("Toys"), the toy division of the Company, designs and produces toys and other consumer products based upon licensed characters for sale to major mass market and specialty market retailers such as Toys "R" Us, Inc. ("Toys "R" Us"), Walmart Stores, Inc. ("Walmart"), Target Stores, Inc. ("Target"), Blockbuster Entertainment Group ("Blockbuster"), and to various international distributors worldwide.

         The Company's products are typically based upon characters from entertainment properties licensed by television and motion picture studios and others. Licenses for characters upon which Promotions' products are based are generally obtained directly by the Company's customers from licensors, including The Walt Disney Company ("Disney"), Warner Bros. Inc. ("Warner Bros."), Universal Studios ("Universal"), Nickelodeon a division of MTV Networks, a division of Viacom, DreamWorks, Sony Pictures Entertainment ("Sony"), and Twentieth Century Fox ("Fox"). Such licenses are typically specific to the promotional campaign implemented by the Company's customers and generally do not extend beyond the end of the promotional campaign. In contrast, Equity
Toys generally obtains licenses directly from licensors. These licenses generally grant the Company rights to design, manufacture and distribute certain specific items or types of items in specific United States and/or international markets for defined terms, typically one to three years.

         The licensed properties from which the Company has developed or is developing products include Babe: Pig in the City, The Lost World: Jurassic
Park: Anastasia, Godzilla, The Crayon Box, Small Soldiers, Rugrats The Movie, Mulan, A Bugs Life, Hercules, Toy Story, The Lion King, Aladdin, Beauty and the Beast, Looney Tunes, The Land Before Time, Wishbone, and The Simpsons. The above named properties are trademarks of their respective proprietors.

         The Company believes its principal competitive advantage is its creative interpretation of popular licensed characters and its ability to translate these creative concepts quickly into high quality products with high-perceived value. These products are then sold through a broad range of promotional and retail distribution channels worldwide.

         The Company is seeking to acquire other companies and is also investing in its sales force and infrastructure to target new markets through internal growth. No assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating such transactions.

EQUITY PROMOTIONS

         The Company's largest current market is promotional products used as free premiums or sold in conjunction with the purchase of meals at quick service restaurants, primarily Burger King. The Company also produces products for use in promotional programs run by its consumer products and oil and gas company customers. Premium-based promotions are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which many of the promotional products are based. The use of promotional products based upon entertainment properties allows promotion sponsors to draw upon the popular identity developed by the licensed characters through exposure in various media such as television programs, motion pictures and publishing. Promotions are designed to benefit sponsors by generating consumer loyalty, building market share and enhancing the sponsors' images as providers of value-added products and services. In addition, motion picture and television studio licensors often incorporate such promotions into their own marketing plans because of the substantial advertising expenditures made by sponsors of promotions and because the broad exposure of the licensed property to consumers in the sponsors' restaurants and other retail outlets supplements the marketing of motion pictures and television programs by the studios.

         Promotions' principal strategy is to continue to diversify its promotions customer base outside of quick service restaurants and to continue to expand its relationship with Burger King. The Company is seeking to establish new channels of distribution in both domestic and international markets for the Company's promotional products. These new channels include automobile service stations, packaged foods companies, hotels and convenience stores. In connection with these strategic goals, in September 1996, the Company acquired EPI Group Limited ("EPI"), a designer, developer, producer and distributor of promotional and other products for sale to oil and gas companies (primarily Shell), consumer products companies and retailers. See Note 2 of the accompanying Notes to Consolidated Financial Statements. In 1996 the Company was appointed as a Premiums Agency of Record for Burger King. This appointment has allowed the Company to expand upon its historical focus on children's premiums and be considered for the full spectrum of Burger King's domestic and international promotional activities. In connection with the Agency of Record appointment, the Company has agreed to produce promotional products for Burger King exclusively within the domestic and international quick service restaurant markets for the duration of the Agency of Record agreement and for a six month period thereafter. In February 1998, the Company was named Agency of Record for Shell Oil Products Company's motorsports program. In connection with the Agency of Record appointment, the Company will handle promotions, merchandising and marketing for Shell's NASCAR, NHRA and CART sponsorship programs. The Company entered into strategic relationships with several movie studios to produce promotional items for a number of major event movies scheduled for release in 1998. These preferred premiums supplier agreements covering many key family oriented movies scheduled for release in 1998, include Disney's Mulan and A Bug's Life, DreamWorks SKG's Small Soldiers, Universal Studios'
Babe: Pig in the City and Columbia/Tri-Star's Godzilla.

         Promotions performs a wide range of creative design, product development and production services for its customers. The Company assists customers with promotional concept development; provides an initial evaluation of entertainment properties for which licenses are available; advises customers as to which licenses are consistent with their marketing objectives and sometimes assists customers in procuring such licenses. The Company also proposes specific product-based promotions based on the properties secured by its customers; develops promotional product concepts and designs utilizing the property; provides the product development and engineering necessary to translate the entertainment property, which often consists of two-dimensional artwork, into finished products; obtains or coordinates licensor approval of the product designs, prototypes and finished products; contracts for and supervises the manufacture of the products; arranges for safety testing to customer and regulatory specifications by an independent testing laboratory; and arranges insurance, customs clearance and, in most instances, the shipping of finished products to the customer. The Company also provides creative services as needed to customers for packaging and point-of-sale advertising. In some cases, customers obtain license rights or develop promotions concepts independently and engage the Company only to design and produce specific products. In other cases, the Company provides the full range of its services.

         The Company's international promotions include unique products tailored to local markets and the use of products from promotions originally run in the United States. American entertainment properties are generally released in other countries subsequent to the date of their release in the United States. Because the Company has already made its investment in the creative development of product concepts based upon such entertainment properties by the time of their domestic release, it often has completed both creative, and in some instances, production work in advance of their foreign release. The Company pursues promotions opportunities worldwide. In 1997, the Company sold promotional products internationally in the United Kingdom, Germany, Spain, Australia, Philippines, South Africa, Mexico and throughout Latin America. The Company's current plan is to expand its Promotions business in Europe and Asia.

         Promotions revenues for the years ended December 31, 1995, 1996 and 1997 were $73,233, $92,812 and $116,022 or 87.2%, 83.1% and 79.2% of the
Company's revenues, respectively. A single promotions customer, Burger King, accounted for 67.9%, 69.5% and 67.3% of the Company's total revenues for the years ended December 31, 1995, 1996 and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors."

EQUITY TOYS

         Equity Toys designs and manufactures toys and other consumer products for sale to major mass market retailers such as Toys "R" Us, Walmart and Target, specialty market retailers such as Store of Knowledge, Zany Brainy and Blockbuster and to various international distributors worldwide. These products incorporate licenses the Company has obtained from entertainment companies such as Warner Bros. and Universal. In some cases, the products are based on the same licensed properties that are used in the Company's promotions business.

         Since June 1994, the Company has held an exclusive design and manufacturing license to produce plush toys, figurines and bendables for Warner Bros. Looney Tunes characters for substantially all markets outside the United States and Canada through the end of 1997, becoming non-exclusive through the end of 1998. In October 1997, the Company elected not to pursue renewal of this license. In 1995, the Company obtained the United States mass market license to design, manufacture and distribute toys through 1998 for Big Feats Entertainment's "Wishbone", a live action children's television program broadcast on the Public Broadcasting System. In 1996, the Company obtained a mass market license to design, manufacture and distribute toys through 1998, associated with Universal's "The Land Before Time" animated home video series. In September 1997, the Company obtained a three-year worldwide license with Universal to design, manufacture, market and distribute toys for Babe: Pig in the City. In October 1997, the Company obtained a worldwide, excluding Japan, license with Sony Signatures to design and sell toys in connection with the TriStar Pictures' monster epic Godzilla, through December 31, 2000. In January 1998, the Company obtained an exclusive three-year licensing agreement for the United States and Canada with joint owners Polygram Video and Random House Children's Publishing to design, manufacture and distribute toys for the popular syndicated children's television show, The Crayon Box.

         Equity Toys' principal strategy is to secure licenses that are likely to produce revenue for several years, thus increasing the predictability of the Company's revenues. Toys supplements these licenses with selected event related licenses as well as its own original concepts. The Company intends to implement this strategy through both internal growth and acquisitions. No assurance can be given that the Company will be successful in obtaining or renewing licenses under satisfactory terms or that the Company will find suitable acquisition candidates.

         Equity Toys revenues were $10,782, $18,935 and $30,486, or 12.8%, 16.9%
and 20.8% of the Company's total revenues, for the years ended December 31, 1995, 1996 and 1997, respectively.

BACKLOG

         Order backlog at December 31, 1996 and 1997 was approximately $35,201 and $41,264, respectively. The Company expects the 1997 order backlog to be filled by December 31, 1998.

MANUFACTURING

         The Company's products are manufactured according to Company and customer specifications by unaffiliated contract manufacturers. Equity Marketing Hong Kong, Ltd., a wholly owned subsidiary of the Company, manages production of the Company's products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation. The Company believes that the presence of a dedicated staff in Hong Kong results in lower net costs, increased ability to respond rapidly to customer orders and maintenance of more effective quality control standards. Products manufactured in the Far East represented approximately 95 percent of the Company's 1997 production. The Company's products are also manufactured by third parties in the United States. Equity Marketing generally retains, for itself or on behalf of its customers, ownership of the molds and tooling required for the manufacture of its products. The Company is not a party to any long term contractual arrangements with any manufacturer.

TRADEMARKS AND COPYRIGHTS

         The Company does not own trademarks or copyrights on properties on which any of its current products are based. These rights are typically owned or controlled by the creator of the property or by the entity which develops or promotes a property, such as a motion picture or television producer. Equity Marketing is the co-owner of the trademarks and copyrights associated with two original entertainment concepts, Five Aliens with Big Heads and Little Monsters.

COMPETITION

         The domestic and international promotions and toy businesses are highly competitive. In its core domestic promotions business, Equity Marketing competes with several other companies, the most significant of which is Alcone Marketing Group, a subsidiary of the Omnicom Group, Inc. Other competitors in promotions include Promotional Partners International and Simon Marketing, Inc., a division of Cyrk, Inc. Competition in the international promotions industry includes local companies in each market and a small number of emerging international promotions companies. The Company expects that in 1998, the principal competitors to the Company's Toy business will be smaller toy companies like Play By Play Toy & Novelties, Inc., Toy Biz, Inc. and Yes! Entertainment. However, the toy industry includes major toy and game manufacturers such as Hasbro, Inc. and Mattel, Inc. that compete in the same product categories as Equity Toys. The Company believes the principal competitive factors affecting its business are creative execution, license selection, price, product quality and speed of production. The Company believes its competitive advantage is its creative interpretation of popular licensed characters and its ability to translate these creative concepts quickly into high quality products with high perceived value. The Company's toy competitors include companies which have far more extensive sales and development staffs and significantly greater financial resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

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

EMPLOYEES

         As of December 31, 1997, Equity Marketing employed 157 individuals, including 40 individuals employed by and located at Equity Marketing Hong Kong, Ltd. In addition, the Company utilizes on, an ongoing basis, the services of freelance artists and other temporary staff. Equity Marketing believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES

         Equity Marketing's corporate offices and studio facilities occupy approximately 28,000 square feet of leased space in Beverly Hills, California. The lease expires October 31, 2005. Equity Marketing Hong Kong, Ltd. occupies approximately 6,000 square feet of leased space in Hong Kong, under a lease which expires November 30, 1999.

ITEM 3. LEGAL PROCEEDINGS

         In 1994 a complaint was filed by an individual who claimed he was entitled to compensation as a result of his having introduced the Company to Josephthal Lyon & Ross Incorporated, the representative of the underwriters for the Company's initial public offering ("the Offering"). The complainant sought a "finders fee" of "not less than 4% of the cash and 150 basis points in stock warrants based upon the stock sold in the Offering." Josephthal Lyon & Ross Incorporated is defending the action on behalf of the Company and has agreed to indemnify the Company and each of its officers and directors from and against any and all damages resulting from a final non-appealable judgment against the Company in such litigation. In March 1998, a judgement was obtained in favor of the plaintiff for approximately $74, plus interest thereon from May 2, 1994. The judgement is subject to appeal by the plaintiff.

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

       None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol EMAK.

         As of March 20, 1998, there were approximately 1,071 holders of record of the Company's Common Stock.

         The Company currently has no plans to pay dividends on its Common Stock. The Company intends to retain all earnings for use in its business. Under the Company's current credit facility, the Company cannot pay dividends in excess of $1,000 in any twelve-month period without the prior consent of the lenders. See Note 4 of the accompanying Notes to Consolidated Financial Statements.

The following table sets forth the high and low sales prices on the Nasdaq National Market for the calendar periods indicated:

                                         PRICE RANGE OF COMMON STOCK
                             -------------------------------------------------
                                     1996                          1997
                             -----------------------       -------------------
                              HIGH            LOW           HIGH          LOW
First Quarter                14 5/8           11 3/8       21 1/4       16 1/4
Second Quarter               17 1/8           12 1/8       26 1/2       16 1/4
Third Quarter                22 3/4           13           30 3/4       23 1/4
Fourth Quarter               25 3/4           17 1/2       30 1/2       23 3/8

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents certain selected consolidated financial and operating data for the Company as of and for each of the years in the five-year period ended December 31, 1997. The selected consolidated financial and operating data in the tables should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

YEAR ENDED DECEMBER 31,                     1993          1994         1995         1996         1997
-----------------------                 -----------    ----------   ----------   ----------   ----------
                                                  (in thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF INCOME AND PER SHARE DATA:

Revenues                                $    44,423    $   61,776   $   84,015   $  111,747   $  146,508
Cost of sales                                33,972        47,721       65,096       83,598      110,508
                                        -----------    ----------   ----------   ----------   ----------
         Gross profit                        10,451        14,055       18,919       28,149       36,000
                                        -----------    ----------   ----------   ----------   ----------

Operating expenses:
         Salaries, wages and benefits         3,383         5,072        6,678        9,998       11,993
         Selling, general and
           administrative                     2,671         3,816        5,289        6,736        8,882
         Relocation expense                    --             882         --           --           --
                                        -----------    ----------   ----------   ----------   ----------
         Total operating expenses             6,054         9,770       11,967       16,734       20,875
                                        -----------    ----------   ----------   ----------   ----------
         Income from operations               4,397         4,285        6,952       11,415       15,125
Other (expense) income, net                     (35)          112          449          259          522
                                        -----------    ----------   ----------   ----------   ----------
         Income before provision for
           income taxes                       4,362         4,397        7,401       11,674       15,647
Provision for income taxes                      499         1,847        2,812        4,231        6,024
                                        -----------    ----------   ----------   ----------   ----------

         Net income                     $     3,863    $    2,550   $    4,589   $    7,443   $    9,623
                                        ===========    ==========   ==========   ==========   ==========
Pro forma income data (unaudited):
         Pro forma net income(1)        $     2,399
                                        ===========    ==========   ==========   ==========   ==========
         Pro forma net income/basic
           income per share(1)          $      0.65    $     0.48   $     0.83   $     1.33   $     1.63
                                        ===========    ==========   ==========   ==========   ==========
Basic weighted average shares
  outstanding                             3,700,000     5,292,074    5,527,429    5,598,268    5,913,313
                                        ===========    ==========   ==========   ==========   ==========
         Pro forma net income/diluted
           income per share(1)          $      0.61    $     0.47   $     0.80   $     1.26   $     1.55
                                        ===========    ==========   ==========   ==========   ==========
Diluted weighted average shares
  outstanding                             3,921,834     5,462,425    5,728,549    5,891,357    6,216,794
                                        ===========    ==========   ==========   ==========   ==========


AS OF DECEMBER 31,                 1993      1994      1995      1996      1997
------------------               -------   -------   -------   -------   -------
                                                  (in thousands)
CONSOLIDATED BALANCE SHEET DATA:

Working capital                  $ 2,086   $ 9,535   $12,446   $17,952   $29,064
Total assets                      12,205    25,732    26,262    37,193    57,153
Long term debt                     1,296      --        --        --        --
Stockholders' equity             $ 2,039   $10,573   $14,882   $25,033   $36,140

(1) Prior to the Company's initial public offering in 1994, the Company elected to be treated as an "S" Corporation for Federal, State and Local income tax purposes where such treatment was available. The pro-forma net income data for 1993 reflects provisions for (i) federal income taxes and (ii) state and local income taxes, in each case as if the Company had filed consolidated federal, state and local tax returns as a "C" Corporation throughout the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the Company's operating expenses as a percentage of its total revenues:

YEAR ENDED DECEMBER 31,                       1995          1996         1997
                                             -----         -----        -----
Revenues                                     100.0%        100.0%       100.0%
Cost of sales                                 77.5%         74.8%        75.4%
                                             -----         -----        -----
        Gross profit                          22.5%         25.2%        24.6%
                                             -----         -----        -----

Operating expenses:
  Salaries, wages and benefits                 7.9%          9.0%         8.2%
  Selling, general and administrative          6.3%          6.0%         6.1%
                                             -----         -----        -----
Total operating expenses                      14.2%         15.0%        14.3%
                                             -----         -----        -----
  Income from operations                       8.3%         10.2%        10.3%
Other income, net                               .5%           .2%          .4%
                                             -----         -----        -----
  Income before provision for
    income taxes                               8.8%         10.4%        10.7%
Provision  for income taxes                    3.3%          3.8%         4.1%
                                             -----         -----        -----
Net income                                     5.5%          6.6%         6.6%
                                             =====         =====        =====

Year ended December 31, 1997 compared to year ended December 31, 1996

         Revenues in 1997 increased $34,761 or 31.1% to $146,508 from $111,747 in 1996. This increase was the result of increased revenues for both Promotions and Toys. Promotions' revenues increased $23,210 or 25.0% to $116,022 due to large promotions associated with Universal's The Lost World: Jurassic Park and its home video feature The Land Before Time and Fox's Anastasia and due to increases in the number of both domestic and international promotions programs sold in 1997. Revenues for the Toys division increased $11,551 or 61.0% to $30,486 from $18,935 due to sales associated with Universal's The Lost World:
Jurassic Park and The Land Before Time, increases in sales under the Company's Warner Bros. international Looney Tunes license to design and manufacture products for sale to various international distributors and sales of products based on the PBS television property, Wishbone.

         Cost of sales increased $26,910 or 32.2% to $110,508 in 1997 (75.4% of revenues) from $83,598 (74.8% of revenues) in 1996. This increase was due to higher sales volume in 1997. Gross profit as a percentage of revenues decreased slightly in 1997 from 1996 due primarily to the sales mix, a greater percentage of Toys revenues offset by higher volume, lower margin Promotions sales due to competitive pressures in 1997.

         Operating expenses increased $4,141 or 24.7% to $20,875 (14.3% of revenues) in 1997 from $16,734 (15.0% of revenues) in 1996. The increase in operating expenses in 1997 is attributable to the addition of approximately 23 employees plus the full year effect of the 26 employees added in 1996, which increased salaries, wages and benefits by $1,995. In addition, 1997 operating expenses increased due to (i) higher sales commissions associated with the growth in the Toys revenues in 1997, (ii) increased telephone, postage, supplies and occupancy costs associated with the increased number of employees and (iii) increased travel costs associated with the Company's more aggressive sales efforts in 1997.

         Income from operations increased $3,710 or 32.5% to $15,125 in 1997 (10.3% of revenues) from $11,415 in 1996 (10.2% of revenues). This increase is attributable to higher revenues, partially offset by higher operating costs in 1997.

         The effective tax rate in 1997 was 38.5% compared to the effective tax rate of 36.2% in 1996. The increase in the effective tax rate in 1997 was due primarily to amoritization of goodwill related to the EPI, and increase in the Federal tax rate applicable to the Company's pre-tax income in excess of $10,000 and due to lower tax-free municiple bond interest income in 1997.

         Net income increased $2,180 or 29.3% to $9,623 (6.6% of revenues) in 1997 from $7,443 (6.6% of revenues) in 1996 primarily due to the increases in revenues and gross profit partially offset by increases in operating expenses and an increase in the effective tax rate in 1997.

Year ended December 31, 1996 compared to year ended December 31, 1995

         Revenues for 1996 increased $27,732 or 33.0% to $111,747 from $84,015 in 1995. This increase was the result of increases in both the Promotions and Toys divisions of the Company. Promotions revenues increased $19,579 to $92,812 due to an increase in Burger King revenues primarily as a result of volume associated with promotions tied to the release of Disney's The Hunchback of Notre Dame, and the home video releases of Disney's Pocahontas, Toy Story and Oliver & Company, and by increases in sales to other domestic promotions customers primarily as a result of the acquisition of EPI partially offset by a decrease in international promotions revenues primarily due to the weak
Mexican peso in relation to the United States dollar. Revenues for the Toys division increased $8,153 to $18,935 due to higher sales of Looney Tunes products to international distributors under the Company's Warner Bros. International Looney Tunes license and sales of toys based on the Company's domestic licenses including Wishbone, Izzy, the 1996 Olympic mascot for the games in Atlanta, GA.

         Cost of sales increased $18,502 or 28.4% to $83,598 in 1996 (74.8% of revenues) from $65,096 (77.5% of revenues) in 1995. This increase was due to higher sales volume in 1996. Gross profit as a percentage of revenues increased in 1996 over 1995 due primarily to the higher volume of higher margin Toys revenues in 1996.

         Operating expenses increased $4,767 or 39.8% to $16,734 (15.0% of revenues) in 1996 from $11,967 (14.2% of revenues) in 1995. The increase in operating expenses in 1996 was attributable to the addition of approximately 26 employees, and the full year effect of the 18 employees added in 1995, which increased salaries, wages and benefits by $3,320. In addition, 1996 operating expenses increased due to greater development expenses related to the Company's expanded Toys product lines and increased occupancy costs and depreciation expense related to the full year effect of the Company's new corporate headquarters in Beverly Hills which the Company occupied in October 1995.

         Income from operations increased $4,463 or 64.2% to $11,415 in 1996 (10.2% of revenues) from $6,952 (8.3% of revenues) in 1995. This increase was attributable to higher gross margin during 1996 partially offset by increases in operating expenses.

         The effective tax rate in 1996 was 36.2% compared to the effective tax rate of 38.0% in 1995. The decrease in the effective tax rate in 1996 is due to differences in the locations to which products where shipped in 1996.

         Net income increased $2,854 or 62.2% to $7,443 (6.6% of revenues) in 1996 from $4,589 (5.5% of revenues) in 1995 primarily due to increases in sales and gross profit offset by increases in operating expenses.

FINANCIAL CONDITION AND LIQUIDITY

         As of December 31, 1997, the Company's investment in accounts receivable increased $14,726 from the balance at December 31, 1996. This increase was attributable to fourth quarter programs shipping late in the fourth quarter of 1997. As of March 20, 1998, substantially all of the receivables related to fourth quarter 1997 shipments had been collected. At December 31, 1997, inventory increased approximately $3,943 over the balance at December 31, 1996, primarily as a result of production-in-process related to Toys and Promotions programs which were scheduled to ship in the first and second quarters of 1998 and an increase in finished goods inventories held for sale to the Company's Toys customers.

         At December 31, 1997, accounts payable increased $9,676 from the prior year. This increase was primarily attributable to accounts payable to vendors associated with the manufacturing of fourth quarter shipments made late in 1997.

         At December 31, 1997, working capital was $29,064 as compared to $17,952 at December 31, 1996. The increase in working capital was primarily due to the Company's increased investment in accounts receivable and inventory, partially offset by the increase in accounts payable, as discussed above.

         The Company has commitments for guaranteed royalty and advertising payments of $782 for the year ended December 31, 1998. See Note 9 of the accompanying Notes to Consolidated Financial Statements. The Company had no material commitments for capital expenditures at December 31, 1997.

CREDIT FACILITIES

         The Company maintains a credit agreement with two commercial banks which makes available to the Company, through April 1998, a line of credit of up to $25 million. The credit facility is secured by substantially all of the Company's assets. As of December 31, 1997, there were no amounts outstanding under this credit agreement. Subsequent to December 31, 1997, the line of credit was extended through June 30, 2000. See Note 4 of the accompanying Notes to Consolidated Financial Statements.

INFLATION

         The effect of inflation on the Company's operations during 1997 was insignificant. The Company will continue its policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

YEAR 2000

         In 1997, the Company began several information system improvement initiatives that will require increased expenditures in future years. These initiatives include the implementation of computer systems that are year 2000 compliant. The Company also is communicating with suppliers, distributors, financial institutions and others with which it does business to coordinate year 2000 requirements. These ongoing initiatives are not anticipated to be material to the Company's results of operations, liquidity or its capital resources.

CAUTIONARY STATEMENTS AND RISK FACTORS

         Certain factors associated with the Company's forward-looking statements, which could cause actual results to differ materially from those forecast in the statements appearing below. In addition to the other information in this document, readers should carefully consider the following cautionary statements and risk factors:

Dependence on and Relationship with Key Customer

         A single customer, Burger King, accounted for 67.9%, 69.5% and 67.3% of the Company's revenues for the years ended December 31, 1995, 1996 and 1997, respectively. Burger King has no contractual commitment to continue to do business with the Company, and there can be no assurance that it will do so in the future. The termination or a significant reduction by Burger King of its business with the Company would have a material adverse effect upon the Company. The Company's dependence on Burger King is expected to continue in the foreseeable future. See "Business -- Equity Promotions" and Note 10 of Notes to Consolidated Financial Statements.

Variability of Operating Results

         The Company has experienced, and expects to continue to experience, significant quarter-to-quarter variability in its revenues and net income. This is due in part to the seasonality of the licensed property promotions business, which tends to include larger promotions in the summer and during the winter holiday season. In addition, there are year-to-year variations in major movie and television release schedules which influence the promotional schedules of the Company's customers, as well as the particular promotions for which the Company is retained. Furthermore, the licensed property promotions business is primarily based upon motion picture or television characters which may only be popular for short periods of time or not at all. There may not be comparable popular characters or similar promotional campaigns in subsequent financial reporting periods. In seeking diversification of Promotions' clients and distribution channels, as well as through possible acquisitions like that of EPI in 1996 and the growth of the Toy division, the Company's goal is to reduce the potential variability of its quarterly results in the coming years.

Success of Products Dependent on Popularity of Licensed Materials

         Many of the Company's promotional products and toys are based on entertainment properties, such as characters from current motion pictures or television programs. The success of these promotional products and toys is dependent, to a large extent, on the popularity of the entertainment properties on which they are based. Each motion picture and television program is an individual artistic work and its commercial success is dependent on consumer preferences, which are inherently unpredictable. Often the Company expends substantial resources in obtaining licenses and developing and manufacturing products prior to a release of the motion picture or television program upon which the products are based. This is especially true with respect to the Company's promotional products, where the Company's customers, such as quick service restaurants, require delivery schedules that coincide with the release of the underlying entertainment properties. The Company's results of operations may be adversely effected if the entertainment properties upon which the Company's products are based (as a result of incorrectly predicting consumer preferences or for any other reason) turn out to be less popular than the Company anticipates. Also, delays in the release of motion pictures or television programs could result in delays or cancellations of the Company's promotions. See "Business."

Need For Continual New Product Development; Reliance on Limited Number of Product Orders

         A substantial portion of the Company's revenues during any given year has historically been derived from a relatively limited number of promotional programs by its fast-food customers, which promotions are in effect for only a limited period of time and generally are not repeated. Thus, the Company must continually develop and sell new products for utilization in new promotional programs. See "Business -- Equity Promotions." As a result of changing consumer preferences, many toys are successfully marketed for only one or two years. Accordingly, the success of the Company's toy business is dependent in large part on its ability to develop and market new products associated with new entertainment properties. There can be no assurance that any new retail product line will be successful. See "Business -- Equity Toys." The cancellation or premature termination of one or more retail product lines or promotional programs, because of the Company's inability to renew or extend licenses (which typically have terms of less than three years) on favorable terms or otherwise, or a significant change in promotional practices within the fast-food restaurant industry, could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company or its customers will be able to secure licenses for additional entertainment properties on which to base its promotional and retail products or that, if secured, such licenses will result in successful products. See "--Success of Products Dependent on Popularity of Licensed Materials." The Company's toy competitors include companies which have far more extensive sales and development staffs and significantly greater financial resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

Reliance on Foreign Manufacturers

         During 1997, approximately 95% of the Company's products were manufactured at facilities located in the Far East. Foreign manufacturing is subject to a number of risks, including, without limitations, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. In 1997, approximately 86 percent of the Company's products were manufactured for the Company in China. China currently enjoys Most Favored Nation trading status with the United States. Under the Trade Act of 1974, the President of the United States is authorized, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for Most Favored Nation treatment. The President has waived these provisions each year since 1979. The most recent waiver was granted on May 29, 1997, and extended China's most favored nation status until July 3, 1998. No assurance can be given that China will continue to enjoy Most Favored Nation status in the future. In addition, over the last several years, the United States has threatened to impose trade sanctions on Chinese products over such issues as human rights, market access, and protection of United States intellectual property rights. Any legislation or administrative action by the United States government that revokes or places further conditions on China's Most Favored Nation status, or otherwise limits imports of Chinese products into the United States could, if enacted, have a material adverse effect on the demand for the Company's products because products originating from China could be subjected to substantially higher rates of duty. The Company believes that any such adverse effect would generally be applicable to all producers of toys. The Company believes alternative manufacturers are available in other countries and continues to evaluate their ability to compete in terms of cost, quality, production capacity and other considerations. In this regard, the Company has manufactured products in the Philippines, Indonesia, Thailand and Macau for delivery in Mexico and Europe and continues to explore other low cost production sources. The Company believes that the raw materials from which its products are made are widely available from multiple sources.

Expansion of Business

         The Company's business strategy provides for further diversification of the Company's core domestic promotions business into international markets, the further development of the Company's global retail business and expansion into related product categories. In order to implement this plan, the Company may finance product production and assume the related risk of temporarily maintaining inventory. There can be no assurance that the expansion of the Company's business will be successfully implemented.

         The Company is seeking to acquire other companies and is also investing in its sales force and infrastructure to target new markets through internal growth. No assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating and integrating such transactions. Significant growth in the Company's business or potential acquisitions may acquire additional financing. It is anticipated that such financing would be obtained, depending upon availability and market conditions, through bank financing, the issuance of additional equity or debt or a combination of these sources. However, there can be no assurance that sufficient funding will be available at terms considered favorable by the Company.

Potential for Product Liability Claims

         Products that have been or may be developed or sold by the Company may expose the Company to potential liability from claims by end-users of such products. Although none of the Company's products have ever been the subject of a safety or quality recall, the nature of the Company's business exposes it regularly to the possibility of liability from claims by end-users of products that have been or may be developed, licensed and sold by the Company and to the possibility that its products may be subject to a recall. The Company currently maintains product liability insurance coverage in amounts that it believes are adequate. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims or for a product recall. See "Legal Proceedings."

Control by Present Shareholders

         Donald A. Kurz and Stephen P. Robeck, who are directors and Co-Chief Executive Officers of the Company, beneficially own approximately 25% and 23%, respectively, of the outstanding Common Stock of the Company and together will be able to exert significant control over the policies and operations of the Company.

Possible Adverse Impact of Issuance of Preferred Stock

         The Board of Directors of the Company has authority to issue up to 1,000,000 shares of Preferred Stock, and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The potential issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of, the holders of Common Stock. The Company currently has no plans to issue shares of Preferred Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements referred to in the accompanying Index setting forth the consolidated financial statements of the Company, together with the report of Arthur Andersen LLP dated February 23, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information with respect to the executive officers and directors of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.

NAME                        AGE                         POSITION
----                        ---                         --------
Stephen P. Robeck            49      Chairman, Co-Chief Executive Officer and Director
Donald A. Kurz               42      President, Co-Chief Executive Officer and Director
Albert Ovadia                47      Executive Vice President - Worldwide Promotions
Kim H. Thomsen               45      Executive Vice President - Creative Director
Gary L. Trumbo               49      Executive Vice President - Equity Toys
Michael J. Welch             45      Executive Vice President, Chief Financial Officer and Treasurer
David A. Valdez              39      Senior Vice President - Operations
Mark E. Lewis                36      Senior Vice President - Business Affairs and Administration
Lawrence Elins               50      Director
Merrill M. Kraines           42      Director and Secretary
Bruce Raben                  44      Director

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

         ALBERT OVADIA joined the Company in August 1996. From 1995 to 1996, Mr. Ovadia was President of News America FSI. From 1988 to 1995, he was the President of 20th Century Fox Licensing and Merchandising. Mr. Ovadia received his B.A. degree from the University of Washington in Seattle.

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

         DAVID A. VALDEZ joined the Company in July 1995 as Vice President, Operations and was promoted to Senior Vice President, Operations in 1996. Prior to joining the Company, Mr. Valdez was a management consultant, first with Mercer Management Consulting from 1983 through 1991, as an independent consultant from 1991 through 1993, and with Towers Perrin General Management Consulting from 1993 to 1995. Mr. Valdez received his B.S. degree from the Wharton School at the University of Pennsylvania and his MBA degree from the Harvard Business School.

         MICHAEL J. WELCH joined the Company in January 1997. From 1989 to 1997, Mr. Welch was employed by Mattel, Inc. in various positions including Vice President, Corporate Development and Assistant Treasurer. Previously, he held various key financial positions at Security Pacific National Bank including Senior Vice President, Strategic Projects Division, and First Vice President, International Banking and Investments. Mr. Welch received his B.S. and his MBA from the University of Southern California.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information relating to this item appears under the captions "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD", "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE REPORT" in the Company's Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to this item appears under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to this item appears under the captions "EXECUTIVE COMPENSATION", "CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION" in the Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders, which are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (A).  List of documents filed as part of this Report.

         Financial Statements:

                             EQUITY MARKETING, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Independent Public Accountants......................................................     17

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance Sheets as of December 31, 1996 and 1997............................................     18

   Statements of Income for the Years Ended December 31, 1995, 1996 and 1997..................     19

   Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996 and 1997....     20

   Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997..............     21

   Notes to Consolidated Financial Statements.................................................     22


Note: All supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.


         (B). Reports on Form 8-K


          Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1997 (Item 5).

          Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 1998 (Item 5).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Equity Marketing, Inc.:

         We have audited the accompanying consolidated balance sheets of Equity Marketing, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equity Marketing, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                               /s/ ARTHUR ANDERSEN LLP
                               -----------------------
                               ARTHUR ANDERSEN LLP

Los Angeles, California
February 23, 1998

                             EQUITY MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                DECEMBER 31,
                                                                            --------------------
ASSETS                                                                        1996        1997
                                                                            --------    --------
CURRENT ASSETS:
        Cash and cash equivalents                                           $  8,502    $  8,935
        Accounts receivable (net of allowances for doubtful accounts of
            $555 and $600 as of December 31, 1996 and 1997, respectively)     13,092      27,773
        Inventory                                                              4,715       8,658
        Prepaid expenses and other current assets                              2,797       3,749
                                                                            --------    --------
                Total current assets                                          29,106      49,115
FIXED ASSETS, net                                                              2,285       2,550
INTANGIBLE ASSETS, net                                                         5,124       5,079
OTHER ASSETS                                                                     678         409
                                                                            --------    --------
                Total assets                                                $ 37,193    $ 57,153
                                                                            ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                    $  4,884    $ 14,560
        Accrued payroll and payroll related costs                              2,272         769
        Accrued liabilities                                                    3,998       4,722
                                                                            --------    --------
                Total current liabilities                                     11,154      20,051

LONG-TERM LIABILITIES                                                          1,006         962
                                                                            --------    --------
                Total liabilities                                             12,160      21,013
                                                                            --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred stock, $.001 par value per share, 1,000,000 shares
            authorized, none issued or outstanding                              --          --
        Common stock, par value $.001 per share, 20,000,000
            shares authorized, 5,832,087 and 6,010,103 shares
            outstanding as of December 31, 1996 and
            1997, respectively                                                  --          --
        Additional paid-in capital                                            11,297      13,371
        Retained earnings                                                     15,433      25,056
                                                                            --------    --------
                                                                              26,730      38,427
LESS--
        Treasury stock, 1,892,841 shares at cost as of
            December 31, 1996 and 1997                                        (1,279)     (1,279)
        Stock subscription receivable                                            (53)        (43)
        Unearned compensation                                                   (365)       (965)
                                                                            --------    --------
                Total stockholders' equity                                    25,033      36,140
                                                                            --------    --------
                Total liabilities and stockholders' equity                  $ 37,193    $ 57,153
                                                                            ========    ========


        The accompanying notes are an integral part of these consolidated balance sheets.

                             EQUITY MARKETING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                                     YEARS ENDED DECEMBER 31,
                                                               1995           1996           1997
                                                           -----------    -----------    -----------
REVENUES                                                   $    84,015    $   111,747    $   146,508
COST OF SALES                                                   65,096         83,598        110,508
                                                           -----------    -----------    -----------
                Gross profit                                    18,919         28,149         36,000

OPERATING EXPENSES:
        Salaries, wages and benefits                             6,678          9,998         11,993
        Selling, general and administrative                      5,289          6,736          8,882
                                                           -----------    -----------    -----------
                Total operating expenses                        11,967         16,734         20,875
                                                           -----------    -----------    -----------
                Income from operations                           6,952         11,415         15,125

OTHER (EXPENSE) INCOME:
        Interest expense                                           (36)           (94)           (89)
        Interest income                                            485            353            611
                                                           -----------    -----------    -----------
                Income before provision for income taxes         7,401         11,674         15,647

PROVISION FOR INCOME TAXES                                       2,812          4,231          6,024
                                                           -----------    -----------    -----------
    Net income                                             $     4,589    $     7,443    $     9,623
                                                           ===========    ===========    ===========

BASIC INCOME PER SHARE                                     $      0.83    $      1.33    $      1.63
                                                           ===========    ===========    ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                    5,527,429      5,598,268      5,913,313
                                                           ===========    ===========    ===========

DILUTED INCOME PER SHARE                                   $      0.80    $      1.26    $      1.55
                                                           ===========    ===========    ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                  5,728,549      5,891,357      6,216,794
                                                           ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated statements.

                             EQUITY MARKETING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                            ADDITIONAL                         STOCK
                                                         COMMON STOCK        PAID-IN    RETAINED  TREASURY  SUBSCRIPTION
                                                       SHARES      AMOUNT    CAPITAL    EARNINGS   STOCK     RECEIVABLE
                                                       ------      ------   ----------  --------  --------  ------------
Balance, December 31, 1994                            5,556,782    $  --     $ 8,163    $ 3,401   $  (917)     $(74)
        Net income                                         --         --        --        4,589      --         --
        Purchase of treasury stock                      (57,100)      --        --         --        (368)      --
        Exercise of stock options                        10,000       --          60       --        --         --
        Tax benefit from exercise of stock options         --         --          18       --        --         --
        Loan forgiveness                                   --         --        --         --        --          10
                                                      ---------    -----     -------    -------   -------      ----
Balance, December 31, 1995                            5,509,682       --       8,241      7,990    (1,285)      (64)
        Net income                                         --         --        --        7,443      --         --
        Issuance of shares pursuant to restricted
            stock plan                                   22,500       --         387       --        --         --
        Amortization of restricted stock grants            --         --        --         --        --         --
        Issuance of treasury stock to
            401(k) Tax Deferred Savings Plan             14,259       --         131       --           6       --
        Exercise of underwriters' warrants              110,646       --         887       --        --         --
        Exercise of stock options                       175,000       --         739       --        --         --
        Tax benefit from exercise of stock options         --         --         912       --        --         --
        Loan forgiveness                                   --         --        --         --        --          11
                                                      ---------    -----     -------    -------   -------      ----
Balance, December 31, 1996                            5,832,087       --      11,297     15,433    (1,279)      (53)
        Net income                                         --         --        --        9,623      --         --
        Issuance of shares pursuant to restricted
            stock plan                                   27,620       --         658       --        --         --
        Amortization of restricted stock grants            --         --        --         --        --         --
        Exercise of underwriters' warrants               61,968       --         467       --        --         --
        Exercise of stock options                        88,428       --         459       --        --         --
        Tax benefit from exercise of stock options         --         --         490       --        --         --
        Loan forgiveness                                   --         --        --         --        --          10
                                                      ---------    -----     -------    -------   -------      ----
Balance, December 31, 1997                            6,010,103       --     $13,371    $25,056   $(1,279)     $(43)
                                                      =========    =====     =======    =======   =======      ====


                                                          UNEARNED
                                                        COMPENSATION   TOTAL
                                                        ------------   -----
Balance, December 31, 1994                                  $--       $ 10,573
        Net income                                           --          4,589
        Purchase of treasury stock                           --           (368)
        Exercise of stock options                            --             60
        Tax benefit from exercise of stock options           --             18
        Loan forgiveness                                     --             10
                                                            -----     --------
Balance, December 31, 1995                                   --         14,882
        Net income                                           --          7,443
        Issuance of shares pursuant to restricted
            stock plan                                       (387)        --
        Amortization of restricted stock grants                22           22
        Issuance of treasury stock to
            401(k) Tax Deferred Savings Plan                 --            137
        Exercise of underwriters' warrants                   --            887
        Exercise of stock options                            --            739
        Tax benefit from exercise of stock options           --            912
        Loan forgiveness                                     --             11
                                                            -----     --------
Balance, December 31, 1996                                   (365)      25,033
        Net income                                           --          9,623
        Issuance of shares pursuant to restricted
            stock plan                                       (658)        --
        Amortization of restricted stock grants                58           58
        Exercise of underwriters' warrants                   --            467
        Exercise of stock options                            --            459
        Tax benefit from exercise of stock options           --            490
        Loan forgiveness                                     --             10
                                                            -----     --------
Balance, December 31, 1997                                  $(965)    $ 36,140
                                                            =====     ========


  The accompanying notes are an integral part of these consolidated statements.

                             EQUITY MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                               1995        1996        1997
                                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                           $  4,589    $  7,443    $  9,623
        Adjustments to reconcile net income to net cash provided
            by (used in) operating activities-
            Depreciation and amortization                                         643       1,079       1,247
            Provision for allowance for doubtful accounts                          60         361          92
            Tax benefit from exercise of stock options                             18         912         490
            Amortization of restricted stock                                     --            22          58
            Issuance of treasury stock to 401(k) Tax Deferred Savings Plan       --           137        --
            Other                                                                  10          11          17
        Changes in assets and liabilities-
        Increase (decrease) in cash and cash equivalents
            Accounts receivable                                                13,729     (10,625)    (14,773)
            Inventory                                                          (1,291)         95      (3,943)
            Prepaid expenses and other current assets                          (1,248)      1,110      (1,049)
            Other assets                                                         (420)        174         269
            Accounts payable                                                   (5,346)     (1,942)      9,676
            Accrued liabilities                                                 1,295      (2,622)       (779)
            Long-term liabilities                                                 272         219         (44)
                                                                             --------    --------    --------
                Net cash provided by (used in) operating activities            12,311      (3,626)        884
                                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Payment for purchase of EPI Group Limited                                --        (3,729)       (280)
        Purchases of marketable securities                                    (27,760)    (34,658)       --
        Proceeds from sales and maturities of marketable securities            15,825      46,593        --
        Purchases of fixed assets                                              (1,893)       (773)     (1,097)
                                                                             --------    --------    --------
                Net cash provided by (used in) investing activities           (13,828)      7,433      (1,377)
                                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under line of credit                                          --        19,150      11,300
        Repayments on line of credit                                             --       (19,150)    (11,300)
        Repayment on EPI loan payable to bank                                    --        (1,000)       --
        Proceeds from exercise of stock options                                    60         739         459
        Proceeds from exercise of underwriters' warrants                         --           887         467
        Purchase of treasury stock                                               (368)       --          --
                                                                             --------    --------    --------
                Net cash provided by (used in) financing activities              (308)        626         926
                                                                             --------    --------    --------
                Net increase (decrease) in cash and cash equivalents           (1,825)      4,433         433
Cash acquired in purchase of EPI Group Limited                                   --           129        --
CASH AND CASH EQUIVALENTS, beginning of year                                    5,765       3,940       8,502
                                                                             ========    ========    ========
CASH AND CASH EQUIVALENTS, end of year                                       $  3,940    $  8,502    $  8,935
                                                                             ========    ========    ========
CASH PAYMENTS DURING YEAR FOR:
        Interest                                                             $     31    $    112    $     65
                                                                             ========    ========    ========
        Taxes                                                                $  2,847    $  4,762    $  4,399
                                                                             ========    ========    ========


  The accompanying notes are an integral part of these consolidated statements.

                             EQUITY MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Equity Marketing, Inc. ("Equity Marketing" or the "Company"), designs, develops, produces, markets and distributes a wide variety of toy, gift and other consumer products primarily based upon popular entertainment properties licensed primarily from television and motion picture studios and other licensors. The Company has been in business since 1984. The Company was originally incorporated in New York and reincorporated in Delaware in 1995.

         Equity Marketing Hong Kong, Ltd. ("EMHK"), a Delaware corporation, began operations in 1993 and is 100% owned by the Company. EMHK manages production of the Company's products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

         Synergy Promotions S.A. de C.V. ("Synergy") was incorporated in Mexico on March 6, 1996 and is 65% owned by the Company. Synergy markets the Company's products to consumer products companies in Mexico.

         As discussed in Note 2, in September 1996, the Company purchased 100% of the common stock of EPI Group Limited ("EPI"), a Delaware corporation, a designer, developer, producer and distributor of promotional and other products for sale to oil companies, consumer products companies and retailers.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

         The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at amortized cost, which approximates fair value as of December 31, 1996 and 1997.

REVENUE RECOGNITION

         The Company records sales when title and risk of loss pass to the customer. When a right of return exists, the Company's practice is to estimate and provide for any future returns at the time of sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48.

INVENTORY

         Inventory consists of production-in-process which represents direct costs related to product development, procurement and tooling which are deferred and amortized over the life of the products and finished products held for sale to customers and finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1996 and 1997, inventory consisted of the following:

                                                        DECEMBER 31,
                                                  ------------------------
                                                    1996            1997
                                                  --------        --------
         Production-in-process                    $  3,136        $  4,935
         Finished goods                              1,579           3,723
                                                  --------        --------
                                                  $  4,715        $  8,658
                                                  ========        ========

FIXED AND INTANGIBLE ASSETS

         Fixed assets are stated at cost. Depreciation and amortization is provided on a straight-line basis over estimated useful lives as follows:

                Leasehold improvements -- Life of related lease
                Furniture, fixtures, equipment and software -- 3-7 years

         Intangible assets consist primarily of goodwill and other intangibles related to the purchase of EPI (See Note 2). These intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 20 years. Accumulated amortization at December 31, 1996 and 1997 was $81 and $406, respectively. For the years ended December 31, 1995, 1996 and 1997, amortization expense amounted to $234, $472 and $422, respectively.

         The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No adjustments to fixed and intangible assets' carrying values were required as of December 31, 1995, 1996 and 1997.

INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using the tax rates in effect for the years in which the differences are expected to reverse (See Note 8).

NET INCOME PER SHARE

         The Company has adopted SFAS No. 128, "Earnings Per Share" (EPS), effective for the year ending December 31, 1997 and has restated its earnings per share disclosure for the periods ended December 31, 1995 and 1996 to comply with SFAS No. 128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The impact of including unexercised dilutive options and warrants was to increase weighted average shares outstanding by 201,120 in 1995, 293,089 in 1996 and 303,481 in 1997. Options to purchase 240,000, 70,000 and 268,000 shares of common stock were outstanding as of December 31, 1995, 1996 and 1997, respectively and excluded from the computation of diluted income per share as they would have been anti-dilutive.

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

CONCENTRATION OF RISK

         Accounts receivable represent unsecured balances due from its customers and the Company is at risk to the extent such amounts become uncollectible. The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies' accounts for more than half of the products purchased for the Burger King system in any given year. Failure by one or more distribution companies to honor their payment obligations to the Company could have a material adverse effect on the Company's operations.

         The Company purchases a significant portion of its manufactured products from suppliers located outside the United States including China (86%). Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. China currently enjoys Most Favored Nation trading status with the United States. No assurance can be given that China will continue to enjoy Most Favored Nation status in the future. The Company believes that if these Chinese suppliers were no longer available, it would be able to obtain its manufactured products from existing suppliers located within the United States and suppliers in foreign countries other than China and other foreign countries. However, there can be no assurance that the Company would be able to obtain manufactured products under acceptable terms.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which are effective for financial statements for fiscal years beginning after December 15, 1997. The new accounting pronouncements require the presentation of comprehensive income and segment disclosure which will have no impact on the financial results of the Company.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1995 and 1996 financial statements to conform them with the 1997 presentation.

2.       ACQUISITION

         On September 18, 1996, the Company acquired 100% of the common stock of EPI for $2,891 in cash plus related transaction costs of $838. Potential additional cash consideration may be paid based upon the results of operations of the EPI business during the three-year period ending December 31, 1999. In October 1997, an additional $280 was paid to the stockholders of EPI and allocated to goodwill. The EPI acquisition has been accounted for using the purchase method and accordingly the results of operations of EPI have been included in the accompanying Consolidated Statements of Income for the period from September 18, 1996 (acquisition date). The excess of purchase price over the fair value of the net assets acquired has been allocated to goodwill, which is being amortized over a period of 20 years. The allocation of the acquisition costs (based upon fair values) was as follows:

Accounts receivable                                                     $ 1,079
Inventory                                                                 1,514
Deferred taxes                                                              868
Other current assets                                                      1,049
Fixed assets                                                                139
Intangibles                                                                 223
Goodwill                                                                  5,262
Accounts payable                                                         (1,100)
Accrued liabilities                                                      (2,283)
Deferred revenue                                                         (1,742)
Loan payable to bank                                                     (1,000)
                                                                        -------
                                                                        $ 4,009
                                                                        =======

         Deferred income taxes have been recorded for the basis differential of the assets acquired between financial reporting purposes and tax reporting purposes.

         Unaudited pro forma results of operations of the Company assuming the acquisition had taken place effective January 1, 1995 are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                        1995             1996
                                                     ----------       ----------
Revenues                                             $   89,998       $  115,794
Net income                                           $    5,089       $    7,071
Pro forma basic income per share                     $     0.92       $     1.26
Pro forma diluted income per share                   $     0.89       $     1.20
Pro forma basic weighted average
  shares outstanding                                  5,527,429        5,598,268
Pro forma diluted weighted average
  shares outstanding                                  5,728,549        5,891,357

3.       FIXED ASSETS, NET

         Fixed assets, net is summarized as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1996             1997
                                                    ---------        ---------
Furniture, fixtures, equipment and software         $   2,650        $   3,559
Leasehold improvements                                    636              765
                                                    ---------        ---------
    Fixed assets, at cost                               3,286            4,324

Accumulated depreciation and amortization              (1,001)          (1,774)
                                                    ---------        ---------
    Fixed assets, net                               $   2,285        $   2,550
                                                    =========        =========

         For the years ended December 31, 1995, 1996 and 1997, depreciation and amortization expense related to fixed assets was $409, $607 and $825, respectively.

4.       LINE OF CREDIT

         At December 31, 1996 and 1997, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. The Credit Agreement provides a line of credit up to $25 million with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to Eurodollar plus 2.25 percent or a variable rate equivalent to the lead bank's reference rate plus .25 percent. The Company is also required to pay an unused line fee of
 .25 percent per annum and certain letter of credit fees. The Credit Agreement is secured by substantially all of the Company's assets and contains financial and non-financial covenants.

         As of December 31, 1997, there were no amounts outstanding under the Credit Agreement. During 1997, the Company's maximum borrowings under the line were approximately $7,400 and the weighted average interest rate on all borrowings was 8.87%. Letters of credit amounts outstanding as of December 31, 1996 and 1997 were $1,130 and $4,156, respectively.

         Subsequent to December 31, 1997, the Credit Agreement was extended through June 30, 2000. In addition, the Credit Agreement was amended to reduce the interest rate on borrowings to Eurodollar plus 1.75 percent and the interest rate on reference rate borrowings to the lead bank's reference rate.

5.       DEFINED CONTRIBUTION PLAN

         The Company has a 401(k) Tax Deferred Savings Plan ("the 401(k) Plan"), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee's contribution and a discretionary amount determined each year by the Company and paid out of the Company's current or accumulated net profit. Costs related to contributions to the 401(k) Plan for the years ended December 31, 1995, 1996, and 1997 were $56, $107 and $137, respectively.

6.       STOCKHOLDERS' EQUITY

STOCK OPTIONS

         The Company has two stock option plans, the 1992 Employee Stock Option Plan (the "Employee Plan") and the 1992 Non-Employee Director Stock Option Plan (the "Director Plan"), together referred to as the "Option Plans". A total of 1,930,000 shares of common stock are reserved for issuance, pursuant to options granted and to be granted under these stock option plans. 347,440 shares are available for grant as of December 31, 1997. Options pursuant to the Employee Plan vest over three to five years and expire ten years from the date of grant and expires in 2001. Options pursuant to the Director Plan vest over six months and expire ten years from the date of grant and expires in 2003.

         The Option Plans provide for option grants at exercise prices not less than the fair market value on the date of grant in the case of qualified incentive stock options, and not less than par value in the case of non-qualified options.

Transactions involving the Option Plans are summarized as follows:

                                                                           EXERCISABLE AT END OF YEAR
                                                       WEIGHTED AVERAGE    ---------------------------
                                           NUMBER       EXERCISE PRICE                WEIGHTED AVERAGE
                                          OF SHARES        PER SHARE       SHARES      EXERCISE PRICE
                                         ----------    ----------------    ------     ----------------
Outstanding at December 31, 1994           655,350         $    3.76       216,066        $   2.51
                                                                           =======        ========
         Granted                           145,000              8.66
         Exercised                         (10,000)             6.00
         Canceled                          (50,000)             5.20
                                         ---------         ---------       -------        --------
Outstanding at December 31, 1995           740,350              4.59       334,708        $   3.09
                                                                           =======        ========
         Granted                           340,000             16.04
         Exercised                        (175,000)             4.22
         Canceled                          (34,000)             5.88
                                         ---------         ---------       -------        --------
Outstanding at December 31, 1996           871,350              9.08       322,350        $   4.26
                                                                           =======        ========
         Granted                           438,000             24.09
         Exercised                         (88,428)             5.20
         Canceled                          (18,572)             9.13
                                         ---------         ---------       -------        --------
Outstanding at December 31, 1997         1,202,350         $   14.84       429,778        $   6.89
                                         =========         =========       =======        ========

         574,350 of the 1,202,350 options outstanding at December 31, 1997 have exercise prices between $.32 and $14.25 per share, with a weighted average remaining contractual life of 7.19 years. 361,778 of these options are exercisable. The remaining 628,000 options outstanding at December 31, 1997 have exercise prices between $16.13 and $28.13 per share, with a weighted average exercise price per share of $22.16 and a weighted average remaining contractual life of 9.25 years. 68,000 of these options are exercisable.

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                           YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                    1995            1996             1997
                                                -----------     ------------     ------------
Net income - as reported                        $     4,589     $      7,443     $      9,623
Net income - pro forma                          $     4,504     $      6,919     $      8,138
Basic earnings per share - as reported          $      0.83     $       1.33     $       1.63
Basic earnings per share - pro forma            $      0.81     $       1.24     $       1.38
Diluted earnings per share - as reported        $      0.80     $       1.26     $       1.55
Diluted earnings per share - pro forma          $      0.79     $       1.17     $       1.31

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of the cost to be expected in future years.

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      YEARS ENDED DECEMBER 31,
                                               -----------------------------------
                                                 1995          1996          1997
                                               -------       -------       -------
Expected dividend yield                           0.00%         0.00%         0.00%
Expected stock price volatility                  61.91%        61.91%        65.73%
Risk free interest rate                           6.00%         6.00%         5.53%
Expected life of options                       3 years       3 years       3 years

         The weighted average fair value of options granted during 1996 and 1997 is $15.49 and $24.09, respectively.

WARRANTS

         At December 31, 1997, there were 4,131 underwriters' warrants outstanding relating to the Company's initial public offering, which are exercisable at $8.02 per share. The warrants expire on January 31, 1999.

PREFERRED STOCK

         The Company has authorized 1,000,000 shares of preferred stock, par value $.001 per share ("Preferred Stock"). The Board of Directors is empowered to issue Preferred Stock from time to time in one or more series, without stockholder approval, and to determine the rights, preferences and restrictions, including dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences and the number of shares constituting any series and the designations of such series. To date, no series of Preferred Stock has been issued.

STOCK SUBSCRIPTION RECEIVABLE

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

RESTRICTED STOCK

         The Company has reserved 100,000 shares of common stock for issuance under the 1995 Stock Award Plan, ("the Plan"), which covers certain key salaried employees who are not officers or directors of the Company. As of December 31, 1997, 43,920 shares with an aggregate market value on the date of grant of $658 had been issued under the Plan. The shares are subject to restrictions which lapse over a three to five year period, and continued employment with the Company.

        Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the Plan. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period. Compensation charged to expense was $0, $22 and $58 in 1995, 1996 and 1997, respectively. At December 31, 1997, 56,080 shares were available for issuance under the Plan.

8.       INCOME TAXES

         In accordance with SFAS 109, deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

         The provisions for income taxes consist of:

                                               YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                         1995             1996             1997
                                        ------           ------           ------
CURRENT:
Federal                                 $2,064           $2,045           $4,713
State and local                            503              264              728
                                        ------           ------           ------
                                         2,567            2,309            5,441
                                        ------           ------           ------

DEFERRED:
Federal                                    207              920               84
State and local                             20               90                9
                                        ------           ------           ------
                                           227            1,010               93
                                        ------           ------           ------
Additional paid-in capital from
benefit of stock options exercised          18              912              490
                                        ------           ------           ------
                                        $2,812           $4,231           $6,024
                                        ======           ======           ======

         Income taxes recorded by the Company differ from the amounts computed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of income.

                                                                             YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                       1995            1996            1997
                                                                     -------         -------         -------
Tax at the Federal statutory rate                                    $ 2,516         $ 3,986         $ 5,476
State income taxes, net of the Federal tax benefit                       391             267             597
Municipal bond interest not subject to Federal or State taxes           (107)            (49)           --
Other                                                                     12              27             (49)
                                                                     -------         -------         -------
                                                                     $ 2,812         $ 4,231         $ 6,024
                                                                     =======         =======         =======

         The tax effects of the significant temporary differences giving rise to the Company's deferred tax assets (liabilities) for the years ended December 31, 1996 and 1997 are as follows:

                                                      1996            1997
                                                   ---------       ----------
     Allowance for doubtful accounts               $     210       $      228
     Capitalized costs in inventories                    151              159
     Accrued expenses                                    585              573
     Depreciation                                        297              115
     Other                                               111              186
                                                   ---------       ----------
                                                   $   1,354       $    1,261
                                                   =========       ==========

         As of December 31, 1996 and 1997, the Company recorded its deferred tax assets in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

9.       COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company has operating leases for its properties, which expire at various dates through 2005.

         Future minimum lease payments under non-cancelable operating leases are as follows:

          YEAR
          ----
          1998                                              $   1,087
          1999                                                    970
          2000                                                    728
          2001                                                    740
          2002                                                    734
          Thereafter through 2005                               2,081
                                                            ---------
          Total                                             $   6,340
                                                            =========

         Aggregate rental expenses for operating leases was $743, $1,007 and $1,069 for the years ended December 31, 1995, 1996 and 1997, respectively.

GUARANTEED ROYALTIES

         For the years ended December 31, 1995, 1996 and 1997, the Company incurred $907, $3,273 and $3,761, respectively in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of December 31, 1997, the Company was committed to pay total minimum guaranteed royalties as follows:

          YEAR
          ----
          1998                                              $     782
          1999                                                    750
          2000                                                  4,535
          ----                                              ---------
          Total                                             $   6,067
                                                            =========

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with several key executives. Guaranteed compensation under these agreements is as follows:

    YEAR
    ----
    1998                                              $   1,400
    1999                                                    850
    2000                                                    400
    2001                                                    400
                                                      ---------
    Total                                             $   3,050
                                                      =========


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

10.      GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

         The Company's revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 68%, 69% and 67% of the Company's revenues for the years ended December 31, 1995, 1996 and 1997, respectively, were from one customer.

         Information about the Company's operations by geographical area is as follows:

                                                     AS OF AND FOR THE
                                                  YEARS ENDED DECEMBER 31,
                                          ---------------------------------------
                                           1995            1996            1997
                                          -------        --------        --------
Revenues:
     United States                        $65,630        $ 99,938        $117,701
     International                         18,385          11,809          28,807
                                          -------        --------        --------
         Total revenues                   $84,015        $111,747        $146,508
                                          =======        ========        ========
Income from operations:
     United States                        $ 5,882        $ 10,873        $ 12,316
     International                          1,070             542           2,809
                                          -------        --------        --------
         Total operating income           $ 6,952        $ 11,415        $ 15,125
                                          =======        ========        ========
Identifiable assets:
     United States                        $25,592        $ 36,792        $ 56,665
     International                            670             401             488
                                          -------        --------        --------
         Total identifiable assets        $26,262        $ 37,193        $ 57,153
                                          =======        ========        ========


11.      RELATED PARTY TRANSACTIONS

         During 1995, 1996 and 1997, the Company paid legal fees of approximately $104, $447 and $160, respectively, to a law firm, one of whose partners is a director of the Company.

12.      SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      THREE MONTHS ENDED
                               -----------------------------------------------------------------
                                MARCH 31           JUNE 30        SEPTEMBER 30       DECEMBER 31
                                --------           -------        ------------       -----------
1997
Revenues                       $   21,650        $   46,665        $   27,597        $   50,596
Gross profit                   $    5,803        $   11,249        $    7,469        $   11,479
Net income                     $    1,142        $    3,408        $    1,448        $    3,625
Net income per share:
  Basic                        $     0.20        $     0.57        $     0.24        $     0.61
  Diluted                      $     0.19        $     0.55        $     0.23        $     0.57
Weighted average shares
  outstanding:
  Basic                         5,848,226         5,927,055         5,956,307         5,966,398
  Diluted                       6,152,751         6,203,964         6,289,128         6,318,001

                                                      THREE MONTHS ENDED
                               -----------------------------------------------------------------
                                MARCH 31           JUNE 30        SEPTEMBER 30       DECEMBER 31
                               ----------        ----------        ----------        ----------
1996
Revenues                       $   18,173        $   38,443        $   20,099        $   35,032
Gross profit                   $    4,459        $    9,509        $    5,821        $    8,360
Net income                     $    1,038        $    2,818        $    1,158        $    2,429
Net income per share:
  Basic                        $     0.19        $     0.51        $     0.21        $     0.43
  Diluted                      $     0.18        $     0.48        $     0.20        $     0.40
Weighted average shares
  outstanding:
  Basic                         5,531,919         5,572,028         5,559,539         5,709,731
  Diluted                       5,885,301         5,918,346         5,924,223         6,082,315

         Summarized Quarterly Financial Data has been restated for the interim periods ended December 31, 1996 to comply with SFAS No. 128. Under SFAS No. 128, primary EPS has been replaced by "Basic" EPS and fully diluted EPS has been replaced by "Diluted EPS."

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BEVERLY HILLS AND STATE OF CALIFORNIA ON THE 31ST DAY OF MARCH, 1998.


                                      EQUITY MARKETING, INC.



                                      By: /s/ Donald A. Kurz
                                          -------------------------------------
                                          Donald A. Kurz
                                          President, Co-Chief Executive Officer
                                          and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Stephen P. Robeck      Chairman, Co-Chief Executive           March 31, 1998
----------------------     Officer and Director (Principal
Stephen P. Robeck          Executive Officer)


/s/ Donald A. Kurz         President, Co-Chief Executive          March 31, 1998
----------------------     Officer and Director
Donald A. Kurz             (Principal Executive Officer)


/s/ Michael J. Welch       Executive Vice President and Chief     March 31, 1998
----------------------     Financial Officer (Principal
Michael J. Welch           Financial and Accounting Officer)


/s/ Bruce Raben            Director                               March 31, 1998
----------------------
Bruce Raben


/s/ Merrill M. Kraines     Director                               March 31, 1998
----------------------
Merrill M. Kraines


/s/ Lawrence Elins         Director                               March 31, 1998
----------------------
Lawrence Elins

Exhibit        Description                                                            Page
-------        -----------                                                            ----
2.0            Amended and Restated Plan of Merger.(7)                                 -

3.1            Certificate of Incorporation.(8)                                        -

3.2            Bylaws.(8)                                                              -

10.1           Equity Marketing, Inc. Stock Option Plan. (1)                           -

10.2           Non-Employee Director Stock Option Plan. (1)                            -

10.3           Agreement of Lease, dated January 3, 1995, between Wide Harvest
               Investment Ltd. and Equity Marketing Hong Kong, Ltd. (5)                -

10.4           Loan Forgiveness Agreements, dated September 27, 1991, between
               Equity Marketing, Inc. and Donald A. Kurz. (1)                          -

10.5           Tax indemnification Agreement, dated October 1, 1993, among
               Stephen P. Robeck, Donald A. Kurz and Equity Marketing, Inc. (1)        -

10.6           Form of Representative's Warrant Agreement between Equity
               Marketing, Inc. and Josephthal, Lyon & Ross Incorporated. (1)           -

10.7           Form of Director's and Officer's Indemnification Agreement.             -

10.8           Form of Indemnification Agreement between Equity Marketing, Inc.
               and Josephthal, Lyon & Ross Incorporated. (1)                           -

10.9           Equity Marketing Inc. Non-Employee Director Stock Option Plan.
               (9)                                                                     -

10.10          Stock Purchase Agreement, dated September 27, 1991, among Equity
               Marketing, Inc., Black Rock Licensing, Inc., M 101 Limited and
               Martin D. Kornblum. (1)                                                 -

10.11          Non-Compete and Rights Agreement, dated September 27, 1991, among Equity Marketing, Inc., Black Rock Licensing, Inc., M 101
               Limited and Martin D. Kornblum. (1)                                     -

10.12          Promissory Notes, dated September 27, 1991, issued by Donald A.
               Kurz to Equity Marketing, Inc. (1)                                      -

10.13          Reimbursement Agreement, dated October 1, 1993, among Donald A.
               Kurz, Stephen P. Robeck and Equity Marketing. (1)                       -

10.14          Agreement of lease dated April 12, 1995 between Rodeo Wilshire
               Realty, Inc. and Equity Marketing, Inc. (6)                             -

10.15          Credit Agreement dated January 26, 1996 between Equity
               Marketing, Inc., Sanwa Bank California, and Imperial Bank. (8)          -

10.16          Equity Marketing, Inc. Deferred Compensation Plan. (8)                  -

10.17          Employment agreement dated August 5, 1996 between Equity
               Marketing, Inc. and Albert R. Ovadia. (9)                               -

10.18          Employment agreement dated September 18, 1996 between Equity
               Marketing, Inc. and Christopher Reynolds. (9)                           -


Exhibit        Description                                                           Page
-------        -----------                                                           ----
10.19          Employment Agreement dated September 18,1996 between Equity
               Marketing, Inc. and Meryll L. Reynolds. (9)                              -

10.20          Employment Agreement dated September 18, 1996 between Equity
               Marketing, Inc. and Ronda L Drummond. (9)                                -

10.21          First amendment to credit agreement dated September 18, 1996 between Equity Marketing, Inc., Sanwa Bank California and
               Imperial Bank. (9)                                                       -

10.22          Equity Marketing, Inc. Stock Option Plan. (9)                            -

10.23          Stock Purchase Agreement dated September 18, 1996 by and among
               Equity Marketing, Inc., and the stockholders of EPI Group
               Limited. (10)                                                            -

10.24          Employment agreement dated January 1, 1997 between Equity
               Marketing, Inc. and Donald A. Kurz. (11)                                 -

10.25          Employment agreement dated January 1, 1997 between Equity
               Marketing, Inc. and Stephen P. Robeck. (11)                              -

10.26          Second amendment to credit agreement dated December 31, 1996 between Equity Marketing, Inc., Sanwa Bank California and
               Imperial Bank.                                                          35

10.27          Third amendment to credit agreement dated June 30, 1997 between
               Equity Marketing, Inc., Sanwa Bank California and Imperial Bank.        38

10.28          Fourth amendment to credit agreement dated March 18, 1998
               between Equity Marketing, Inc., Sanwa Bank California and
               Imperial Bank.                                                          41

10.29          Agreement of Lease, dated January 3, 1995, between Wide Harvest
               Investment Ltd. and Equity Marketing Hong Kong, Ltd.                    46

10.30          Equity marketing, Inc. Stock Option Plan.                               76

10.31          Equity Marketing Inc. Non-Employee Director Stock Option Plan           80

21.            Subsidiaries of the Registrant.                                         83

23.            Consent of Arthur Andersen LLP.                                         84

27.1997        Financial Data Schedule.                                                85

27.1996        Restated Financial Data Schedule for fiscal year 1996.                  86

27.1995        Restated Financial Data Schedule for fiscal year 1995.                  87

27.1997.1Q     Restated Financial Data Schedule for first quarter 1997.                88

27.1997.2Q     Restated Financial Data Schedule for second quarter 1997.               89

27.1997.3Q     Restated Financial Data Schedule for third quarter 1997.                90

27.1996.1Q     Restated Financial Data Schedule for first quarter 1996.                91

27.1996.2Q     Restated Financial Data Schedule for second quarter 1996.               92

27.1996.3Q     Restated Financial Data Schedule for third quarter 1996.                93


---------------------------

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

(5) Previously filed as an exhibit to the Registrant's Statement of Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended March 31, 1995, which is incorporated herein by reference.

(7) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended June 30, 1995, which is incorporated herein by reference.

(8) Previously filed as an exhibit to the Registrant's Statement on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

(9) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.

(10) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission which is incorporated herein by reference.

(11) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference.