Form 10-Q
period 1998-03-31
EQUITY MARKETING INC
filed 1998-05-15
CIK 911151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

Common Stock, $.001 Par Value, 6,040,103 shares as of May 11, 1998.

                             EQUITY MARKETING, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        THREE MONTHS ENDED MARCH 31, 1998

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

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                            DECEMBER 31,       MARCH 31,
                                                                1997             1998
                                                              -------          -------
                                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 8,935          $12,348
  Account receivable, net of allowance of $671 and
    $600 as of March 31, 1998 and December 31, 1997,
    respectively                                               27,773           16,728
  Inventory                                                     8,658            7,237
  Prepaid expenses and other current assets                     3,749            5,830
                                                              -------          -------
         Total current assets                                  49,115           42,143
FIXED ASSETS, net                                               2,550            2,610
INTANGIBLE ASSETS, net                                          5,079            4,995
OTHER ASSETS                                                      409              446
                                                              -------          -------
         Total assets                                         $57,153          $50,194
                                                              =======          =======


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,         MARCH 31,
                                                                   1997              1998
                                                                 --------           --------
                                                                                  (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable                                               $ 14,560           $  8,107
  Accrued liabilities                                               5,491              4,374
                                                                 --------           --------
         Total current liabilities                                 20,051             12,481
LONG-TERM LIABILITIES                                                 962                957
                                                                 --------           --------
         Total liabilities                                         21,013             13,438
                                                                 --------           --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000
    shares authorized, none issued or outstanding
  Common stock, par value $.001 per share, 20,000,000
    shares authorized, 6,010,103 shares outstanding
    as of March 31, 1998 and December 31, 1997                         --                 --
  Additional paid-in capital                                       13,371             13,371
  Retained earnings                                                25,056             25,672
                                                                 --------           --------
                                                                   38,427             39,043
Less--
  Treasury stock, 1,892,841 shares, at cost, as of
    March 31, 1998 and December 31, 1997                           (1,279)            (1,279)
  Stock subscription receivable                                       (43)               (43)
  Unearned compensation                                              (965)              (965)
                                                                 --------           --------
         Total stockholders' equity                                36,140             36,756
                                                                 --------           --------
         Total liabilities and stockholders' equity              $ 57,153           $ 50,194
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

                             EQUITY MARKETING, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           ------------------------------

                                                              1997                1998
                                                           ----------          ----------

REVENUES                                                   $   21,618          $   23,796
COST OF SALES                                                  15,384              17,726
                                                           ----------          ----------
         Gross profit                                           6,234               6,070
                                                           ----------          ----------
OPERATING EXPENSES:
  Salaries, wages and benefits                                  2,158               2,645
  Selling, general and administrative                           2,322               2,563
                                                           ----------          ----------
         Total operating expenses                               4,480               5,208
                                                           ----------          ----------
         Income from operations                                 1,754                 862
INTEREST INCOME, net                                              103                 139
                                                           ----------          ----------
         Income before provision for income taxes               1,857               1,001
PROVISION FOR INCOME TAXES                                        715                 385
                                                           ----------          ----------
         Net income                                        $    1,142          $      616
                                                           ==========          ==========

BASIC NET INCOME PER SHARE                                 $     0.20          $     0.10
                                                           ==========          ==========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                   5,848,266           6,010,103
                                                           ==========          ==========

DILUTED NET INCOME PER SHARE                               $     0.19          $     0.10
                                                           ==========          ==========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                 6,152,751           6,314,902
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

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          ---------------------------
                                                                                            1997              1998
                                                                                          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $  1,142           $    616
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                          235                347
        Provision for doubtful accounts                                                         14                 71
        Tax benefit from exercise of stock options                                              23                 --
        Other                                                                                    4                 --
        Changes in operating assets and liabilities:
           Increase (decrease) in cash and cash equivalents:
              Accounts receivable                                                           (4,715)            10,974
              Inventory                                                                     (1,671)             1,421
              Prepaid expenses and other current assets                                        281             (2,081)
              Other assets                                                                     271                (37)
              Accounts payable                                                               6,326             (6,453)
              Accrued liabilities                                                           (1,657)            (1,117)
              Long-term liabilities                                                             (7)                (5)
                                                                                          --------           --------
         Net cash provided by operating activities                                             246              3,736
                                                                                          --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                                                              (147)              (323)
                                                                                          --------           --------
         Net cash used in investing activities                                                (147)              (323)
                                                                                          --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of underwriters' warrants                                        100                 --
       Proceeds from exercise of stock options                                                  22                 --
                                                                                          --------           --------
         Net cash provided by financing activities                                             122                 --
                                                                                          --------           --------
         Net increase in cash and cash equivalents                                             221              3,413
CASH AND CASH EQUIVALENTS, beginning of period                                               8,502              8,935
                                                                                          --------           --------
CASH AND CASH EQUIVALENTS, end of period                                                  $  8,723           $ 12,348
                                                                                          ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
    Interest                                                                              $     15           $     16
                                                                                          ========           ========
    Income taxes                                                                          $     39           $    555
                                                                                          ========           ========




              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


ITEM 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the accompanying 1997 financial statements to conform them with the current period presentation.


NET INCOME PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share" (EPS), effective for the year ended December 31, 1997 and has restated its earnings per share disclosure for the quarter ended March 31, 1997 to comply with SFAS No. 128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The impact of including unexercised dilutive options and warrants was to increase weighted average shares outstanding by 304,485 at quarter end March 31, 1997 and 304,799 at quarter end March 31, 1998. Options to purchase 70,000 and 318,000 shares of common stock were outstanding as of March 31, 1997 and 1998, respectively, which were excluded from the computation of diluted income per share as they would have been anti-dilutive. The adoption of SFAS No. 128 for the quarter ended March 31, 1997 did not have any impact on diluted EPS compared to previously reported primary EPS.

INVENTORY

Inventory consists of production-in-process which represents direct costs related to product development, procurement and tooling which are deferred and amortized over the life of the products and finished products held for sale to customers and finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of March 31, 1998 and December 31, 1997, inventory consisted of the following:


                             DECEMBER 31,     MARCH 31,
                                1997            1998
                            -----------       --------
Production-in-process          $4,935          $3,387
Finished goods                  3,723           3,850
                               ------          ------
                               $8,658          $7,237
                               ======          ======


ACQUISITION

On April 24, 1998, the Company acquired Corinthian Marketing, Inc., a Delaware corporation ("Corinthian") and certain trademarks related to the business of Corinthian, including the "Headliners" trademark, for cash consideration of approximately $8 million at the closing and cash consideration of approximately $700,000 payable within one year after the closing upon satisfaction of certain conditions. Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines. The acquisition was accounted for as a purchase and was financed through the Company's existing cash reserves.


YEAR 2000

In 1997, the Company began several information improvement initiatives that will require increased expenditures in future years. These initiatives include the implementation of computer systems that are year 2000 compliant. The Company also is communicating with suppliers, distributors, financial institutions and others with which it does business to coordinate year 2000 requirements. These ongoing initiatives are not anticipated to be material to the Company's results of operations, liquidity or its capital resources.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Equity Marketing, Inc. (the "Company") wishes to caution readers that forward-looking statements are based on assumptions which may or may not prove accurate and accordingly are necessarily speculative. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated due to a variety of risks and uncertainties including, for example, the dependence on and relationship with key customer, the variability of operating results, the success of products dependent on popularity of licensed materials, the need for continual new product development, the reliance on limited number of product orders, the reliance on foreign manufacturers, the expansion of business, the potential for product liability claims, the control by present shareholders, and the possible adverse impact of issuance of preferred stock. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company. In addition to the information contained in this document, the readers are advised to review the Company's Form 10-K for the year ended December 31, 1997, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors."


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


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                            ------------------------

                                                             1997              1998
                                                            ------             -----
Revenues                                                   100.0%              100.0%
Cost of sales                                               71.2                74.5
                                                           -----               -----
         Gross profit                                       28.8                25.5
                                                           -----               -----
Operating Expenses:
  Salaries, wages and benefits                              10.0                11.1
  Selling, general and administrative                       10.7                10.8
                                                           -----               -----
         Total operating expenses                           20.7                21.9
                                                           -----               -----
         Income from operations                              8.1                 3.6
Interest income, net                                         0.5                 0.6
                                                           -----               -----
         Income before provision for income taxes            8.6                 4.2
Provision for income taxes                                   3.3                 1.6
                                                           -----               -----
         Net income                                          5.3%                2.6%
                                                           =====               =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 (000'S OMITTED):

Revenues for the three months ended March 31, 1998 increased $2,178 or 10.1% to $23,796 from $21,618 in the comparable period in 1997. Promotions revenues increased $5,065 to $20,129 primarily as a result of sales associated with a Nicklelodeon Rugrats promotion in 1998. Toys revenues decreased $2,887 to $3,667 primarily due to decreased sales under the Company's Warner Bros. international "Looney Tunes" license, which is winding down during 1998.

Cost of sales increased $2,342 to $17,726 (74.5% of revenues) for the three months ended March 31, 1998 from $15,384 (71.2% of revenues) in the comparable period in 1997 due to higher sales in 1998. The gross margin percentage for the period decreased because a greater percentage of revenues in 1998 consisted of lower margin Promotional programs (85% in 1998 compared to 70% in 1997).

Operating expenses increased $728 or 16.3% to $5,208 (21.9% of revenues) for the three months ended March 31, 1998 from $4,480 (20.7% of revenues) in the comparable period in 1997 due primarily to an increase in salaries, wages and benefits of $487. This increase is primarily attributable to the addition of 14 employees over the March 31, 1997 level to support the anticipated growth in 1998. The remaining increase in operating expenses is due to (i)increased telephone, postage, supplies and occupancy costs associated with the increased number of employees, (ii) increased depreciation as a result of a higher rate of capital expenditures, and (iii) increased marketing costs related to Toy Fair compared to March 31, 1997.

The effective tax rate for the three months ended March 31, 1998 is 38.5%, which is consistent with the prior year.

Net income decreased $526 or 46.1% to $616 (2.6% of revenues) from $1,142 (5.3% of revenues) in 1997 primarily due to lower gross margin revenues earned in addition to increases in operating expenses.


FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 1998, the Company's investment in accounts receivable decreased $11,045 from the balance at December 31, 1997. This decrease was attributable to collections of substantially all of the receivables related to sales shipped late in the 1997 fourth quarter. As of March 31, 1998, inventory decreased approximately $1,421 from December 31, 1997 primarily as a result of finished goods related to Toys and Promotional programs which were shipped during the current quarter.

As of March 31, 1998, accounts payable decreased $6,453 compared to December 31, 1997. This decrease is primarily attributable to payments to vendors associated with sales made earlier in the current quarter compared to those late in 1997 fourth quarter.

As of March 31, 1998, working capital was $29,662 compared to $29,064 at December 31, 1997. The increase in working capital was primarily due to the operating profit earned in the quarter ended March 31, 1998. The Company did not have any significant investing or financing activities in the quarter. The Company believes that its cash from operations, cash on hand at March 31, 1998 and its credit facility will be sufficient to fund its working capital needs (and its acquisition of Corinthian) for at least the next twelve months.

CREDIT FACILITIES

The Company maintains a credit agreement with two commercial banks which makes available to the Company, through June 2000, a line of credit of up to $25 million. The credit facility is secured by substantially all of the Company's assets. As of March 31, 1998, there were no amounts outstanding under this credit facility.


RELIANCE ON FOREIGN MANUFACTURERS

The Company's products are manufactured at facilities located in the Far East. Foreign manufacturing is subject to a number of risks, including, without limitations, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies.


PART II.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27 Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills and State of California on the 15th day of May, 1998.


                                     EQUITY MARKETING, INC.


                                     /s/ DONALD A. KURZ
                                     ------------------------------------------
                                     Donald A. Kurz
                                     President, Co-Chief Executive Officer


                                     /s/ MICHAEL J. WELCH
                                     ------------------------------------------
                                     Michael J. Welch
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Financial
                                     and Accounting Officer)