Form 10-Q
period 1998-06-30
EQUITY MARKETING INC
filed 1998-08-14
CIK 911151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

Common Stock, $.001 Par Value, 6,056,403 shares as of August 12, 1998.

                             EQUITY MARKETING, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         SIX MONTHS ENDED JUNE 30, 1998

                                                                              PAGE
                                                                              ----

PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements                                          3

           Item 2. Management's Discussion and Analysis of Financial
                               Condition and Results of Operations              11

PART II

           Item 4. Submission of Matters to a Vote of Security Holders          16

           Item 5. Other Information                                            16

           Item 6. Exhibits and Reports on Form 8-K                             16

PART I. FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS


                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                DECEMBER 31,      JUNE 30,
                                                                   1997            1998
                                                               -------------     ---------
                                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 8,935          $ 1,147
  Accounts receivable (net of allowances for doubtful
    Accounts of $600 and $1,227 as of December 31, 1997
    and June 30, 1998, respectively)                              27,773           28,435
  Inventory                                                        8,658            9,797
  Prepaid expenses and other current assets                        3,749            7,335
                                                                 -------          -------
           Total current assets                                   49,115           46,714
FIXED ASSETS, net                                                  2,550            2,760
INTANGIBLE ASSETS, net                                             5,079           14,354
OTHER ASSETS                                                         409              592
                                                                 -------          -------
           Total assets                                          $57,153          $64,420
                                                                 =======          =======



              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,        JUNE 30,
                                                                                   1997               1998
                                                                                   ----               ----
                                                                                                   (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable                                                                $ 14,560           $ 15,698
  Accrued expenses and other current liabilities                                     5,491              8,707
                                                                                  --------           --------
           Total current liabilities                                                20,051             24,405
LONG-TERM LIABILITIES                                                                  962                927
                                                                                  --------           --------
           Total liabilities                                                        21,013             25,332
                                                                                  --------           --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000
    shares authorized, none issued or outstanding                                       --                 --
  Common stock, par value $.001 per share, 20,000,000 shares authorized,
    6,010,103 and 6,055,103 shares outstanding
    as of December 31, 1997 and June 30, 1998, respectively                             --                 --
  Additional paid-in capital                                                        13,371             14,138
  Retained earnings                                                                 25,056             27,237
                                                                                  --------           --------
                                                                                    38,427             41,375
Less--
  Treasury stock, 1,892,841 shares, at cost, as of
    December 31, 1997 and June 30, 1998                                             (1,279)            (1,279)
  Stock subscription receivable                                                        (43)               (43)
  Unearned compensation                                                               (965)              (965)
                                                                                  --------           --------
           Total stockholders' equity                                               36,140             39,088
                                                                                  --------           --------
           Total liabilities and stockholders' equity                             $ 57,153           $ 64,420
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

                             EQUITY MARKETING, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30,                               JUNE 30,
                                                             ------------------------------          ------------------------------
                                                                1997               1998                1997                1998
                                                             ----------          ----------          ----------          ----------
REVENUES                                                     $   46,638          $   30,593              68,256              54,389
COST OF SALES                                                    34,630              21,274              50,015              39,000
                                                             ----------          ----------          ----------          ----------
           Gross profit                                          12,008               9,319              18,241              15,389
                                                             ----------          ----------          ----------          ----------
OPERATING EXPENSES:
  Salaries, wages and benefits                                    3,159               3,080               5,317               5,725
  Selling, general and administrative                             3,360               3,783               5,682               6,346
                                                             ----------          ----------          ----------          ----------
           Total operating expenses                               6,519               6,863              10,999              12,071
                                                             ----------          ----------          ----------          ----------
           Income from operations                                 5,489               2,456               7,242               3,318
INTEREST INCOME, net                                                 53                  88                 156                 227
                                                             ----------          ----------          ----------          ----------
           Income before provision for income taxes               5,542               2,544               7,398               3,545
PROVISION FOR INCOME TAXES                                        2,134                 979               2,848               1,364
                                                             ----------          ----------          ----------          ----------
           Net income                                        $    3,408          $    1,565          $    4,550          $    2,181
                                                             ==========          ==========          ==========          ==========

BASIC NET INCOME PER SHARE                                   $     0.57          $     0.26          $     0.77          $     0.36
                                                             ==========          ==========          ==========          ==========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                     5,927,055           6,035,066           5,888,427           6,022,585
                                                             ==========          ==========          ==========          ==========

DILUTED NET INCOME PER SHARE                                 $     0.55          $     0.25          $     0.74          $     0.35
                                                             ==========          ==========          ==========          ==========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                   6,203,964           6,315,415           6,152,951           6,315,159
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

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     ---------------------------
                                                                                       1997              1998
                                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  4,550           $  2,181
  Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                                                    548                830
         Provision for doubtful accounts                                                  149                165
         Tax benefit from exercise of stock options                                       337                186
         Other                                                                              6                 (4)
         Changes in operating assets and liabilities, excluding effects of acquisition:
             Increase (decrease) in cash and cash equivalents:
                Accounts receivable                                                   (10,336)               (14)
                Inventory                                                              (1,468)              (710)
                Prepaid expenses and other current assets                                 507             (1,603)
                Other assets                                                              231               (115)
                Accounts payable                                                       10,167                834
                Accrued expenses and other current liabilities                            125               (801)
                Long-term liabilities                                                     (33)               (35)
                                                                                     --------           --------
           Net cash provided by operating activities                                    4,783                914
                                                                                     --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of fixed assets                                                        (478)              (784)
        Payment for purchase of Corinthian and Trademark                                   --             (8,435)
        Payment for purchase of Synergy
           minority interest                                                               --                (68)
                                                                                     --------           --------
           Net cash used in investing activities                                         (478)            (9,287)
                                                                                     --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of underwriters' warrants                                  308                 --
        Proceeds from exercise of stock options                                           352                585
        Borrowings under line of Credit                                                 3,330                 --
        Repayments on line of Credit                                                   (3,330)                --
                                                                                     --------           --------
           Net cash provided by financing activities                                      660                585
                                                                                     --------           --------
           Net increase (decrease) in cash and cash equivalents                         4,965             (7,788)
CASH AND CASH EQUIVALENTS, beginning of period                                          8,502              8,935
                                                                                     --------           --------
CASH AND CASH EQUIVALENTS, end of period                                             $ 13,467           $  1,147
                                                                                     ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
           Interest                                                                  $     15           $     31
                                                                                     ========           ========
           Income taxes                                                              $    418           $  1,167
                                                                                     ========           ========



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation (the "Company"), designs, develops, produces, and markets a broad variety of consumer products, collectibles and promotional products incorporating licensed characters from films, television, sports, publishing, oil and gas and other sources.

Equity Marketing Hong Kong, Ltd., a Delaware corporation("EMHK"), is a 100% owned subsidiary of the Company. EMHK manages production of the Company's products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

Synergy Promotions S.A. de C.V. ("Synergy") was incorporated in Mexico in 1996 and is 100% owned by the Company. Synergy markets the Company's consumer products in Mexico. Prior to June 1998, the Company owned 65% of Synergy. The Company acquired the 35% minority interest during June 1998 for $68.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the accompanying 1997 financial statements to conform them to the current period presentation.

NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), effective for the year ended December 31, 1997. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to the previously used fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The impact of including unexercised dilutive options and warrants was to increase weighted average shares outstanding by 276,909 at quarter end June 30, 1997 and 280,349 at quarter end June 30, 1998. The impact of including unexercised dilutive options and warrants was to increase weighted average shares outstanding by 264,526 and 292,574 for the six months ended June 30, 1997 and 1998, respectively. Options to purchase 70,000 and 338,000 shares of common stock were outstanding as of June 30, 1997 and 1998, respectively, which were excluded from the computation of diluted income per share as they would have been anti-dilutive. Prior year EPS has been conformed to current year presentation.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on the Company's results of operations. There are no adjustments to net income to arrive at comprehensive income.

INVENTORY

Inventory consists of production-in-process which represents direct costs related to product development, raw materials and tooling which are deferred and amortized over the life of the products and finished products held for sale to customers, including finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of June 30, 1998 and December 31, 1997, inventory consisted of the following:

                             DECEMBER 31,     JUNE 30,
                                1997           1998
                               ------       -----------
                                            (Unaudited)
Production-in-process          $4,935          $5,308
Finished goods                  3,723           4,489
                               ------          ------
                               $8,658          $9,797
                               ======          ======

NOTE 3 - ACQUISITION

On April 24, 1998, the Company acquired 100% of the common stock of Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"), and certain trademarks related to its business, including the "Headliners" trademark (the "Trademark") from Corinthian Marketing PLC, for cash consideration of approximately $8,000 at the closing and potential contingent cash consideration of approximately $700 payable within one year after the closing upon satisfaction of certain conditions. Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines.

The acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocations of the purchase price and the assumption of liabilities and include the operating results of Corinthian from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. As of June 30, 1998, the excess of the purchase price over the estimated fair values of the net assets acquired was $6,512 which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The Trademark has been preliminarily valued at $3,000 and is being amortized on a straight line basis over 20 years.

The Company is in the process of obtaining valuations of the individual assets. The allocation of the excess purchase price may change based upon these valuations.

The following unaudited pro-forma information presents a summary of the consolidated results of operations of the Company and Corinthian as if the acquisition had occurred at the beginning of 1997 and includes pro-forma adjustments to give effect to the amortization of goodwill, decreased interest income associated with funding the acquisition, and certain other adjustments, together with the related income tax effects. The pro-forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and Corinthian had been a single entity during 1997 and during the six months ended June 30, 1998, nor is it necessarily indicative of the results of operations that may occur in the future.



                                                 SIX MONTHS
                                               ENDED JUNE 30,
                                               --------------
                                          1997                1998
                                       ----------          ----------
Revenues                               $   74,999          $   55,827
Income from operations                      6,897               2,817
Net income                                  4,250               1,761
Diluted net income per share                  .69                 .28
Diluted Weighted average
           shares outstanding           6,152,951           6,315,159

NOTE 4 - INFORMATION SYSTEMS

Based on a recent strategic and operational assessment, the Company decided to replace its existing information systems. The new enterprise systems are designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control. The conversion to the new systems and related projects are scheduled to be completed in the first half of 1999 and are expected to cost approximately $5,000, of which approximately $300 has been spent as of June 30, 1998.

The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The new enterprise systems discussed above have the added benefit of addressing Year 2000 systems issues.

The Company is also communicating with suppliers, distributors, financial institutions and others with which it does business to evaluate and coordinate Year 2000 requirements. There can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Failure to complete the system conversion in a timely manner or any significant disruption of the Company's ability to communicate electronically with its business partners could negatively impact the Company's business, financial condition and results of operations. The statements set forth herein are forward looking; and actual results may differ materially (see Cautionary Statement below).

NOTE 5 - SUBSEQUENT EVENTS

On July 23, 1998, the Company acquired substantially all of the assets of Contract Marketing, Inc., a Massachusetts corporation, and U.S. Import and Promotions Co., a Florida Corporation, (the "Acquired Businesses") in exchange for $15,000 in cash plus potential additional cash consideration based upon the results of operations of the Acquired Businesses during each calendar year through December 31, 2002. The Acquired Businesses focus primarily on promotions for oil and gas and other retailers. The acquisition will be accounted for as a purchase and was financed through bank borrowings from the Company's existing credit facility with Sanwa Bank California and Imperial Bank.

On July 23, 1998, the credit agreement was amended to reflect the impact of the acquisition of the Acquired Businesses on certain of the agreement's covenants relating to the maintenance of financial ratios, to amend the maturity date to December 31, 1999 and to amend the rate of interest on bank borrowings to a fixed rate equivalent to the Eurodollar rate plus 2.25% or a variable rate equivalent to the Bank's reference rate plus .25%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     SEVERAL OF THE MATTERS DISCUSSED IN THIS DOCUMENT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. EQUITY MARKETING, INC. (THE "COMPANY") WISHES TO CAUTION READERS THAT FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS WHICH MAY OR MAY NOT PROVE ACCURATE AND ACCORDINGLY ARE NECESSARILY SPECULATIVE. READERS SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. ACTUAL RESULTS COULD VARY MATERIALLY FROM THOSE ANTICIPATED FOR A VARIETY OF REASONS, INCLUDING, WITHOUT LIMITATION, THE POTENTIAL CANCELLATION AND/OR DELAY OF PROMOTIONS DUE TO DELAYS IN RELEASE OF THE THEATRICAL MOTION PICTURES, THE FAILURE OF THE COMPANY TO OBTAIN PROMOTIONS PROJECTS BASED ON THESE MOTION PICTURES AT ANTICIPATED LEVELS, THE SUCCESS OR FAILURE OF A SPECIFIC MOTION PICTURE OR TELEVISION PROPERTY, THE LOSS OF EXISTING LICENSES OR THE INABILITY TO RENEW OR EXTEND LICENSES UNDER FAVORABLE TERMS, CONSUMER DEMAND FOR ITS PRODUCTS, THE COMPANY'S DEPENDENCE ON A SINGLE CUSTOMER, QUARTERLY FLUCTUATIONS IN FINANCIAL RESULTS, DIFFICULTIES IN CONSUMMATING AND INTEGRATING ACQUISITIONS, AND INCREASES IN INTERNATIONAL TARIFF RATES, WHICH WOULD INCREASE THE COMPANY'S COST OF SALES. FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," "PLANS," "INTENDS," OR OTHER SIMILAR TERMINOLOGY.

The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company's Form-10K for the year ended December 31, 1997, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements and Risk Factors."

Equity Marketing, Inc., a Delaware corporation (the "Company"), designs, develops, produces, and markets a broad variety of consumer products, collectibles and promotional products incorporating licensed characters from films, television, sports, publishing, oil and gas and other sources.

Equity Marketing Hong Kong, Ltd., a Delaware corporation ("EMHK"), is a 100% owned subsidiary of the Company. EMHK manages production of the Company's products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

Synergy Promotions S.A. de C.V. ("Synergy") was incorporated in Mexico in 1996 and is 100% owned by the Company. Synergy markets the Company's consumer products in Mexico. Prior to June 1998, the Company owned 65% of Synergy. The Company acquired the 35% minority interest during June 1998 for $68.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:

                                                                THREE MONTHS                      SIX MONTHS
                                                               ENDED JUNE 30,                   ENDED JUNE 30,
                                                          -----------------------           -----------------------
                                                            1997             1998             1997             1998
                                                          ------           ------           ------           ------
Revenues                                                   100.0%           100.0%           100.0%           100.0%
Cost of sales                                               74.2             69.5             73.3             71.7
                                                          ------           ------           ------           ------
        Gross profit                                        25.8             30.5             26.7             28.3
                                                          ------           ------           ------           ------
Operating Expenses:
  Salaries, wages and benefits                               6.8             10.1              7.8             10.5
  Selling, general and administrative                        7.2             12.4              8.3             11.7
                                                          ------           ------           ------           ------
        Total operating expenses                            14.0             22.5             16.1             22.2
                                                          ------           ------           ------           ------
        Income from operations                              11.8              8.0             10.6              6.1
Interest income, net                                         0.1              0.3              0.2              0.4
                                                          ------           ------           ------           ------
        Income before provision for income taxes            11.9              8.3             10.8              6.5
Provision for income taxes                                   4.6              3.2              4.2              2.5
                                                          ------           ------           ------           ------
        Net income                                           7.3%             5.1%             6.6%             4.0%
                                                          ======           ======           ======           ======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 (DOLLARS IN THOUSANDS):

Revenues for the three months ended June 30, 1998 decreased $16,045 or 34% to $30,593 from $46,638 in the comparable period in 1997. Promotions revenues decreased $17,888 to $19,534 primarily as a result of lower sales on a Burger King promotion related to the release of DreamWorks SKG's Small Soldiers movie in 1998 in contrast to two promotions associated with the release of Universal Studio's The Lost World: Jurassic Park and a video release of The Land Before Time in 1997. In addition, the Small Soldiers promotion started late in the quarter and ran into the third quarter of 1998. Consumer products revenues increased $318 to $9,534 primarily due to sales related to Columbia/Tri-Star Pictures' release of Godzilla and sales of Headliners products subsequent to the Company's acquisition of Corinthian Marketing, Inc. ("Corinthian"), offset by lower sales under the Company's Warner Bros. international Looney Tunes license which terminates at the end of 1998.

Cost of sales decreased $13,356 to $21,274 (69.5% of revenues) for the three months ended June 30, 1998 from $34,630 (74.2% of revenues) in the comparable period in 1997 due primarily to lower sales in 1998. The gross margin percentage for the period increased because of a more profitable mix of revenues in 1998. Consumer product programs, which typically have higher margins compared to promotional programs, accounted for 36% of revenues in 1998 compared to 20% in 1997.

Operating expenses increased $344 (5.3%) to $6,863 (22.5% of revenues) from $6,519 (14.0% of revenues) in the comparable period in 1997 primarily due to increased occupancy costs for facilities to support a higher number of employees in 1998, higher depreciation and amortization expense due to higher fixed asset levels and amortization of intangibles related to the acquisition of Corinthian in April 1998 and higher marketing costs associated with the Company's consumer products lines in 1998.

The effective tax rate for the three months ended June 30, 1998 is 38.5%, which is consistent with the prior year.

Net income decreased $1,843 or 54.1% to $1,565 (5.1% of revenues) from $3,408 (7.3% of revenues) in 1997 primarily due to lower revenues combined with increased operating expenses partially offset by a higher gross margin percentage in 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 (DOLLARS IN THOUSANDS):

Revenues for the six months ended June 30, 1998 decreased $13,867 or 20.3% to $54,389 from $68,256 in the comparable period in 1997. Promotions revenues decreased $12,823 to $39,664 primarily as a result of lower sales on a Burger King promotion related to the release of DreamWorks SKG's Small Soldiers movie in 1998 in contrast to two promotions associated with the release of Universal Studio's The Lost World: Jurassic Park and a video release of The Land Before Time in 1997. In addition, the Small Soldiers promotion started late in the second quarter and ran into the third quarter of 1998. Consumer products revenues decreased $2,569 to $13,200 primarily due to lower sales under the Company's Warner Bros. international Looney Tunes license which terminates at the end of 1998 partially offset by sales related to Columbia/Tri-Star Pictures' release of Godzilla and sales of Headliners products subsequent to the Company's acquisition of Corinthian.

Cost of sales decreased $11,015 to $39,000 (71.7% of revenues) for the six months ended June 30, 1998 from $50,015 (73.3% of revenues) in the comparable period in 1997 due primarily to lower sales in 1998. The gross margin percentage for the period increased because of a more profitable mix of revenues in 1998. Consumer product programs, which typically have higher margins compared to promotional programs, accounted for 27% of revenues in 1998 compared to 23% in 1997.

Operating expenses increased $1,072 (9.7%) to $12,071 (22.2% of revenues) from $10,999 (16.1% of revenues) in the comparable period in 1997 primarily due to the addition of 23 employees anticipated over the June 30, 1997 level due to the acquisition of Corinthian and more employees to support anticipated higher sales volumes in the second half of 1998, increased occupancy costs for facilities to support the higher number of employees in 1998, higher depreciation and amortization expense due to higher fixed asset levels and amortization of intangibles related to the acquisition of Corinthian in April 1998 and higher marketing costs associated with the Company's consumer products lines in 1998.

The effective tax rate for the six months ended June 30, 1998 is 38.5%, which is consistent with the prior year.

Net income decreased $2,369 or 52.1% to $2,181 (4.0% of revenues) from $4,550 (6.6% of revenues) in 1997 primarily due to lower revenues earned in addition to increases in operating expenses partially offset by a higher gross margin percentage in 1998.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 1998, the Company's investment in cash and cash equivalents decreased $7,788 from the balance at December 31, 1997. This decrease was primarily due to cash paid in the acquisition of Corinthian in April 1998.

As of June 30, 1998, the Company's investment in accounts receivable increased $1,289 from the balance at December 31, 1997. This increase is primarily due to accounts receivable acquired in the acquisition of Corinthian and due to promotions program shipments late in the quarter ended June 30, 1998. As of June 30, 1998, inventory increased approximately $1,139 from December 31, 1997, primarily as a result of production-in-process related to Toys and Promotions programs which are scheduled to ship in the third and fourth quarters of 1998. The increase in inventory is also attributable to inventory acquired in the acquisition of Corinthian.

As of June 30, 1998, accounts payable and accrued expenses and other current liabilities increased $4,354 compared to December 31, 1997. This increase is primarily attributable to liabilities acquired in the Corinthian acquisition and to increases in accounts payable resulting from manufacturing costs associated with product shipments made late in the quarter.

As of June 30, 1998, working capital was $22,309 compared to $29,064 at December 31, 1997. The decrease in working capital was primarily a result of cash used in the acquisition of Corinthian, partially offset by profits earned for the six months ended June 30, 1998. On July 23, 1998, the Company acquired substantially all of the assets of Contract Marketing, Inc. and U.S. Imports and Promotions Co. in exchange for $15,000 in cash plus additional contingent cash consideration based upon the results of operations of the acquired businesses during each calendar year through December 31, 2002. This acquisition was financed through bank borrowings under the Company's existing credit facility. In addition, the Company is currently in the process of implementing a new computer system which is expected to cost approximately $5,000. As a result of these items, together with potential growth in the Company's business and other potential acquisitions, the Company will likely require additional financing. It is anticipated that such financing would be obtained depending on availability and market conditions, through bank financing, the issuance of additional equity or debt securities, or a combination of these sources. The Company is currently in negotiations with its banks to increase the credit facility to approximately $40 million. There can be no assurance, however, that such negotiations will be successful or that sufficient funding from other sources will be available at terms considered favorable by the Company. Any failure by the Company to timely obtain sufficient funding on favorable terms or otherwise could negatively impact the Company's business, financial condition and results of operations. The statements set forth herein are forward-looking, and actual results may differ materially (see the Cautionary Statement above).

CREDIT FACILITIES

The Company maintains a credit agreement with two commercial banks which makes available to the Company a line of credit of up to $25 million. The credit facility is secured by substantially all of the Company's assets. As of June 30, 1998, there were no amounts outstanding under this credit facility. Letters of credit amounts outstanding as of December 31, 1997 and June 30, 1998 were $4,156 and $2,763, respectively. As of August 12, 1998 there was a total of approximately $13,000 outstanding under this credit facility.

Subsequent to June 30, 1998 the credit agreement was amended to reflect the impact of the acquisitions of Contract Marketing, Inc. and U.S. Imports and Promotions Co. on certain of the agreement's covenants relating to the maintenance of financial ratios, to amend the maturity date to December 31, 1999 and to amend the rate of interest on bank borrowings to a fixed rate equivalent to the Eurodollar rate plus 2.25% or a variable rate equivalent to the Bank's reference rate plus .25%.

RELIANCE ON FOREIGN MANUFACTURERS

The Company's products are manufactured at facilities located in the Far East. Foreign manufacturing is subject to a number of risks, including, without limitations, transportation delays and interruptions, political and economic disruptions, foreign currency instability, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies.

FOREIGN CURRENCY RISK

As part of the Company's business, the Company enters into contracts for the purchase and sale of its products with entities in foreign countries. While the vast majority of the Company's contracts are denominated in U.S. dollars, significant fluctuations in the local currencies of the entities with whom the Company transacts business may adversely affect these entities abilities to fulfill their obligations under their contracts.

INFORMATION SYSTEMS

Based on a recent strategic and operational assessment, the Company decided to replace its existing information systems. The new enterprise systems are designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control. The conversion to the new systems and related projects are scheduled to be completed in the first half of 1999 and are expected to cost approximately $5,000, of which approximately $300 has been spent as of June 30, 1998.

The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The new enterprise systems discussed above have the added benefit of addressing Year 2000 systems issues.

The Company is also communicating with suppliers, distributors, financial institutions and others with which it does business to evaluate and coordinate Year 2000 requirements. There can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Failure to complete the system conversion in a timely manner or any significant disruption of the Company's ability to communicate electronically with its business partners could negatively impact the Company's business, financial condition and results of operations. The statements set forth herein are forward looking, actual results may differ materially (see Cautionary Statement above).

PART II.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 28, 1998. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were approved by the
     Stockholders:


                                                              Votes For            Votes Against or          Abstentions and
                                                                                       Withheld              Broker Non-Votes
                                                          -------------------     -------------------     -----------------------
1.     Election of Directors
       Lawrence Elins                                     4,991,020                          128,700                --
       Sanford R. Climan                                  4,990,820                          128,900                --
       Donald A. Kurz                                     4,991,020                          128,700                --
       Bruce Raben                                        4,990,820                          128,900                --
       Stephen P. Robeck                                  4,991,020                          128,700                --
2.     Ratification of Arthur Andersen LLP as the         5,117,040                              595                       2,085
       Company's Independent Auditor
3.     Amendment of the Equity Marketing, Inc.            3,656,674                          290,248                   1,172,798
       Stock Option Plan
4.     Amendment of the Non-Employee Director Stock       3,771,936                          152,870                   1,194,914
       Option Plan

     ITEM 5. OTHER INFORMATION

     If a stockholder proposal is introduced at the 1999 Annual Meeting of Stockholders without any discussion of the proposal in the proxy statement, and if the proponent does not notify the Company on or before March 14, 1999, as required by Rule 14a-4(c)(1) promulgated under the Exchange Act, of the intent to raise such proposal at the Annual Meeting, then proxies received by the Company for the 1999 Annual Meeting will be voted by the persons named as proxies in their discretion in regard to such proposal. Notice is to be given to the Company in writing at its principal office, 131 South Rodeo Drive, Beverly Hills, California, 90212-2428, directed to the attention of Leland P. Smith, Secretary.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          10.1 Amendment dated June 30, 1998 to Credit Agreement between the Company and Sanwa Bank California and Imperial Bank.

          10.2 Amendment dated July 23, 1998 to Credit Agreement between the Company and Sanwa Bank California and Imperial Bank.

          27.0 Financial Data Schedule.


     (b) Reports on Form 8-K:

          Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 1998. (Item 2)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EQUITY MARKETING, INC.
                                            ------------------------------------
                                            (Registrant)


Date:  As of August 14, 1998                /s/ DONALD A. KURZ
                                            ------------------------------------
                                            Donald A. Kurz
                                            President, Co-Chief Executive
                                            Officer


                                            /s/ MICHAEL J. WELCH
                                            ------------------------------------
                                            Michael J. Welch
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT


10.1 Amendment dated June 30, 1998 to Credit Agreement between the Company and Sanwa Bank California and Imperial Bank.

10.2 Amendment dated July 23, 1998 to Credit Agreement between the Company and Sanwa Bank California and Imperial Bank

27.0 Financial Data Schedule