Form 10-Q
period 1998-09-30
EQUITY MARKETING INC
filed 1998-11-16
CIK 911151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Common Stock, $.001 Par Value, 6,201,603 shares as of  November 12, 1998.

                             EQUITY MARKETING, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                   PAGE
                                                                                   ----
PART I.    FINANCIAL INFORMATION

           Item 1. Condensed Consolidated Financial Statements                        3

           Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                              11

PART II


           Item 5. Other Information                                                 17

           Item 6. Exhibits and Reports on Form 8-K                                  17

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                       1997               1998
                                                                     -------            -------
                                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                          $ 8,935            $ 3,011
  Accounts receivable (net of allowances for doubtful
      accounts of $600 and $1,852 as of December 31, 1997
      and September 30, 1998, respectively)                           27,773             20,635
  Inventory                                                            8,658             16,302
  Prepaid expenses and other current assets                            3,749              7,345
                                                                     -------            -------
               Total current assets                                   49,115             47,293
FIXED ASSETS, net                                                      2,550              3,895
INTANGIBLE ASSETS, net                                                 5,079             28,907
OTHER ASSETS                                                             409                393
                                                                     -------            -------
               Total assets                                          $57,153            $80,488
                                                                     =======            =======



   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   DECEMBER 31,        SEPTEMBER 30,
                                                                                      1997                 1998
                                                                                   -----------         ------------
                                                                                   (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                                                  $ 14,560             $ 19,005
    Short-term debt                                                                         --               12,000
    Accrued expenses and other current liabilities                                       5,491                9,212
                                                                                      --------             --------
            Total current liabilities                                                   20,051               40,217
LONG-TERM LIABILITIES                                                                      962                  926
                                                                                      --------             --------
            Total liabilities                                                           21,013               41,143
                                                                                      --------             --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value per share; 1,000,000
      shares authorized, none issued or outstanding                                         --                   --
    Common stock, par value $.001 per share, 20,000,000 shares authorized,
      6,010,103 and 6,085,585 shares outstanding as of December 31, 1997
      and September 30, 1998, respectively                                                  --                   --
    Additional paid-in capital                                                          13,371               15,095
    Retained earnings                                                                   25,056               26,537
                                                                                      --------             --------
                                                                                        38,427               41,632
Less--
    Treasury stock, 1,892,841 shares, at cost, as of December 31, 1997
       and September 30, 1998                                                           (1,279)              (1,279)
    Stock subscription receivable                                                          (43)                 (43)
    Unearned compensation                                                                 (965)                (965)
                                                                                      --------             --------
            Total stockholders' equity                                                  36,140               39,345
                                                                                      --------             --------
            Total liabilities and stockholders' equity                                $ 57,153             $ 80,488
                                                                                      ========             ========



   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER  30,                 SEPTEMBER 30,
                                                               ---------------------------      ---------------------------
                                                                   1997             1998            1997         1998
                                                               -----------     -----------      -----------     -----------
REVENUES                                                       $    27,588     $    29,987      $    95,844     $    84,376
COST OF SALES                                                       19,818          21,985           69,832          60,985
                                                               -----------     -----------      -----------     -----------
           Gross profit                                              7,770           8,002           26,012          23,391
                                                               -----------     -----------      -----------     -----------
OPERATING EXPENSES:
   Salaries, wages and benefits                                      2,495           3,208            7,812           8,933
   Selling, general and administrative                               3,161           4,066            8,844          10,412
   Business process reengineering                                       --           1,549               --           1,549
                                                               -----------     -----------      -----------     -----------
           Total operating expenses                                  5,656           8,823           16,656          20,894
                                                               -----------     -----------      -----------     -----------
           Income (loss) from operations                             2,114            (821)           9,356           2,497
INTEREST INCOME (EXPENSE), net                                         241            (317)             397             (90)
                                                               -----------     -----------      -----------     -----------
           Income (loss) before provision for income taxes           2,355          (1,138)           9,753           2,407
PROVISION (BENEFIT) FOR INCOME TAXES                                   907            (438)           3,755             926
                                                               -----------     -----------      -----------     -----------
           Net income (loss)                                   $     1,448     $      (700)     $     5,998     $     1,481
                                                               ===========     ===========      ===========     ===========

BASIC NET INCOME (LOSS) PER SHARE                              $      0.24     $     (0.12)     $      1.01     $      0.25
                                                               ===========     ===========      ===========     ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                        5,956,307       6,085,585        5,911,302       6,043,585
                                                               ===========     ===========      ===========     ===========

DILUTED NET INCOME (LOSS) PER SHARE                            $      0.23     $     (0.12)     $      0.97     $      0.24
                                                               ===========     ===========      ===========     ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                      6,289,128       6,085,585        6,192,197       6,238,634
                                                               ===========     ===========      ===========     ===========




         The accompanying notes are an integral part of these condensed consolidated statements.

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              -------------------------
                                                                                                1997             1998
                                                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                 $  5,998         $  1,481
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                              890            1,401
        Provision for doubtful accounts                                                            240              282
        Tax benefit from exercise of stock options                                                 407              529
        Other                                                                                       18               --
        Changes in operating assets and liabilities, excluding effects of acquisition:
           Increase (decrease) in cash and cash equivalents:
             Accounts receivable                                                                (9,992)           9,019
             Inventory                                                                          (3,046)          (6,000)
             Prepaid expenses and other current assets                                             (33)          (1,648)
             Other assets                                                                          176               36
             Accounts payable                                                                    9,871            2,193
             Accrued expenses and other current liabilities                                       (950)          (1,030)
             Deferred Revenue                                                                      689              357
             Long-term liabilities                                                                 (39)             (36)
                                                                                              --------         --------
            Net cash provided by operating activities                                            4,229            6,584
                                                                                              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of fixed assets                                                               (922)          (1,947)
          Payment for purchase of EPI Group                                                         --           (1,003)
          Payment for purchase of Synergy Minority Interest                                         --              (68)
          Payment for purchase of Contract Marketing, Inc. and U.S. Import
            & Promotions Co.                                                                        --          (15,429)
          Payment for purchase of Corinthian and Trademark                                          --           (8,435)
                                                                                              --------         --------
            Net cash used in investing activities                                                 (922)         (26,882)
                                                                                              --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of underwriters' warrants                                         458               --
          Proceeds from exercise of stock options                                                  412            1,195
          Borrowings under short-term debt                                                          --           24,300
          Repayments on short-term debt                                                             --          (12,300)
                                                                                              --------         --------
            Net cash provided by financing activities                                              870           13,195
                                                                                              --------         --------
            Net increase (decrease) in cash and cash equivalents                                 4,177           (7,103)

CASH ACQUIRED FROM PURCHSASED COMPANIES                                                             --            1,179

CASH AND CASH EQUIVALENTS, beginning of period                                                   8,502            8,935
                                                                                              --------         --------
CASH AND CASH EQUIVALENTS, end of period                                                      $ 12,679         $  3,011
                                                                                              ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID FOR
            Interest                                                                          $     52         $    289
                                                                                              ========         ========
            Income taxes                                                                      $  2,774         $  1,456
                                                                                              ========         ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

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

In September 1996, the Company purchased 100% of the common stock of EPI Group Limited ("EPI"), a Delaware corporation, a designer, developer, producer and distributor of promotional products for sale to oil companies, consumer products companies and retailers. In July 1998, the Company paid $1,003 to the former stockholders of EPI as additional cash consideration related to the Company's purchase of EPI. This amount was allocated to Goodwill.

As discussed in Note 3, in April 1998, the Company purchased 100% of the common stock of Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"). Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines.

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

NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), effective for the year ended December 31, 1997. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to the previously used fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options and warrants has an antidilutive effect. As a result, theses shares are not included with the weighted average shares outstanding of 6,085,585 used in the calculation of diluted loss per share for the three months ended September 30, 1998. The impact of including unexercised dilutive options and warrants was to increase weighted average shares outstanding by 332,821 at quarter end September 30, 1997. The impact of including unexercised dilutive options and warrants was to increase weighted average shares outstanding by 280,895 and 195,049 for the nine months ended September 30, 1997 and 1998, respectively. Options to purchase 10,000 and 1,587,981 shares of common stock which were outstanding as of September 30, 1997 and 1998, respectively, were excluded from the three months ended September 30, 1998 computation of diluted income per share as they would have been anti-dilutive. Prior year EPS has been conformed to current year presentation.

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

INVENTORY

Inventory consists of production-in-process which represents direct costs related to product development, raw materials and tooling which are deferred and amortized over the life of the products and finished products held for sale to customers, including finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of September 30, 1998 and December 31, 1997, inventory consisted of the following:


                            DECEMBER 31,  SEPTEMBER 30,
                               1997          1998
                             -------        -------
                                          (Unaudited)
Production-in-process        $ 4,935        $ 7,459
Finished goods                 3,723          8,843
                             -------        -------
                             $ 8,658        $16,302
                             =======        =======

NOTE 3 - ACQUISITIONS

On April 24, 1998, the Company acquired 100% of the common stock of Corinthian and certain trademarks related to its business, including the "Headliners" trademark (the "Trademark") from Corinthian Marketing PLC, for cash consideration of $7,892 in cash plus related transaction costs of $543 at the closing and potential contingent cash consideration of approximately $750 payable within one year after the closing upon satisfaction of certain conditions. Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines.

The Corinthian acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocations of the purchase price and the assumption of liabilities and include the operating results of Corinthian from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. As of September 30, 1998, the excess of the purchase price over the estimated fair values of the net assets acquired was $6,512 which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The Trademark has been preliminarily valued at $3,000 and is being amortized on a straight line basis over 20 years. The Company is in the process of obtaining valuations of the individual assets. The allocation of the excess purchase price may change based upon these valuations.

On July 23, 1998 the company acquired substantially all of the assets of Contract Marketing, Inc., a Massachusetts corporation, and U.S. Import and Promotions Co., a Florida corporation (collectively referred to herein as "CMI/USI"), in exchange for $15,000 plus related transaction costs of $429. Potential additional cash consideration may be paid based upon the results of operations of CMI/USI during each calendar year through December 31, 2002 as set forth in the respective Asset Purchase Agreements, dated as of July 23,1998, by and among the Company and each of Contract Marketing, Inc. and U.S. Import and Promotions Co. The source of funds used for the acquisition was bank borrowings from the Company's existing credit facility.

CMI/USI focuses primarily on promotions for oil and gas and other retailers. The Company intends to continue to use the acquired assets for this purpose. The primary operations of CMI/USI are located in West Boylston, Massachusetts and St. Augustine, Florida.

The CMI/USI acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocations of the purchase price to the acquired net assets based on their estimated fair value as of the acquisition date. As of September 30, 1998, the excess of the purchase price over the estimated fair value of the net assets acquired was $13,806 which has been recorded as goodwill and is being amortized on a straight line basis over 20 years. The Company is in the process of obtaining valuations of the individual assets. The allocation of the excess purchase price may change based upon these valuations.

The following unaudited pro-forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions of Corinthian and CMI/USI had occurred at the beginning of each period presented and includes pro-forma adjustments to give effect to the amortization of goodwill, decreased interest income and increased interest expense associated with funding the acquisitions, and certain other adjustments, together with the related income tax effects. The pro-forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Corinthian and CMI/USI had been a single entity during 1997 and during the nine months ended September 30, 1998, nor is it necessarily indicative of the results of operations that may occur in the future.


                                              NINE MONTHS
                                         ENDED SEPTEMBER 30,
                                    ----------------------------
                                        1997             1998
                                    ----------        ----------
Revenues                            $  110,409        $   91,734
Income from operations                   7,430             1,420
Net income                               4,904               801
Diluted net income per share               .79               .13
Diluted Weighted average
  shares outstanding                 6,192,197         6,238,634
                                    ==========        ==========

NOTE 4 - INFORMATION SYSTEMS

Based on strategic and operational assessments, the Company decided to replace its existing information systems. The new enterprise system is designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control. The conversion to the new system and the related business process reengineering is scheduled to be completed in the first half of 1999. These projects are expected to cost approximately $5,000, of which approximately $3,500 is expected to be spent on business process reengineering. In accordance with Emerging Issues Task Force Issue No. 97-13, such business process reengineering costs are expensed as incurred. These expenses totaled $1,549 for the three months ended September 30, 1998 and are presented as business process reengineering expenses in the accompanying condensed consolidated statements of operations. The expenditures for hardware, software, and software implementation associated with the conversion to the new system are capitalizable and are expected to total approximately $1,500. For the nine months ended September 30, 1998, approximately $1,100 of these costs have been capitalized and are reflected in fixed assets in the accompanying condensed consolidated balance sheet.

The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The new enterprise system discussed above has the added benefit of addressing Year 2000 systems issues.

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

NOTE 5 - SHORT-TERM DEBT

The Company maintains a revolving credit agreement ("Credit Agreement") with two commercial banks which makes available to the Company a line of credit of up to $25 million. The Credit Agreement is secured by substantially all of the Company's assets. As of September 30, 1998, there was a total of $12,000 outstanding under the Credit Agreement. In addition, letter of credit amounts outstanding as of December 31, 1997 and September 30, 1998 were $4,156 and $2,776 respectively. Borrowings under the Credit Agreement are reflected under short-term debt in the accompanying condensed consolidated balance sheets.

On July 23, 1998, the Credit Agreement was amended (a) to reflect the impact of the acquisition of CMI/USI on certain of the agreement's covenants relating to the maintenance of financial ratios, (b) to amend the maturity date to December 31, 1999 and (c) to amend the rate of interest on bank borrowings, through approximately the first quarter of 1999, to a fixed rate equivalent to the Eurodollar rate plus 2.25% or a variable rate equivalent to the Bank's reference rate plus .25%. These rates are reduced by .25% thereafter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

SEVERAL OF THE MATTERS DISCUSSED IN THIS DOCUMENT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. EQUITY MARKETING, INC. (THE "COMPANY") WISHES TO CAUTION READERS THAT FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS WHICH MAY OR MAY NOT PROVE ACCURATE AND ACCORDINGLY ARE NECESSARILY SPECULATIVE. READERS SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. ACTUAL RESULTS COULD VARY MATERIALLY FROM THOSE ANTICIPATED FOR A VARIETY OF REASONS, INCLUDING, WITHOUT LIMITATION, THE POTENTIAL CANCELLATION AND/OR DELAY OF PROMOTIONS DUE TO DELAYS IN RELEASE OF THEATRICAL MOTION PICTURES UPON WHICH THOSE PROMOTIONS ARE BASED, THE FAILURE OF THE COMPANY TO OBTAIN PROMOTIONS PROJECTS BASED ON THESE MOTION PICTURES AT ANTICIPATED LEVELS, THE SUCCESS OR FAILURE OF A SPECIFIC MOTION PICTURE OR TELEVISION PROPERTY, THE LOSS OF EXISTING LICENSES OR THE INABILITY TO RENEW OR EXTEND LICENSES UNDER FAVORABLE TERMS, CONSUMER DEMAND FOR ITS PRODUCTS, THE COMPANY'S DEPENDENCE ON A SINGLE CUSTOMER, QUARTERLY FLUCTUATIONS IN FINANCIAL RESULTS, DIFFICULTIES IN CONSUMMATING AND INTEGRATING ACQUISITIONS, AND INCREASES IN INTERNATIONAL TARIFF RATES, WHICH WOULD INCREASE THE COMPANY'S COST OF SALES. FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," "PLANS," "INTENDS," OR OTHER SIMILAR TERMINOLOGY.

The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 1997, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements and Risk Factors."

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

In September 1996, the Company purchased 100% of the common stock of EPI Group Limited ("EPI"), a Delaware corporation, a designer, developer, producer and distributor of promotional products for sale to oil companies, consumer products companies and retailers.

In April 1998, the Company purchased 100% of the common stock of Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"). Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:

                                                             THREE MONTHS                NINE MONTHS
                                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                       ---------------------        ---------------------
                                                         1997          1998           1997         1998
                                                       -------       -------        -------       -------
Revenues                                                 100.0%        100.0%         100.0%        100.0%
Cost of sales                                             71.8          73.3           72.9          72.3
                                                       -------       -------        -------       -------
Gross profit                                              28.2          26.7           27.1          27.7
                                                       -------       -------        -------       -------
Operating Expenses:
Salaries, wages and benefits                               9.0          10.7            8.1          10.6
Selling, general and administrative                       11.5          13.5            9.2          12.3
Business process reengineering                            --             5.2           --             1.8
                                                       -------       -------        -------       -------
Total operating expenses                                  20.5          29.4           17.3          24.7
                                                       -------       -------        -------       -------
Income (loss) from operations                              7.7          (2.7)           9.8           3.0
Interest income (expense), net                             0.8          (1.1)           0.4          (0.1)
                                                       -------       -------        -------       -------
Income (loss) before provision for income taxes            8.5          (3.8)          10.2           2.9
Provision (benefit) for income taxes                       3.3          (1.5)           3.9           1.1
                                                       -------       -------        -------       -------
Net income (loss)                                          5.2%         (2.3)%          6.3%          1.8%
                                                       =======       =======        =======       =======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 (DOLLARS IN THOUSANDS):

Revenues for the three months ended September 30, 1998 increased $2,399 or 9% to $29,987 from $27,588 in the comparable period in 1997. Promotions revenue for the three months ended September 30, 1998 increased $40 to $18,278 primarily as a result of sales associated with a Burger King promotion related to Nickelodeon's Nickel-O-Zone television programming block. Promotions revenue was also generated from the recent acquisitions of Contract Marketing, Inc. and U.S. Import & Promotions Co. ("CMI/USI"). These revenues were offset by reduced promotional activities in Latin America and Asia due to those regions' weak economic conditions compared to the prior year period. Consumer products revenue increased $2,359 to $11,709 primarily due to sales of product related to Universal Studio's upcoming release of Babe: Pig in the City and sales of Headliners products subsequent to the Company's acquisition of Corinthian Marketing, Inc. ("Corinthian"), offset by signficantly lower sales under the Company's Warner Bros.'s International Looney Tunes license, which terminates at the end of 1998.

Cost of sales increased $2,167 to $21,985 (73.3% of revenues) for the three months ended September 30, 1998 from $19,818 (71.8% of revenues) in the comparable period in 1997. The gross margin percentage for the period decreased because of write downs on excess inventories of toys based on licenses that the Company has chosen not to renew for 1999, offset by a more profitable mix of revenues in 1998.

Operating expenses increased $3,167 (56%) to $8,823 (29.4% of revenues) from $5,656 (20.5% of revenues) in the comparable period in 1997 primarily due to costs associated with business process reengineering related to the replacement of the Company's information systems. Operating expenses also increased as a result of an increase in salaries, wages and benefits of $713. This increase is primarily attributable to the addition of employees from the acquisitions of Corinthian and CMI/USI. In addition, operating expenses increased as a result of increases in the Company's occupancy, depreciation and amortization and marketing costs. Occupancy costs for facilities are higher to support the higher number of employees in 1998. Depreciation and amortization expenses increased due to higher fixed asset levels and amortization of intangibles related to the acquisitions of Corinthian in April 1998 and CMI/USI in July 1998. Marketing costs also increased for the Company's consumer products lines in 1998.

Excluding business process reengineering costs, net income for the three months ended September 30, 1998 would have been $253 or $0.04 per basic and diluted share.

The effective tax rate for the three months ended September 30, 1998 is 38.5%, which is consistent with the prior year.

Net income decreased $2,148 or 148.3% to a loss of $700 from a $1,448 profit in 1997. Increased revenues were offset by a lower gross margin percentage and increased operating expenses for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 (DOLLARS IN THOUSANDS):

Revenues for the nine months ended September 30, 1998 decreased $11,468 or 12.0% to $84,376 from $95,844 in the comparable period in 1997. Promotions revenues decreased $12,784 to $57,941 primarily as a result of lower sales volumes in the second quarter of 1998 on a Burger King promotion related to Dreamworks SKG's Small Soldiers movie, in contrast to two Burger King promotions associated with the release of Universal Studios' The Lost World: Jurassic Park and a video release of the Land Before Time for the corresponding period in the prior year. The decrease also resulted from slowed promotional activities in Latin America and Asia due to those regions' weak economic conditions compared to the corresponding period in the prior year. These decreases were offset by additional promotion revenue generated by CMI/USI. Consumer products revenue increased $1,316 to $26,435 primarily due to sales of product related to Columbia/Tri-Star Pictures' Godzilla, Universal Studios' upcoming release of
Babe: Pig in the City and sales of Headliners products subsequent to the acquisition of Corinthian, offset by significantly lower sales under the Company's Warner Bros. International Looney Tunes license which terminates at the end of 1998.

Cost of sales decreased $8,847 to $60,985 (72.3% of revenues) for the nine months ended September 30, 1998 from $69,832 (72.9% of revenues) in the comparable period in 1997 due primarily to lower sales in 1998. The gross margin percentage for the period increased slightly because of a more profitable mix of revenues in 1998 partially offset by write-downs on excess inventories of toys based on licenses that the Company has decided not to renew for 1999

Operating expenses increased $4,238 (25.4%) to $20,894 (24.7% of revenues) from $16,656 (17.3% of revenues) in the comparable period in 1997 primarily due to the costs associated with business process reengineering related to the replacement of the Company's computer systems. Operating expenses also increased as a result of an increase in salaries, wages and benefits of $1,121. This increase is primarily attributable to the addition of employees from the acquisitions of Corinthian and CMI/USI. In addition, operating expenses increased as a result of increases in the Company's occupancy, depreciation and amortization and marketing costs. Occupancy costs for facilities are higher to support a higher number of employees in 1998. Depreciation and amortization expense increased due to higher fixed asset levels and amortization of intangibles related to the acquisitions of Corinthian in April 1998 and CMI/USI in July 1998. Marketing costs also increased for the Company's consumer product lines in 1998.

Excluding business process reengineering costs, net income for the nine months ended September 30, 1998 would have been $2,434 or $0.40 per basic share and $0.39 per diluted share.

The effective tax rate for the nine months ended September 30, 1998 is 38.5%, which is consistent with the prior year.

Net income decreased $4,517 or 75.3% to $1,481 (1.8% of revenues) from $5,998 (6.3% of revenues) in 1997 primarily due to lower revenues earned in addition to increases in operating expenses partially offset by a higher gross margin percentage in 1998.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 1998, the Company's investment in cash and cash equivalents decreased $5,924 from the balance at December 31, 1997. This decrease was primarily due to cash paid in the acquisition of Corinthian in April 1998 and CMI/USI in July 1998 and additional cash consideration paid in July 1998 associated with the purchase of EPI.

As of September 30, 1998, the Company's investment in accounts receivable decreased $7,138 from the balance at December 31, 1997. This decrease is primarily due to collections of fourth quarter programs shipped late in the fourth quarter of 1997, partially offset by accounts receivable acquired in the Corinthian and CMI/USI acquisitions. As of September 30, 1998 inventory increased $7,644 from December 31, 1997 primarily as a result of production-in-process related to Toys and Promotions programs which are scheduled to ship in the fourth quarter of 1998. The increase in inventory is also attributable to inventory acquired in the Corinthian and CMI/USI acquisitions.

As of September 30, 1998, working capital was $7,076 compared to $29,064 at December 31, 1997. The decrease in working capital was primarily a result of cash used in the acquisitions of Corinthian in April 1998 and CMI/USI in July 1998. The decrease was also a result of cash used in the conversion to the new information system and the related business process reengineering, and was partially offset by profits for the nine months ended September 30, 1998. As a result of additional funds expected to be spent on the conversion to the new information system and the related business process reengineering (see Information Systems below), together with potential growth in the Company's business and other potential acquisitions, the Company will likely require additional financing. It is anticipated that such financing will be obtained, depending on availability and market conditions, through bank financing, the issuance of additional equity or debt securities, or a combination of these sources. The Company is currently in negotiations with its banks to increase the credit facility. There can be no assurance, however, that such negotiations will be successful or that sufficient funding from other sources will be available at terms considered favorable by the Company. Any failure by the Company to timely obtain sufficient funding on favorable terms could negatively impact the Company's business, financial condition and results of operations. The statements set forth herein are forward-looking, and actual results may differ materially (see the Cautionary Statement above).

CREDIT FACILITIES

The Company maintains a revolving credit agreement ("Credit Agreement") with two commercial banks which makes available to the Company a line of credit of up to $25 million. The Credit Agreement is secured by substantially all of the Company's assets. As of September 30, 1998, there was a total of $12,000 outstanding under the Credit Agreement. In addition, letter of credit amounts outstanding as of December 31, 1997 and September 30, 1998 were $4,156 and $2,776 respectively.

RELIANCE ON FOREIGN MANUFACTURERS

The Company's products are manufactured at facilities located in the Far East. Foreign manufacturing is subject to a number of risks, including, without limitation, transportation delays and interruptions, political and economic disruptions, foreign currency instability, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies.

FOREIGN CURRENCY RISK

As part of the Company's business, the Company enters into contracts for the purchase and sale of its products with entities in foreign countries. While the vast majority of the Company's contracts are denominated in U.S. dollars, significant fluctuations in the local currencies of the entities with whom the Company transacts business may adversely affect these entities' abilities to fulfill their obligations under their contracts.

INFORMATION SYSTEMS

Based on strategic and operational assessments, the Company decided to replace its existing information systems. The new enterprise system is designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control. The conversion to the new system and the related business process reengineering is scheduled to be completed in the first half of 1999. These projects are expected to cost approximately $5,000, of which approximately $3,500 is expected to be spent on business process reengineering. In accordance with Emerging Issues Task Force Issue No. 97-13, such business process reengineering costs are expensed as incurred. These expenses totaled $1,549 for the three months ended September 30, 1998 and are presented as business process reengineering expenses in the accompanying condensed consolidated statements of operations. The expenditures for hardware, software, and software implementation associated with the conversion to the new system, are capitalizable and are expected to total approximately $1,500. For the nine months ended September 30, 1998, approximately $1,100 of these costs have been capitalized and are reflected in fixed assets in the accompanying condensed consolidated balance sheet.

The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The new enterprise system discussed above has the added benefit of addressing Year 2000 systems issues.

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

PART II.

    ITEM 5. OTHER INFORMATION

        The Company's Bylaws require advance notice for any business to be brought before a meeting of stockholders. In general, for business to be brought before an annual meeting by a stockholder, written notice of the stockholder proposal must be delivered to the Secretary of the Company not less than the close of business on the ninetieth day nor earlier than the close of business on the one hundred twentieth day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than thirty days before or more than sixty days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth day prior to such annual meeting and not later than the close of business on the later of the ninetieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such annual meeting is first made. In general, the stockholder's notice to the Secretary must contain a brief description of the business to be brought before the meeting and the reasons for conducting such business at the meeting, as well as certain other information. Written notice of any such stockholder proposal should be sent to the Secretary, Equity Marketing Inc., 131 South Rodeo Drive, Beverly Hills, California 90212-2428.


    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        3.1    Amended and restated Bylaws of the Company.

        10.1   Amended and restated Stock Option Plan of the Company.

        10.2 Form of Grant Agreement under the amended and restated Stock Option Plan of the Company.

        10.3   Form of Indemnification Agreement.

        27.0   Financial Data Schedule.

    (b) Reports on Form 8-K:

        Report on Form 8-K/A filed with the Securities and Exchange Commission on July 8, 1998.

        Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 1998.

        Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 1998.

        Report on Form 8-K/A filed with Securities and Exchange Commission on October 6, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EQUITY MARKETING, INC.

                                    (Registrant)



Date:  As of November 16, 1998      /s/ MICHAEL J. WELCH
                                    --------------------------------------------
                                    Michael J. Welch
                                    Executive Vice President and Chief
                                    Financial Officer (Principal
                                    Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT

3.1     Amended and restated Bylaws of the Company.

10.1    Amended and restated Stock Option Plan of the Company.

10.2 Form of Grant Agreement under the amended and restated Stock Option Plan of the Company.

10.3    Form of Indemnification Agreement.

27.0    Financial Data Schedule.