Form 10-K405
period 1998-12-31
EQUITY MARKETING INC
filed 1999-03-31
CIK 911151

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________to
____________________

Commission File Number 23346

EQUITY MARKETING, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                            13-3534145
(STATE OF OR OTHER JURISDICTION     (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

6330 SAN VICENTE BLVD.
LOS ANGELES, CALIFORNIA
90048   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(323) 932-4300
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12 (b) of the Act;

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
None                                None

Securities registered pursuant to Section 12(g) of the Act:

                                    TITLE OF EACH CLASS
                                    Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999 was $21,270,723.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Number of Shares outstanding on March 19, 1999
Common Stock, $0.001 par value 6,202,151

Documents Incorporated by Reference: Certain portions of the Registrant's Proxy Statement relating to Registrant's annual meeting of stockholders scheduled to be held on May 26, 1999 are incorporated by reference into Part III of this Form 10-K.

                                                   Equity Marketing, Inc.      1

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 1998

ITEMS IN FORM 10-K

------------------------------------------------------------
PART I                                                  Page

------------------------------------------------------------

ITEM 1.       BUSINESS                                     3
ITEM 2.       PROPERTIES                                   6
ITEM 3.       LEGAL PROCEEDINGS                            6
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                             6
------------------------------------------------------------
PART II
------------------------------------------------------------

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS       7
ITEM 6.       SELECTED FINANCIAL DATA                      8
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                   9
ITEM 7A.      QUANTITATIVE AND QUALITATIVE
              DISCLOSURES ABOUT MARKET RISK               15
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY
              DATA                                        15
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE                                  15
------------------------------------------------------------
PART III
------------------------------------------------------------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT                                  16
ITEM 11.      EXECUTIVE COMPENSATION                      17
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT            17
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS                                17
------------------------------------------------------------
PART IV
------------------------------------------------------------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K                     18

FORWARD-LOOKING STATEMENTS
Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Equity Marketing, Inc., a Delaware corporation (the "Company") wishes to caution readers that forward-looking statements are based on assumptions which may or may not prove accurate and accordingly are necessarily speculative. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements and Risk Factors."

2    Equity Marketing, Inc.

PART I

ITEM 1. BUSINESS

                                ($000's omitted)

GENERAL
Equity Marketing, Inc., a Delaware corporation ("Equity Marketing" or the "Company"), is a provider of integrated custom promotional products and services that builds sales and brand awareness for domestic and international quick service restaurant chains, oil and gas companies, packaged goods companies and mass market retailers. The Company also designs, develops and promotes consumer products that complement its promotions business and that are distributed primarily through mass market and specialty retailers, as well as international distributors. The Company's products include character figurines, action vehicles, plush toys, dolls, play sets, beverage containers, fashion accessories and a variety of other items. Programs of the promotions division of the Company, Equity Promotions ("Equity Promotions" or "Promotions"), are utilized primarily in promotional campaigns implemented by quick service restaurant and consumer products customers, which include Burger King Corporation ("Burger King"), Coca-Cola Company, Exxon Corp., Sunoco, Inc. and CVS Corp. Equity Consumer Products ("Equity Consumer Products" or "Consumer Products"), the consumer products division of the Company, designs and produces niche products based on trademarks owned by the Company such as Headliners-Registered Trademark- and Tub Tints-Registered Trademark- or on classic, time-tested licensed properties such as Scooby-Doo-TM- for sale to major mass market and specialty market retailers such as Toys 'R' Us, Inc. ("Toys 'R' Us"), Walmart Stores, Inc. ("Walmart"), Target Stores, Inc. ("Target"), Blockbuster Entertainment Group ("Blockbuster"), and to various international distributors worldwide.

The Company's promotional programs are typically based upon characters from entertainment properties licensed by television and motion picture studios and others. Licenses for characters upon which Equity Promotions' programs are based are generally obtained directly by the Company's customers from licensors, including Warner Bros. Inc. ("Warner Bros."), Universal Studios ("Universal"), Nickleodeon, a division of MTV Networks, a division of Viacom, DreamWorks SKG, The Walt Disney Company, Sony Pictures Entertainment and Twentieth Century Fox. Such licenses are typically specific to the promotional campaign implemented by the Company's customers and generally do not extend beyond the end of the promotional campaign. In contrast, Equity Consumer Products generally obtains licenses directly from licensors. These licenses generally grant the Company rights to design, manufacture and distribute certain specific items or types of items in specific United States and/or international markets for defined terms, typically one to three years.

The Company believes its principal competitive advantages are its extensive brand-building and sales-building experience developed over years of serving Burger King and other customers, extensive creative capabilities, access to a broad range of intellectual property from the worlds of entertainment, music and sports and an infrastructure that can deliver unique, high-quality and cost-effective products and services.

Beginning in December 1998, the Company is no longer pursuing new event movie licenses for the consumer products business. In addition, the Company has taken or is the process of taking steps to terminate the majority of existing entertainment licenses utilized by Equity Consumer Products. (See "Equity Consumer Products" below and Notes 2, 3 and 4 of the accompanying Notes to Consolidated Financial Statements.)

The Company is seeking to acquire other companies and is also investing in its sales force and infrastructure to target new markets through internal growth. No assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating such transactions.

EQUITY PROMOTIONS
The Company's largest current market is the design and implementation of fully integrated promotional programs which incorporate products used as free premiums or sold in conjunction with the purchase of meals at Burger King. The Company also produces products for use in promotional programs run by its consumer products and oil and gas company customers. Premium-based promotions are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment, music or sports properties on which the promotional products are based. The use of promotional products based upon entertainment, music or sports properties allows promotion sponsors to draw upon the popular identity developed by the licensed characters through exposure in various media such as television programs, motion pictures and publishing. Promotions are designed to benefit sponsors by generating consumer loyalty, building market share and enhancing the sponsors' images as providers of value-added

                                                   Equity Marketing, Inc.      3
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

Equity Promotions' principal strategy is to be a market-driven and customer-driven organization that seeks to be a strategic marketing partner with its clients through recommending, executing and measuring a broad range of fully integrated brand-building and sales-building programs that may or may not be product-based. Equity Promotions also intends to continue to diversify its promotions customer base outside of quick service restaurants and to continue to expand its relationship with Burger King. In connection with these strategic goals, in July 1998, the Company acquired substantially all of the assets of U.S. Import & Promotions Co., Inc. ("USI") and Contract Marketing, Inc. ("CMI"), two related companies with a primary focus on collectible toy truck promotions for oil and gas retailers. See Note 5 of the accompanying Notes to Consolidated Financial Statements. USI and CMI provide sales and account management services, creative and design services, management of overseas production of promotional products and warehousing and fulfillment services to their customers. In addition, in late 1998, the Company launched a sports promotions business designed to leverage the Company's existing Headliners-Registered Trademark-trademark, sports experience and sports licenses and aimed at major professional leagues and collegiate associations as well as individual teams and their corporate sponsors. (See "Equity Consumer Products" below.)

Equity Promotions performs a wide range of creative design, development, production and fulfillment services for its customers. The Company assists customers with promotional strategy, calendar planning, and concept development; provides an initial evaluation of intellectual properties for which licenses are available; advises customers as to which licenses are consistent with their marketing objectives and sometimes assists customers in procuring such licenses. The Company also proposes specific product and non-product based promotions utilizing the properties secured by its customers; develops promotional concepts and designs based on the property; provides the development and engineering necessary to translate the property, which often consists of two-dimensional artwork, into finished products; obtains or coordinates licensor approval of product designs, prototypes and finished products; contracts for and supervises the manufacture of products; arranges for safety testing to customer and regulatory specifications by an independent testing laboratory; and arranges insurance, customs clearance and, in most instances, the shipping of finished products to the customer. The Company also provides creative services as needed to customers for packaging and point-of-sale advertising. In some cases, customers obtain license rights or develop promotions concepts independently and engage the Company only to design and produce specific products. In other cases, the Company provides the full range of its services.

The Company's international promotions include unique products and programs tailored to local markets and the use of products from promotions originally run in the United States. American entertainment properties are generally released in other countries subsequent to the date of their release in the United States. Because the Company has already made its investment in the creative development of concepts based upon such entertainment properties by the time of their domestic release, it often has completed both creative, and in some instances, production work in advance of their foreign release. The Company pursues promotions opportunities worldwide. In 1998, the Company sold promotional products internationally in the United Kingdom, Germany, Spain, Australia, Philippines, South Africa, Mexico and throughout Latin America. The Company's current strategy is to focus on domestic expansion of its Equity Promotions business and reduce resources allocated to expansion in Europe, Latin America and Asia.

Promotions revenues for the years ended December 31, 1996, 1997 and 1998 were $92,812, $116,022 and $116,280 or 83.1%, 79.3% and 73.1% of the Company's
revenues, respectively. A single promotions customer, Burger King, accounted for 69.5%, 67.3% and 62.7% of the Company's total revenues for the years ended December 31, 1996, 1997 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements and Risk Factors."

EQUITY CONSUMER PRODUCTS
Equity Consumer Products designs and manufactures toys and other consumer products for sale to major mass market retailers such as Toys 'R' Us, Walmart and Target, specialty market retailers such as Store of Knowledge, Zany Brainy and Blockbuster and to various international distributors worldwide. These products incorporate trademarks the Company owns such as Headliners-Registered Trademark- or licenses of classic, time-tested properties the Company has obtained from entertainment companies such as Warner Bros. and Universal. In some cases, the products are based on the same licensed properties that are used by Equity Promotions.

4    Equity Marketing, Inc.

In April and May 1998, the Company obtained a three-year licensing agreement with Universal to design, manufacture, market and distribute toys for CURIOUS GEORGE and WOODY WOODPECKER & FRIENDS. Also in April 1998, the Company acquired Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"), the producer and distributor of the Headliners-Registered Trademark-brand of collectible sports figurines. Headliners-Registered Trademark- are uniquely designed with oversized heads to capture the look and personality of popular professional athletes and are based on licensing relationships with Major League Baseball and the M.L.B. Players' Association, the National Hockey League and the N.H.L. Players' Association, and the National Football League, N.F.L. Players, Inc., N.F.L. Quarterback Club and the Collegiate Licensing Corporation. In May 1998, the Company obtained a three-year licensing and distribution agreement with NASCAR, the governing body of U.S. stock car racing to design, produce and distribute NASCAR-related collectible pins. In June 1998, the Company obtained a three-year licensing agreement with Warner Bros. to design, manufacture, market and distribute toys based on characters from SCOOBY-DOO-TM-, one of the longest-running children's cartoon shows in television history. In July 1998, the Company acquired the worldwide rights to manufacture, market and distribute Tub Tints-Registered Trademark-, a children's bath product consisting of effervescent tablets which dissolve in the bath and currently come in three colors: red, yellow and blue. Depending on which color tablets are mixed, a wide variety of colors can be created.

Equity Consumer Products' principal strategy is to focus on distinctive, niche products that compliment its promotions business and are based on trademarks owned by the Company or on classic, time-tested licensed properties that are likely to produce revenue for several years, thus increasing the predictability of the Company's revenues. The Company intends to implement this strategy through both internal growth and acquisitions. No assurance can be given that the Company will be successful in obtaining or renewing licenses under satisfactory terms or that the Company will find suitable acquisition candidates.

Beginning in December 1998 and consistent with its strategy, the Company is no longer pursuing new event movie licenses for the consumer products business. In addition, the Company has taken or is the process of taking steps to terminate the majority of existing entertainment licenses utilized by Equity Consumer Products.

Equity Consumer Products' revenues were $18,875, $30,306 and $42,856 or 16.9%, 20.7% and 26.9% of the Company's total revenues, for the years ended December 31, 1996, 1997 and 1998, respectively.

BACKLOG
Order backlog at December 31, 1997 and 1998 was approximately $41,264 and $68,792 respectively. The Company expects the 1998 order backlog to be filled by December 31, 1999.

MANUFACTURING
The Company's products are manufactured according to Company and customer specifications by unaffiliated contract manufacturers. Equity Marketing Hong Kong, Ltd., a wholly owned subsidiary of the Company ("Equity Marketing HK"), manages production of the Company's products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation. The Company believes that the presence of a dedicated staff in Hong Kong results in lower net costs, increased ability to respond rapidly to customer orders and maintenance of more effective quality control standards. Products manufactured in the Far East represented approximately 98% of the Company's 1998 production. The Company's products are also manufactured by third parties in the United States. Equity Marketing generally retains, for itself or on behalf of its customers, ownership of the molds and tooling required for the manufacture of its products. The Company is not a party to any long-term contractual arrangements with any manufacturer.

TRADEMARKS AND COPYRIGHTS
The Company does not own trademarks or copyrights on properties on which most of its current products are based. These rights are typically owned or controlled by the creator of the property or by the entity which develops or promotes a property, such as a motion picture or television producer. Equity Marketing is the owner of the trademarks associated with Headliners-Registered Trademark-.

COMPETITION
The domestic and international promotions and consumer products businesses are highly competitive. In its core domestic promotions business, Equity Marketing competes with several other companies, the most significant of which is Alcone Marketing Group, a subsidiary of the Omnicom Group, Inc. Other competitors in promotions include Promotional Partners International and Simon Marketing, Inc., a division of Cyrk, Inc. Competition in the international promotions industry includes local companies in each market and a small number of emerging international promotions companies. The Company expects that in 1999, the principal competitors to the Company's consumer

                                                   Equity Marketing, Inc.      5
products business will be smaller toy companies like Play By Play Toys & Novelties, Inc. and Toy Biz, Inc. However, the toy industry includes major toy and game manufacturers such as Hasbro, Inc. and Mattel, Inc. that compete in some of the same product categories as Equity Consumer Products. The Company believes the principal competitive factors affecting its business are creative execution, license selection, price, product quality and speed of production. The Company's consumer products competitors include companies which have far more extensive sales and development staffs and significantly greater financial resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

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

EMPLOYEES
As of December 31, 1998, Equity Marketing employed 157 individuals, including 38 individuals employed by and located at Equity Marketing HK. 15 of these employees have been or will be terminated subsequent to December 31, 1998 in connection with the Company's decision to exit certain business activities (see note 2 in the accompanying notes to consolidated financial statements). In addition, the Company utilizes, on an ongoing basis, the services of freelance artists and other temporary staff. Equity Marketing believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES

On January 4, 1999, Equity Marketing occupied its new corporate offices and studio facilities of approximately 54,000 square feet of leased space in Los Angeles, California. The lease expires July 31, 2005. Equity Marketing's former corporate offices and studio facilities occupied approximately 28,000 square feet of leased space in Beverly Hills, California. The lease expires October 31, 2005. Equity Marketing has entered into a sublease of the former corporate offices that expires on the same date as Equity Marketing's lease. Equity Marketing Hong Kong, Ltd. occupies approximately 6,000 square feet of leased space in Hong Kong, under a lease which expires November 30, 1999.

ITEM 3. LEGAL PROCEEDINGS

In 1994, a complaint was filed by an individual who claimed he was entitled to compensation as a result of his having introduced the Company to Josephthal Lyon & Ross Incorporated, the representative of the underwriters for the Company's initial public offering ("the Offering"). The complainant sought a "finders fee" of "not less than 4% of the cash and 150 basis points in stock warrants based upon the stock sold in the Offering." Josephthal Lyon & Ross Incorporated is defending the action on behalf of the Company and has agreed to indemnify the Company and each of its officers and directors from and against any and all damages resulting from a final non-appealable judgement against the Company in such litigation. In March 1998, a judgement was obtained in favor of the plaintiff for approximately $74, plus interest thereon from May 2, 1994. The judgement was appealed by the plaintiff. Oral arguments in the appeal were heard on February 9, 1999. In a unanimous decision issued on March 2, 1999, the appeal was denied.

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

6    Equity Marketing, Inc.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol EMAK.

As of March 15, 1999, there were approximately 1,750 holders of record of the Company's Common Stock.

The Company currently has no plans to pay dividends on its Common Stock. The Company intends to retain all earnings for use in its business. Under the Company's current credit facility, the Company cannot pay dividends without the prior consent of the lenders. See Note 8 of the accompanying Notes to Consolidated Financial Statements.

The following table sets forth the high and low sales prices on the Nasdaq National Market for the calendar periods indicated:

Price Range of Common Stock


                                        1997                  1998
                                ------------------------------------------
                                     high        low       high        low
                                ------------------------------------------
First Quarter                      21 1/4     16 1/4         27   19 15/16
Second Quarter                     26 1/2     16 1/4     24 1/8     19 5/8
Third Quarter                      30 3/4     23 1/4     21 7/8      6 1/4
Fourth Quarter                     30 1/2     23 3/8     11 1/2      5 3/8

                                                   Equity Marketing, Inc.      7

ITEM 6. SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial and operating data for the Company as of and for each of the years in the five-year period ended December 31, 1998. The selected consolidated financial and operating data in the tables should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(in thousands, except                      Year Ended December 31,
share and per share data)       1994       1995       1996       1997       1998
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS
 OF OPERATIONS AND PER
 SHARE DATA:

Revenues                     $61,776    $84,015   $111,687   $146,328   $159,136

OPERATING EXPENSES:

   Cost of sales              46,831     63,341     81,440    107,961    114,840
   Provision for
    production-in-process
    losses                        --         --         --         --      2,666
   Salaries, wages and
    benefits                   5,072      6,678      8,877     10,631     13,403
   Selling, general and
    administrative             4,706      7,044      9,955     12,611     20,587
   Impairment of assets           --         --         --         --      6,712
   Restructuring                  --         --         --         --      4,121
   Business process
    reengineering                 --         --         --         --      2,220
   Relocation expense            882         --         --         --         --
--------------------------------------------------------------------------------
   Total operating
    expenses                  57,491     77,063    100,272    131,203    164,549
--------------------------------------------------------------------------------
  Income (loss) from
   operations                  4,285      6,952     11,415     15,125     (5,413)
Other income (expense),
 net                             112        449        259        522       (511)
--------------------------------------------------------------------------------
  Income (loss) before
   provision for income
   taxes                       4,397      7,401     11,674     15,647     (5,924)
Provision for income
 taxes                         1,847      2,812      4,231      6,024         69
--------------------------------------------------------------------------------
   Net income (loss)         $ 2,550    $ 4,589   $  7,443   $  9,623   $ (5,993)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BASIC INCOME (LOSS) PER
 SHARE:
   Earnings (loss) per
    share                       0.48       0.83       1.33       1.63      (0.98)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    Weighted average
     shares outstanding    5,292,074  5,527,429  5,598,268  5,913,313  6,089,618
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DILUTED INCOME (LOSS) PER
 SHARE:
   Earnings (loss) per
    share                      $0.47      $0.80      $1.26      $1.55     $(0.98)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   Weighted average
    shares outstanding     5,462,425  5,728,549  5,891,357  6,216,794  6,089,618
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        As of December 31,
(in thousands)                1994     1995     1996     1997      1998
-----------------------------------------------------------------------

CONSOLIDATED BALANCE
 SHEET DATA:

Working capital            $ 9,535  $12,446  $17,952  $28,128  $  4,268
Total assets                25,732   26,262   37,193   57,153   115,480
Long-term debt                  --       --       --       --        --
Stockholders' equity       $10,573  $14,882  $25,033  $36,140  $ 32,407

8    Equity Marketing, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated the Company's operating expenses as a percentage of its total revenues:

                                     Year Ended December 31,
                                       1996    1997     1998
------------------------------------------------------------

Revenues                              100.0%  100.0%   100.0%

OPERATING EXPENSES:
   Cost of sales                       72.9%   73.8%    72.2%
   Provision for
    production-in-process losses         --%     --%     1.7%
   Salaries, wages and benefits         8.0%    7.3%     8.4%
   Selling, general and
    administrative                      8.9%    8.6%    12.9%
   Impairment of assets                  --%     --%     4.2%
   Restructuring                         --%     --%     2.6%
   Business process reengineering        --%     --%     1.4%
------------------------------------------------------------
    Total operating expenses           89.8%   89.7%   103.4%
------------------------------------------------------------
    Income (loss) from operations      10.2%   10.3%    (3.4)%
Other income, net                        .2%     .4%    (0.4)%
------------------------------------------------------------
    Income (loss) before provision
      (benefit) for income taxes       10.4%   10.7%    (3.8)%
Provision for income taxes              3.8%    4.1%      --%
------------------------------------------------------------
Net income (loss)                       6.6%    6.6%    (3.8)%
------------------------------------------------------------
------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues in 1998 increased $12,808 or 8.8% to $159,136 from $146,328 in 1997.
This increase was the result of increased revenues for both Promotions and Consumer Products. Promotions' revenues increased $258 or 0.2% to $116,280 due to a large promotion associated with Nickelodeon's The Rugrats Movie as well as additional oil and gas promotion revenue generated subsequent to the acquisition of CMI and USI. These increases were offset by slowed promotional activities in Latin America and Asia due to those regions' weak economic conditions compared to the corresponding period in the prior year. Revenues for the Consumer Products division increased $12,550 or 41.4% to $42,856 from $30,306 primarily due to sales of Headliners-Registered Trademark- product subsequent to the acquisition of Corinthian.

Cost of sales increased $6,879, or 6.4% to $114,840 in 1998 (72.2% of revenues) from $107,961 (73.8% of revenues) in 1997. This increase was due to increased sales in 1998. Gross profit as a percentage of revenues increased slightly in 1998 from 1997 due primarily to a more profitable mix of revenues in 1998, partially offset by write-downs on excess inventories of toys based on licenses that the Company has decided not to renew for 1999.

The provision for production-in-process losses of $2,666 recorded in 1998 represents a write-off of tooling and development costs of consumer product lines which the Company has decided to exit.

Salaries, wages and benefits increased $2,772, or 26.1% to $13,403 (8.4% of revenues). This increase was attributable to the full year impact of employees added throughout 1997, the addition of employees in the first half of 1998 and to the addition of employees from the acquisitions of Corinthian, CMI and USI.

Selling, general and administrative expenses increased $7,976, or 63.2% to $20,587 (12.9% of revenues). This increase is due to increased depreciation and amortization expense (increase of $775) associated with higher fixed asset levels in 1998 and amortization of intangibles related to the acquisitions of Corinthian in April 1998 and CMI and USI in July 1998. The increase is also attributable to increased marketing costs for the consumer product lines (increase of $2,930), increased commissions and other selling expenses associated with the increase in sales (increase of $979), increased development costs (increase of $1,383), increased occupancy costs for facilities to support the higher number of employees (increase of $566) and increased bad debt expense (increase of $1,343) in 1998.

                                                   Equity Marketing, Inc.      9

The Company recorded a charge for impairment of assets of $6,712 for write-downs associated with the impairment of the goodwill and other intangibles generated by the Company's purchase of EPI Group Limited in 1996, as a result of that subsidiary's loss of its major customer, as well as for write-offs of royalty advances paid on long-term licenses the Company has decided to exit.

The Company recorded a restructuring charge of $4,121 in the fourth quarter of 1998. This charge is related to the Company's plans to exit the event-license based consumer product business along with its retail pin business. This charge reflects royalty guarantees yet to be paid on licenses the Company has exited or is planning to exit as well as severance and other charges associated with staff reductions and the pending closure of the Company's warehouse facility. For the years ended December 31, 1997 and 1998 the total Consumer Product revenues from the licenses that the Company has decided not to continue amounted to $28,807 and $30,046, respectively. For the years ended December 31, 1997 and 1998, the cost of sales associated with these revenues totaled $20,412 and $23,657, respectively.

Business process reengineering of $2,220 for the year ended December 31, 1998, represents costs associated with the replacement of the Company's computer systems (see "INFORMATION SYSTEMS").

Income (loss) from operations decreased $20,538 or 135.8% to $(5,413) in 1998 ((3.4)% of revenues) from $15,125 in 1997 (10.3% of revenues). This decrease is attributable to the charges for business process reengineering, provision for production-in-process losses, restructuring, and impairment of assets as well as the increase in salaries, wages and benefits and selling, general and administrative expenses in 1998.

The effective tax rate changed in 1998 to 0.01% from 38.5% in 1997. This change is attributable primarily to the addition of non-deductible goodwill from the purchase of Corinthian as well as to the write-down of non-deductible goodwill related to EPI. This resulted in taxable income despite the loss recorded in 1998.

Net income (loss) decreased $15,616, or 162.3% to $(5,993) ((3.8) % of revenues) in 1998 from $9,623 (6.6% of revenues) in 1997 primarily due to the factors previously discussed.

Excluding the impact of restructuring charges, asset impairment charges, provisions for production-in-process losses and the business process reengineering costs related to replacement of its information systems incurred in 1998, the Company would have reported net income for 1998 of approximately $5,700, or $0.90 per diluted share.

The Company's plans to exit the event-license based consumer product business as well as its write-downs of goodwill will have the effect of reducing future salaries and wages and future goodwill amortization. These reductions, however, will be offset by increased salaries and wages and goodwill amortization as a result of the acquisitions of Corinthian, CMI and USI, which took place during 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues in 1997 increased $34,641 or 31.0% to $146,328 from $111,687 in
1996. This increase was the result of increased revenues for both Promotions and Consumer Products. Promotions' revenues increased $23,210 or 25.0% to $116,022 due to large promotions associated with Universal's THE LOST WORLD:
JURASSIC PARK and its home video feature THE LAND BEFORE TIME and Fox's ANASTASIA and due to increases in the number of both domestic and international promotions programs sold in 1997. Revenues for the Consumer Products division increased $11,431 or 60.6% to $30,306 due to sales associated with Universal's THE LOST WORLD: JURASSIC PARK and THE LAND BEFORE TIME, increases in sales under the Company's Warner Bros. international LOONEY TUNES license to design and manufacture products for sale to various international distributors and sales of products based on the PBS television property, WISHBONE.

Cost of sales increased $26,521 or 32.6% to $107,961 in 1997 (73.8% of revenues) from $81,440 (72.9% of revenues) in 1996. This increase was due to higher sales volume in 1997. Gross profit as a percentage of revenues decreased slightly in 1997 from 1996 due primarily to the sales mix, a greater percentage of Consumer Products revenues offset by higher volume, lower margin Promotions sales due to competitive pressures in 1997

Salaries, wages and benefits increased $1,754 or 19.8% to $10,631 (7.3% of revenues) in 1997 from $8,877 (8.0% of revenues) in 1996. This increase is attributable to the addition of approximately 23 employees plus the full year effect of the 26 employees added in 1996.

10    Equity Marketing, Inc.

Selling, general and administrative expenses increased $2,656 or 26.7% to 12,611 (8.6% of revenues) in 1997 from $9,955 (8.9% of revenues) due to (i) higher sales commissions associated with the growth in the Consumer Products revenues in 1997, (ii) increased telephone, postage, supplies and occupancy costs associated with the increased number of employees and (iii) increased travel costs associated with the Company's more aggressive sales efforts in 1997.

Income from operations increased $3,710 or 32.5% to $15,125 in 1997 (10.3% of revenues) from $11,415 in 1996 (10.2% of revenues). This increase is attributable to higher revenues, partially offset by higher salaries, wages and benefits and higher selling, general and administrative expenses in 1997.

The effective tax rate in 1997 was 38.5% compared to the effective tax rate of 36.2% in 1996. The increase in the effective tax rate in 1997 was due primarily to differences in the locations to which products were shipped in 1997, which had the effect of increasing California state taxes.

Net income increased $2,180 or 29.3% to $9,623 (6.6% of revenues) in 1997 from $7,443 (6.6% of revenues) in 1996 primarily due to the increases in revenues and gross profit partially offset by increases in salaries, wages and benefits and selling, general and administrative expenses and an increase in the effective tax rate in 1997.

FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 1998, the Company's investment in gross accounts receivable increased $32,382 from the balance at December 31, 1997. This increase was attributable to increased fourth-quarter revenues in 1998 and promotional programs which shipped late in the fourth quarter of 1998. As of March 15, 1999, a substantial portion of the receivables related to fourth quarter 1998 shipments had been collected. At December 31, 1998, inventory increased $4,459 over the balance at December 31, 1997, primarily as a result of a promotion program which was scheduled to ship in early 1999 and as a result of increased levels of consumer product inventories.

At December 31, 1998, accounts payable, accrued liabilities and due to customer increased $13,872, $10,590, and $6,572, respectively, from the prior year. The increase in accounts payable was primarily attributable to accounts payable to vendors associated with the manufacturing related to the large fourth-quarter promotional programs. The increase in accrued liabilities was attributable to increased accruals for payroll and royalties and to accruals for inventory purchase commitments, severance, royalty guarantees and lease commitments associated with the restructuring charge recorded in 1998. The increase in due to customers was attributable to significant contractual pass through costs associated with large fourth quarter promotional programs in 1998.

At December 31, 1998, working capital was $4,268 as compared to $28,128 at December 31, 1997. The decrease in working capital was primarily as a result of cash used in the acquisitions of Corinthian, CMI and USI during 1998. The decrease was also the result of cash used in the conversion to the new information system and the related business process reengineering.

The Company believes that cash flow from on-going operations and amounts available under the credit facility will be sufficient to conduct its on-going operations in accordance with its current business plan through 1999. See "CREDIT FACILITIES" and Note 8 of the accompanying Notes to Consolidated Financial Statements.

At December 31, 1998, the Company has commitments for guaranteed royalty and advertising payments totaling $4,701 for the years ended December 31, 1999, 2000 and 2001. See Note 12 of the accompanying Notes to Consolidated Financial Statements. The Company had no material commitments for capital expenditures at December 31, 1998.

CREDIT FACILITIES
The Company maintains and periodically amends or replaces a credit agreement with two commercial banks that is utilized to finance the seasonal working capital requirements of its domestic and international operations. The credit facility is secured by substantially all of the Company's assets. In December 1998, the credit agreement was amended to provide for availability of $40,000 through January 31, 1999, $35,000 through March 31, 1999 and $30,000 through June 30, 2001. As of December 31, 1998, $30,000 was outstanding under this credit agreement. In addition, letter of credit amounts outstanding as of December 31, 1998 were $995. As of March 19, 1999 $5,000 was outstanding under the credit facility. Letters of credit outstanding as of March 19, 1999 were $1,703. The credit agreement requires the Company to comply with certain financial covenants, including minimum tangible net worth, minimum current ratio, ratio of total liabilities to net worth, maximum funded debt coverage ratio, minimum fixed charge coverage ratio and net profit after taxes. As of December 31, 1998, the Company was out of compliance with certain of these covenants for which it has received a waiver from its banks. In connection with the waiver, the commitment under the Credit Agreement was amended to $25,000. The Company is currently in negotiations with its banks to amend certain provisions of the Credit Agreement. The Company has obtained a term sheet from the banks which proposes to amend certain of the financial covenants and other terms of the Credit Agreement (see Note 8 of the accompanying Notes to Consolidated Financial Statements). The Company is currently in compliance with the covenants included in the term sheet. The formal amendment to the Credit Agreement based upon the term sheet is subject to final credit approval of both banks and execution of definitive documentation. The Company believes it will be successful in obtaining final credit approval and finalizing the amendment. There can be no assurance, however, that the Company will be successful in obtaining such credit approval and finalizing the amendment under satisfactory terms. In this event, the Company believes it can obtain sufficient funding from other sources at terms satisfactory to the Company. Any failure by the Company to obtain sufficient funding on favorable terms could negatively impact the Company's business, financial condition, and results of operations. The credit agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates.

                                                  Equity Marketing, Inc.      11

INFLATION
The effect of inflation on the Company's operations during 1998 was insignificant. The Company will continue its policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

INFORMATION SYSTEMS

IMPACT OF THE YEAR 2000 ISSUE INTRODUCTION.

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from the dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that makes use of the date field.

STATE OF READINESS.

The Company's primary focus has been on its own internal systems. To date, the Company has completed the Year 2000 conversion with respect to its most critical computer systems and applications, including its enterprise resource planning system, computer networks and desktop applications. Based on strategic and operational assessments, the Company decided to replace its existing information systems in 1998. The new enterprise resource planning system is designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control and has the added benefit of addressing the Year 2000 issues. The new enterprise system went into operation in January 1999.

The Company is also communicating with suppliers, distributors, financial institutions and others with which it does business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company will be affected by the failure of others to remediate their own Year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Failure to complete the system conversion in a timely manner or any significant disruption of the Company's ability to communicate electronically with its business partners could negatively impact the Company's business, financial condition and results of operations. The statements set forth herein are forward looking; and actual results may differ materially.

COSTS TO ADDRESS THE YEAR 2000 ISSUE.

The projects associated with the replacement of the enterprise resource planning system are expected to cost approximately $4,600. For the year ended December 31, 1998, the Company spent a total of $4,264 on the conversion to the new enterprise resource planning system, of which approximately $2,220 was spent on business process reengineering. In accordance with Emerging Issues Task Force Issue No. 97-13, such business process reengineering costs are expensed as incurred. These expenses are presented as business process reengineering expenses in the accompanying consolidated statements of operations. The expenditures for hardware, software, and software implementation associated with the conversion to the new system are capitalizable. For the year ended December 31, 1998, approximately $2,044 of these costs have been capitalized and are reflected in fixed assets in the accompanying consolidated balance sheet.

Costs to address the Year 2000 issue affecting all other information systems is relatively insignificant, with the majority of the work being performed by Company employees.

CONTINGENCY PLANS.

Because the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company has not yet completed the development of a comprehensive Year 2000 specific contingency plan. However, as part of its Year 2000 contingency effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. If the Company determines that its business or a segment thereof is at a material risk of disruption due to the Year 2000 issue, the Company will work to enhance its contingency plan.

12    Equity Marketing, Inc.

CAUTIONARY STATEMENTS AND RISK FACTORS
In addition to the other information in this document, readers should carefully consider the following cautionary statements and risk factors:

WE DEPEND ON ONE KEY CUSTOMER

Our success depends on a single customer, Burger King, which accounted for 69.5%, 67.3% and 62.7% of our revenues for the years ended December 31, 1996, 1997 and 1998, respectively. Burger King has no contractual commitment to do business with us. There can be no assurance that Burger King will do business with us in the future. The termination or a significant reduction by Burger King of its business with us would adversely affect our business. See 'Business-- Equity Promotions' and Note 13 of Notes to Consolidated Financial Statements.

OUR FUTURE OPERATING RESULTS ARE UNPREDICTABLE

We experience significant quarter-to-quarter variability in our revenues and net income. The promotions business tends to include larger promotions in the summer and during the winter holiday season. Major movie and television release schedules also vary year-to-year, influencing the promotional schedules of our customers, as well as the particular promotions for which we are retained. The motion picture or television characters on which the promotions business is based may only be popular for short periods of time or not at all. There may not be comparable popular characters or similar promotional campaigns in the future. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our Common Stock may fall significantly.

THE SUCCESS OF OUR PRODUCTS DEPEND ON THE POPULARITY OF LICENSED MATERIALS

Our promotional and consumer products are typically based on entertainment properties, such as characters from current motion pictures or television programs. The success of these products depends on the popularity of the entertainment properties on which they are based. Each motion picture and television program is an individual artistic work, and its commercial success is dependent on unpredictable consumer preferences. Often we spend substantial resources in obtaining licenses and developing and manufacturing products prior to a release of the motion picture or television program upon which the products are based. Our customers, such as Burger King, typically require delivery schedules that coincide with the release of the underlying entertainment properties. Our results of operations may be adversely affected if the entertainment properties upon which our products are based turn out to be less popular than we anticipate. Also, delays in the release of motion pictures or television programs could result in delays or cancellations of our promotions. See "Business--Equity Promotions."

WE RELY ON A LIMITED NUMBER OF NONRENEWABLE PRODUCT ORDERS

A large portion of our revenues come from a relatively limited number of promotional programs by Burger King, which promotions are in effect for only a limited period of time and generally are not repeated. We must continually develop and sell new products for utilization in new promotional programs. See "Business--Equity Promotions." Many consumer products are successfully marketed for only one or two years as a result of changing consumer preferences. Accordingly, our consumer products business depends on the ability to develop and market new products associated with new entertainment properties. There can be no assurance that any new retail product line will be successful. See "Business--Equity Consumer Products." The cancellation or premature termination of one or more retail product lines or promotional programs, because of our inability to renew or extend licenses (which typically have terms of three years or less) on favorable terms or otherwise, or a significant change in promotional practices within the fast-food restaurant industry, could have a material adverse effect on us. In addition, there can be no assurance that we or our customers will be able to secure licenses for additional entertainment properties on which to base our promotional and consumer products or that, if secured, such licenses will result in successful products.

OUR MARKETS ARE HIGHLY COMPETITIVE

The markets in which our businesses operate are highly competitive. Our competitors include companies which have far more extensive sales and development staffs and significantly greater financial, marketing and other resources than we do. There can be no assurance that we will be able to compete effectively against such companies.

                                                  Equity Marketing, Inc.      13

WE RELY ON FOREIGN MANUFACTURERS

During 1998, approximately 98% of our products were manufactured at facilities located in the Far East, and approximately 97% of our products were manufactured in China. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. China currently enjoys Most Favored Nation trading status with the United States. China may not continue to enjoy Most Favored Nation status in the future. In addition, over the last several years, the United States has threatened to impose trade sanctions on Chinese products over such issues as human rights, market access, and protection of United States intellectual property rights. Any legislation or administrative action by the United States government that revokes or places further conditions on China's Most Favored Nation status, or otherwise limits imports of Chinese products into the United States could adversely affect the demand for our products, because products originating from China could be subjected to substantially higher rates of duty.

WE FACE FOREIGN CURRENCY RISK

As part of our business, we enter into contracts for the purchase and sale of products with entities in foreign countries. While the vast majority of our contracts are denominated in U.S. dollars, significant fluctuations in the local currencies of the entities with whom we transact business may adversely affect these entities' abilities to fulfill their obligations under their contracts.

THERE ARE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

If we are presented with appropriate opportunities, we intend to make investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any acquisitions or investment. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.

WE MAY NEED ADDITIONAL CAPITAL

We require substantial working capital to fund our business. We may need to raise additional funds in the future. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. See "CREDIT FACILITIES" and Note 8 of the accompanying Notes to Consolidated Financial Statements.

WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS

Products that we develop or sell may expose us to liability from claims by users of such products. In addition, our products may be subject to a recall. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims or for a product recall.

A SIGNIFICANT PORTION OF OUR COMMON STOCK IS CONTROLLED BY OUR OFFICERS AND DIRECTORS

Donald A. Kurz and Stephen P. Robeck beneficially own approximately 25% and 19%, respectively, of our outstanding Common Stock. Mr. Kurz is our Chairman of the Board and Chief Executive Officer. Mr. Robeck is a member of the Board of Directors and serves as a consultant to us. These stockholders, either individually or acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

14    Equity Marketing, Inc.

WE MAY ISSUE PREFERRED STOCK

The Board of Directors has authority to issue up to one million shares of preferred stock, and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of, the holders of Common Stock. We have no current plans to issue shares of preferred stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INTEREST RATE CHANGES

The amounts borrowed under the Company's credit facility are at variable interest rates and the Company is thus subject to market risk resulting from interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements referred to in the accompanying Index setting forth the consolidated financial statements of the Company, together with the report of Arthur Andersen LLP dated March 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                  Equity Marketing, Inc.      15

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table provides information with respect to the executive officers and directors of the Company.

Name                                      Age                                  Position
---------------------------------------------------------------------------------------
Donald A. Kurz                             43  Chairman of the Board and Chief
                                               Executive Officer
Joseph F. Morrison                         55  President, Promotions and Consumer
                                               Products
Kim H. Thomsen                             46  Executive Vice President, Creative
                                               Director
Edward T. Boyd                             44  Senior Vice President, Worldwide
                                               Operations
Gaetano A. Mastropasqua                    34  Senior Vice President, Promotions
Leland P. Smith                            35  Senior Vice President, General Counsel
                                               and Secretary
Teresa P. Covington                        35  Vice President, Finance
Sanford R. Climan                          43  Director
Lawrence Elins                             51  Director
Mitchell H. Kurz                           47  Director
Bruce Raben                                45  Director
Stephen P. Robeck                          50  Director

DONALD A. KURZ became Chairman and Chief Executive Officer of Equity Marketing in January 1999, after serving as President and Co-CEO from 1991 through 1998. He has also served as a director since 1990, when he joined Equity Marketing as Executive Vice President. Mr. Kurz was previously a management consultant with the general management consulting division of Towers Perrin, where he was a vice president and senior partner and eventually headed the firm's New York office. Mr. Kurz earned a bachelor's degree from Johns Hopkins University and a master's in business administration from Columbia University Graduate School of Business.

JOSEPH F. MORRISON joined Equity Marketing in April 1998 with the acquisition of Corinthian Marketing Inc., the creator and marketer of the popular Headliners-Registered Trademark- collectible sports figurines. He was named Equity Marketing's President of Promotions and Consumer Products in September 1998. Mr. Morrison is responsible for marketing, sales and overall profit center management for Equity's non-Burger King promotions business, as well as all of the company's consumer product lines. Mr. Morrison has more than 30 years' experience in the advertising, marketing and entertainment fields. He was previously Executive Vice President of marketing for Mattel, Inc. and an executive for Wells, Rich & Greene, a leading advertising agency, where he founded the firm's West Coast office and managed relationships with Proctor & Gamble, Gallo Winery and other global packaged goods companies. Mr. Morrison earned his bachelor's degree from Villanova University.

KIM H. THOMSEN joined Equity Marketing in 1991 and is currently responsible for the creative direction for all of the company's promotions and consumer products. Prior to joining Equity Marketing, she operated her own business as a creative consultant. Ms. Thomson earned her bachelor's degree from Cornell University.

EDWARD T. BOYD joined Equity Marketing in early 1998 and is responsible for all product realization, including manufacturing, quality control and distribution. He was previously a Senior Vice President of worldwide operations and sourcing for Harman International Industries, a Vice President of operations for Mattel, Inc., and Director of operations for Thomson Consumer Electronics. He holds a bachelor's degree from the University of Portland and a master's degree in international management from the American Graduate School of International Management.

GAETANO A. MASTROPASQUA joined Equity Marketing in 1997 as a Senior Director responsible for the company's Burger King account. He was promoted to his current post in early 1999 and oversees the company's Burger King business while also assisting with other promotional clients' activities. His prior experience includes approximately seven years with American Express, where he ultimately became a vice president of business development, and more than three years with Andersen Consulting in Europe. He holds a bachelor's degree from McGill University and a master's in business administration from the Kellogg Graduate School of Management, Northwestern.

LELAND P. SMITH joined Equity Marketing in 1998 as Senior Vice President, General Counsel and Secretary. He is responsible for the company's legal, human resources, investor relations and office and board administration. Mr. Smith was previously Assistant General Counsel for Mattel, Inc., and an associate in the corporate department with Riordan & McKinzie. He holds a bachelor's degree from Amherst College and a J.D. and a master's in business administration from the University of Southern California.

16    Equity Marketing, Inc.

TERESA P. COVINGTON joined Equity Marketing as Vice President of finance in January 1999 and is responsible for the company's finance, accounting and management information systems functions. She was previously Vice President of operations for Harman International Industries, where she was responsible for managing finance, accounting, quality assurance, human resources and other activities. Ms. Covington also held several senior level operations and finance positions at Mattel, Inc. She earned a bachelor's degree from the University of Illinois, a master's degree in electrical engineering from the University of Southern California and a master's in business administration from Stanford Graduate School of Business.

SANFORD R. CLIMAN is currently pursuing private interests. He has been an Equity Marketing director since 1998. From June 1997 through February 1999, he was a senior executive with Creative Artists Agency (CAA). From October 1995 through May 1998, he was an Executive Vice President for Universal Studios and, from June 1986 through September 1995, he was employed with CAA. Mr. Climan holds a bachelor's degree from Harvard College, a master's of science in health policy and management from Harvard School of Public Health and a master's in business administration from Harvard Business School.

LAWRENCE ELINS is President of Elins Enterprises, a financial and real estate investment company. He has been an Equity Marketing director since 1994 and was formerly President of Applause, Inc., a toy and gift manufacturer. Mr. Elins received his bachelor's degree from California State University, Northridge.

MITCHELL H. KURZ is the Chairman and founder of Kurz and Friends, a consulting company to the global advertising and marketing services business. He has been an Equity Marketing director since March 1999. Mr. Kurz retired from Young & Rubicam Inc. in December 1998, following a 24-year career during which he held numerous executive positions. His most recent position at Young & Rubicam was Chairman of client services, where he oversaw key global client relationships representing approximately 50% of the company's annual revenues. From 1996 to 1998, he was President and Chief Operating Officer of Young & Rubicam Advertising, and from 1992 to 1996, he was Worldwide Chief Executive Officer of Wunderman Cato Johnson, a Young & Rubicam operating unit. Mr. Kurz received his master's in business administration from Harvard College and his bachelor's degree from Dartmouth College. Mr. Kurz is the brother of Donald A. Kurz, the Company's Chairman and Chief Executive Officer.

BRUCE RABEN is a managing director with CIBC Oppenheimer, an investment banking firm. He has been an Equity Marketing director since 1993. From 1990 through 1995, he was an Executive Vice President with Jeffries & Company, an investment-banking firm. Mr. Raben is also a director of Terex Corp. and Optical Security, Inc. Mr. Raben received a bachelor's degree from Vassar College and a master's in business administration from Columbia University Graduate School of Business.

STEPHEN P. ROBECK has been an Equity Marketing director since 1989 and currently serves as a consultant to the Company. He was elected Chairman and Co-Chief Executive officer in September 1991 and served in that role through December 1998. Between 1987 and September 1991, he served as Chief Operating Officer. Mr. Robeck received his bachelor's degree from Lake Forest College.

ITEM 11. EXECUTIVE COMPENSATION
Information relating to this item appears under the captions "ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION AND RELATED MATTERS" and "REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION" in the Company's Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information relating to this item appears under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information relating to this item appears under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION AND RELATED MATTERS", in the Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders, which are incorporated herein by reference.

                                                  Equity Marketing, Inc.      17

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A). List of documents filed as part of this Report.

    Financial Statements:

                             EQUITY MARKETING, INC.
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                    Page
                                                    ----
Report of Independent Public Accountants              19
CONSOLIDATED FINANCIAL STATEMENTS:
    Balance Sheets as of December 31, 1997 and
     1998                                             20
    Statements of Operations for the Years Ended
     December 31, 1996, 1997 and 1998                 21
    Statements of Stockholders' Equity for the
     Years Ended December 31, 1996, 1997 and 1998     22
    Statements of Cash Flows for the Years Ended
     December 31, 1996, 1997 and 1998                 23
Notes to Consolidated Financial Statements            24
Supplemental Schedule:
    Report of Independent Public Accountants
     on Schedule II                                   37
    Schedule II Valuation and Qualifying Accounts     38

Note: All other supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.

(B). Reports on Form 8-K

    Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 1998 (Item 5).

    Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 1998 (Item 2).

    Report on Form 8-K/A filed with the Securities and Exchange Commission on July 8, 1998 (Item 2).

    Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 1998 (Item 2).

    Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 1998 (Item 5).

    Report on Form 8-K/A filed with the Securities and Exchange Commission on October 6, 1998 (Item 2).

    Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 1998 (Item 5).

    Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 1998 (Item 5).

18    Equity Marketing, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Equity Marketing, Inc.:

We have audited the accompanying consolidated balance sheets of Equity Marketing, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equity Marketing, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                         /s/ Arthur Andersen LLP
                                         Arthur Andersen LLP

Los Angeles, California
March 30, 1999

                                                  Equity Marketing, Inc.      19

CONSOLIDATED BALANCE SHEETS

                                               December 31,
(in thousands, except share and per
share data)                                   1997      1998
------------------------------------------------------------

ASSETS:

CURRENT ASSETS:
   Cash and cash equivalents               $ 8,935  $  7,250
   Accounts receivable (net of
    allowances of $600 and $3,684 as of
    December 31, 1997 and 1998,
    respectively)                           27,773    57,071
   Inventory                                 8,658    13,117
   Deferred income taxes                     1,146     4,331
   Prepaid expenses and other current
    assets                                   1,667     3,584
------------------------------------------------------------
        Total current assets                48,179    85,353
FIXED ASSETS, NET                            2,550     5,892
INTANGIBLE ASSETS, NET                       5,079    23,442
OTHER ASSETS                                 1,345       793
------------------------------------------------------------
        Total assets                       $57,153  $115,480
------------------------------------------------------------
------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                         $    --  $ 30,000
   Accounts payable                         14,560    28,432
   Due to customer                           2,100     8,672
   Accrued liabilities                       3,391    13,981
------------------------------------------------------------
        Total current liabilities           20,051    81,085
DEFERRED INCOME TAXES                           --       746
LONG-TERM LIABILITIES                          962     1,242
------------------------------------------------------------
        Total liabilities                   21,013    83,073
------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value per
    share, 1,000,000 shares authorized,
    none issued or outstanding                  --        --
   Common stock, par value $.001 per
    share, 20,000,000 shares authorized,
    6,010,103 and 6,227,718 shares
    outstanding as of December 31, 1997
    and 1998, respectively                      --        --
   Additional paid-in capital               13,371    15,343
   Retained earnings                        25,056    19,063
------------------------------------------------------------
                                            38,427    34,406
LESS --
   TREASURY STOCK, 1,892,841 SHARES AT
    COST AS OF DECEMBER 31, 1997 AND
    1998                                    (1,279)   (1,279)
   Stock subscription receivable               (43)      (32)
   Unearned compensation                      (965)     (688)
------------------------------------------------------------
        Total stockholders' equity          36,140    32,407
------------------------------------------------------------
        Total liabilities and
        stockholders' equity               $57,153  $115,480
------------------------------------------------------------
------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated balance sheets.

20    Equity Marketing, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Years Ended December 31,
(in thousands, except share and per
share data)                               1996       1997       1998
--------------------------------------------------------------------

REVENUES                              $111,687   $146,328   $159,136

OPERATING EXPENSES:
   Cost of Sales                        81,440    107,961    114,840
   Provision for
    production-in-process losses            --         --      2,666
   Salaries, wages and benefits          8,877     10,631     13,403
   Selling, general and
    administrative                       9,955     12,611     20,587
   Impairment of assets                     --         --      6,712
   Restructuring                            --         --      4,121
   Business process reengineering           --         --      2,220
--------------------------------------------------------------------
        Total operating expenses       100,272    131,203    164,549
--------------------------------------------------------------------
        Income (loss) from
        operations                      11,415     15,125     (5,413)

OTHER (EXPENSE) INCOME:
   Interest expense                        (94)       (89)      (783)
   Interest income                         353        611        272
--------------------------------------------------------------------
        Income (loss) before
        provision for income taxes      11,674     15,647     (5,924)
PROVISION FOR INCOME TAXES               4,231      6,024         69
--------------------------------------------------------------------
    Net income (loss)                 $  7,443   $  9,623   $ (5,993)
--------------------------------------------------------------------
--------------------------------------------------------------------

BASIC INCOME (LOSS) PER SHARE:
    INCOME (LOSS) PER SHARE           $   1.33   $   1.63   $  (0.98)
--------------------------------------------------------------------
--------------------------------------------------------------------

    WEIGHTED AVERAGE SHARES
     OUTSTANDING                     5,598,268  5,913,313  6,089,618
--------------------------------------------------------------------
--------------------------------------------------------------------

DILUTED INCOME (LOSS) PER SHARE:
    INCOME (LOSS) PER SHARE           $   1.26   $   1.55   $  (0.98)
--------------------------------------------------------------------
--------------------------------------------------------------------

    WEIGHTED AVERAGE SHARES
     OUTSTANDING                     5,891,357  6,216,794  6,089,618
--------------------------------------------------------------------
--------------------------------------------------------------------


 The accompanying notes are an integral part of these consolidated statements.

                                                  Equity Marketing, Inc.      21

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              Common Stock       Additional                                   Stock
(in thousands, except      ------------------       Paid-in    Retained    Treasury    Subscription        Unearned
share data)                   Shares   Amount       Capital    Earnings       Stock      Receivable    Compensation         Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
 1995                      5,509,682      $--       $ 8,241     $ 7,990     $(1,285)          $ (64)          $  --       $14,882
   Net income                     --       --            --       7,443          --              --              --         7,443
   Issuance of shares
    pursuant to
    restricted stock plan     22,500       --           387          --          --              --            (387)           --
   Amortization of
    restricted stock
    plans                         --       --            --          --          --              --              22            22
   Issuance of treasury
    stock to 401(k) Tax
    Deferred Savings Plan     14,259       --           131          --           6              --              --           137
   Exercise of
    underwriters'
    warrants                 110,646       --           887          --          --              --              --           887
   Exercise of stock
    options                  175,000       --           739          --          --              --              --           739
   Tax benefit from
    exercise of stock
    options                       --       --           912          --          --              --              --           912
   Loan forgiveness               --       --            --          --          --              11              --            11
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
 1996                      5,832,087       --        11,297      15,433      (1,279)            (53)           (365)       25,033
   Net income                     --       --            --       9,623          --              --              --         9,623
   Issuance of shares
    pursuant to
    restricted stock plan     27,620       --           658          --          --              --            (658)           --
   Amortization of
    restricted stock
    grants                        --       --            --          --          --              --              58            58
   Exercise of
    underwriters'
    warrants                  61,968       --           467          --          --              --              --           467
   Exercise of stock
    options                   88,428       --           459          --          --              --              --           459
   Tax benefit from
    exercise of stock
    options                       --       --           490          --          --              --              --           490
   Loan forgiveness               --       --            --          --          --              10              --            10
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
 1997                      6,010,103       --        13,371      25,056      (1,279)            (43)            (965)      36,140
   Net loss                       --       --            --      (5,993)         --              --               --       (5,993)
   Issuance of shares
    pursuant to
    restricted stock plan     47,367       --           352          --          --              --             (352)          --
   Cancellation of shares
    pursuant to
    restricted Stock plan    (14,812)      --          (381)         --          --              --              381           --
   Amortization of
    restricted stock
    grants                        --       --            --          --          --              --              248          248
   Exercise of stock
    options                  175,000       --         1,191          --          --              --              --         1,191
   Issuance of stock to
    401(k) Tax Deferred
    Savings Plan              10,060       --            66          --          --              --              --            66
   Consulting services
    rendered in exchange
    for stock options             --       --           211          --          --              --              --           211
   Tax benefit from
    exercise of stock
    options                       --       --           533          --          --              --              --           533
   Loan forgiveness               --       --            --          --          --              11              --            11
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
 1998                      6,227,718      $--       $15,343     $19,063     $(1,279)           $(32)          $(688)      $32,407
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


 The accompanying notes are an integral part of these consolidated statements.

22    Equity Marketing, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years Ended December 31,
(in thousands)                              1996       1997      1998
----------------------------------------------------------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income (loss)                    $  7,443   $  9,623   $ (5,993)
   Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) operating
    activities:
      Depreciation and amortization        1,079      1,247      2,022
      Provision for bad debts                361         92      1,435
      Tax benefit from exercise of
      stock options                          912        490        533
      Amortization of restricted
      stock                                   22         58        248
      Issuance of stock to 401(k)
      Tax Deferred Savings Plan              137          -         66
      Impairment of assets                     -          -      6,712
      Consulting services rendered
      in exchange for stock options            -          -        211
      Other                                   11         17         48
   Changes in assets and
    liabilities -
   Increase (decrease) in cash and
    cash equivalents
      Accounts receivable                (10,625)   (14,773)   (28,570)
      Inventory                               95     (3,943)    (2,814)
      Deferred income taxes                 (469)       (89)    (1,984)
      Prepaid expenses and other
      current assets                       2,194       (731)    (2,613)
      Other assets                          (441)        40        437
      Accounts payable                    (1,942)     9,676     11,554
      Accrued liabilities                 (2,622)      (779)    13,330
      Long-term liabilities                  219        (44)       280
----------------------------------------------------------------------
        Net cash provided by (used
        in) operating activities          (3,626)       884     (5,098)
----------------------------------------------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Payment for purchase of EPI
    Group Limited                         (3,729)      (280)    (1,003)
   Payment for purchase of
    Corinthian Marketing, Inc. and
    Trademark                                 --         --     (8,436)
   Payment for purchase of Contract
    Marketing, Inc. and U.S. Import
    & Promotions Co.                          --         --    (15,088)
   Purchases of marketable
    securities                           (34,658)        --         --
   Proceeds from sales and
    maturities of marketable
    securities                            46,593         --         --
   Purchases of fixed assets                (773)    (1,097)    (4,366)
   Payment for purchase of Synergy
    minority interest                         --         --        (68)
----------------------------------------------------------------------
        Net cash provided by (used
        in) investing activities           7,433     (1,377)   (28,961)
----------------------------------------------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Borrowings under line of credit        19,150     11,300     30,000
   Repayments on line of credit          (19,150)   (11,300)        --
   Repayment on EPI loan payable to
    bank                                  (1,000)        --         --
   Proceeds from exercise of stock
    options                                  739        459      1,191
   Proceeds from exercise of
    underwriters' warrants                   887        467         --
----------------------------------------------------------------------
        Net cash provided by
        financing activities                 626        926     31,191
----------------------------------------------------------------------
        Net increase (decrease) in
        cash and cash equivalents          4,433        433     (2,868)
Cash acquired in acquisitions                129         --      1,183
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                         3,940      8,502      8,935
----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF
 YEAR                                    $ 8,502    $ 8,935   $  7,250
----------------------------------------------------------------------
----------------------------------------------------------------------

CASH PAYMENTS DURING YEAR FOR:
    Interest                             $   112    $    65   $    616
----------------------------------------------------------------------
----------------------------------------------------------------------
    Taxes                                $ 4,762    $ 4,399   $  2,143
----------------------------------------------------------------------
----------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated statements

                                                  Equity Marketing, Inc.      23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 (in thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS
Equity Marketing, Inc., a Delaware corporation (the "Company"), is a leading provider of custom promotional products and services, and a developer of distinctive, branded consumer products that complement the Company"s promotions business. The Company primarily sells to customers in the United States (see
Note 13).

Equity Marketing Hong Kong, Ltd., a Delaware corporation ("EMHK"), is a 100% owned subsidiary of the Company. EMHK manages production of the Company"s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

Synergy Promotions S.A. de C.V. ("Synergy"), a Mexico corporation, is 100% owned by the Company. Synergy markets the Company"s consumer products in Mexico. Prior to June 1998, the Company owned 65% of Synergy. The Company acquired the 35% minority interest in June 1998 for $68.

EPI Group Limited ("EPI"), a Delaware corporation, a designer, developer, producer and distributor of promotional products for sale to oil companies, consumer products companies and retailers. The Company acquired EPI in 1996 for cash plus a commitment to pay additional cash consideration based on the results of operations of the EPI business during the three year period ending December 31, 1999. In July 1998, the Company paid $1,003 to the former stockholders of EPI as additional cash consideration in settlement of this commitment. This amount was allocated to goodwill at that time (see Note 4). Effective January 15, 1999, EPI was dissolved.

In April 1998, the Company purchased 100% of the common stock of Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"). Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines (see Note 5).

In July 1998, the Company acquired substantially all of the assets of Contract Marketing, Inc. ("CMI"), a Massachusetts corporation, and U.S. Import and Promotions Co. ("USI"), a Florida corporation (collectively referred to herein as "CMI/ USI"). CMI/USI focuses primarily on promotions for oil and gas and other retailers. The Company intends to continue to use the acquired assets for this purpose. The primary operations of CMI/USI are located in West Boylston, Massachusetts and St. Augustine, Florida (see Note 5).

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS
The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at amortized cost, which approximates fair value as of December 31, 1997 and 1998.

REVENUE RECOGNITION
The Company records sales when title and risk of loss pass to the customer. When a right of return exists, the Company"s practice is to estimate and provide for any future returns at the time of sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48.

24    Equity Marketing, Inc.

INVENTORY
Inventory consists of production-in-process which represents direct costs related to product development, procurement and tooling which are deferred and amortized over the life of the products and purchased finished products held for sale to customers and purchased finished products in transit to customers" distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1997 and 1998, inventory consisted of the following:

                                           December 31,
                                          ---------------
                                            1997     1998
                                          ---------------
Production-in-process                     $4,935  $ 2,140
Finished goods                             3,723   10,977
---------------------------------------------------------
                                          $8,658  $13,117
---------------------------------------------------------
---------------------------------------------------------

FIXED ASSETS
Fixed assets are stated at cost. Depreciation and amortization is provided on a straight-line basis over estimated useful lives as follows:

        Leasehold improvements--Life of related lease
        Furniture, fixtures, equipment and software--3-7 years

INTANGIBLE ASSETS
Intangible assets consist primarily of goodwill, a trademark and other intangibles related to the purchases of EPI, Corinthian, and CMI and USI. These intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 5 to 20 years. Accumulated amortization at December 31, 1997 and 1998 was $406 and $670, respectively. For the years ended December 31, 1996, 1997 and 1998, amortization expense amounted to $472, $422 and $932, respectively.

The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate future cash flows expected to result from the use of the assets and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred (see Note 4).

DUE TO CUSTOMER
Pursuant to the terms of certain contracts between the Company and a certain promotions customer, the Company collects certain fees from the customer's distribution companies on behalf of that customer. Once these fees are collected from the distribution companies, the Company remits the fees to the customer. As of December 31, 1997 and 1998, the amounts due to customer were $2,100 and $8,672, respectively.

INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using the tax rates in effect for the years in which the differences are expected to reverse (See Note 11).

NET INCOME PER SHARE
The Company has adopted SFAS No. 128, "Earnings Per Share" (EPS), effective for the year ended December 31, 1997 and has restated its earnings per share disclosure for the period ended December 31, 1996 to comply with SFAS No. 128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options and warrants has an antidilutive effect. As a result, these shares are not included with the weighted average shares outstanding of 6,089,618 used in the calculation of diluted loss per share for the year ended December 31, 1998. The impact of including unexercised dilutive options and warrants was to increase weighted average shares outstanding by 293,089 in 1996 and 303,481 in 1997. The impact of including dilutive options and warrants (assuming net income) would have been to increase the weighted average number of shares outstanding by 246,513 in 1998. Options to purchase 70,000, 268,000 and 1,115,101 shares of common stock were outstanding as of December 31, 1996, 1997 and 1998, respectively and excluded from the computation of diluted income per share as they would have been anti-dilutive.

                                                  Equity Marketing, Inc.      25

ROYALTIES
The Company enters into agreements to license intellectual properties such as trademarks, copyrights, and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products.

CONCENTRATION OF RISK
Accounts receivable represent unsecured balances due from its customers and the Company is at risk to the extent such amounts become uncollectible. The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies accounts for more than half of the products purchased for the Burger King system in any given year. Failure by one or more distribution companies to honor their payment obligations to the Company could have a material adverse effect on the Company"s operations.

The Company purchases a significant portion of its manufactured products from suppliers located outside the United States including China (97%). Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. China currently enjoys Most Favored Nation trading status with the United States. No assurance can be given that China will continue to enjoy Most Favored Nation status in the future. The Company believes that if these Chinese suppliers were no longer available, it would be able to obtain its manufactured products from existing suppliers located within the United States and suppliers in foreign countries other than China. However, there can be no assurance that the Company would be able to obtain manufactured products under acceptable terms.

COMPREHENSIVE INCOME
Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There are no adjustments to net income (loss) to arrive at comprehensive income (loss).

RECLASSIFICATIONS
Certain reclassifications have been made to the 1996 and 1997 financial statements to conform them with the 1998 presentation.

2. RESTRUCTURING CHARGE

On December 21, 1998, the Company announced its decision to exit the event-based-license consumer products business along with its retail pin business. In connection with this decision, the Company recorded a restructuring charge of $4,121.

The restructuring charge includes a provision for projected minimum royalty guarantee shortfalls associated with long-term licenses which the Company has decided to discontinue, severance for workforce reductions of 30 employees, of which 15 have been terminated as of December 31, 1998, a provision for outstanding inventory purchase commitments on purchase orders the Company has cancelled, and a provision for costs associated with the planned closure of the Company"s warehouse facility. The workforce reductions include employees from the consumer products business, retail pin business, warehouse and other support services. Excluding the warehouse employees, the workforce reductions are expected to be completed by the end of the first quarter of 1999. The warehouse is expected to be closed by the third quarter of 1999. The Company is in the process of negotiating settlements on remaining minimum royalty guarantees with licensors. These negotiations are expected to be completed by the end of the second quarter of 1999. The amounts accrued reflect an estimate of the amounts expected to be paid on these guarantees. Details of the restructuring charge are as follows:

                                                         Utilized      To Be
                                      Original Charge        1998   Utilized
                                     ---------------------------------------
Provision for projected minimum
 royalty guarantee shortfalls                  $2,187       $  --     $2,187
Employee severance and termination
 benefits                                         738        (127)       611
Outstanding inventory purchase
 commitments                                      800          --        800
Lease commitment for warehouse
 facility                                         396          --        396
----------------------------------------------------------------------------
                                               $4,121       $(127)    $3,994
----------------------------------------------------------------------------
----------------------------------------------------------------------------

26    Equity Marketing, Inc.

For the year ended December 31, 1996, 1997 and 1998, the revenues generated in the consumer products segment from licenses which the Company has decided not to continue totaled $15,620, $28,807 and $30,046, respectively. For the years ended December 31, 1996, 1997 and 1998, cost of sales associated with these revenues totaled $11,945, $20,412 and $23,657, respectively.

3. PROVISION FOR PRODUCTION-IN-PROCESS LOSSES

The provision for production-in-process losses of $2,666 for the year ended December 31, 1998, represents a write-off of production-in-process associated with the activities which the Company has decided to exit.

4. IMPAIRMENT OF ASSETS

The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate future cash flows expected to result from the use of the assets and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred.

During the fourth quarter of 1998, the Company"s EPI subsidiary lost its primary customer, Shell Oil Company, as a result of that company"s merger with Texaco. This loss triggered an impairment review of EPI"s long-lived assets, which consist primarily of goodwill. Based on revised projections of EPI"s ongoing business, the Company calculated the present value of expected cash flows to determine the fair value of the assets. Accordingly, the Company recorded an impairment charge of $5,520 for a write-down of the goodwill and other intangibles associated with the EPI purchase. This charge is reflected in impairment of assets in the accompanying consolidated statements of operations and is reflected in the corporate segment (see Note 13). As of December 31, 1998, the remaining balance of the EPI goodwill was $300 and is being amortized on a straight line basis over a period of five years.

In addition to the write-down of EPI goodwill, the Company realized an impairment loss on certain assets associated with the activities which the Company is exiting (see Note 2). Such impairment totaled $1,192 and are also reflected in impairment of assets in the accompanying consolidated statements of operations. Of this amount, approximately $1,095 represents an impairment of royalty advances paid on long-term license agreements which the Company has decided to discontinue and which will not be recouped against future sales. Such impairment are reflected in the consumer products segment (see Note 13). The remaining $97 reflects a impairment of capitalized costs associated with an internet site associated with the retail pin business as well as an impairment of warehouse leasehold improvements. Such impairments are reflected in the corporate segment (see Note 13).

5. ACQUISITIONS

On April 24, 1998, the Company acquired 100% of the common stock of Corinthian and certain trademarks related to its business, including the "Headliners" trademark (the "Trademark"), from Corinthian Marketing PLC, for total cash consideration of $7,892 plus related transaction costs of $544 at the closing. Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines.

The Corinthian acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocations of the purchase price and the assumption of liabilities and include the operating results of Corinthian from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. As of December 31, 1998, the excess of the purchase price over the estimated fair values of the net assets acquired was $7,466 which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The Trademark has been valued at $2,830 and is being amortized on a straight-line basis over 20 years. The Company is in the process of finalizing valuations of the individual assets and liabilities. The allocation of the excess purchase price may change based upon these valuations.

On July 23, 1998 the Company acquired substantially all of the assets of CMI and USI, in exchange for $14,659 plus related transaction costs of $429. Potential additional cash consideration may be paid based upon the results of operations of CMI/USI during each calendar year through December 31, 2002 as set forth in the respective Asset Purchase Agreements, dated July 23, 1998, by and among the Company and each of CMI and USI.

                                                  Equity Marketing, Inc.      27

The CMI/USI acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocations of the purchase price to the acquired net assets based on their estimated fair value as of the acquisition date. As of December 31, 1998, the excess of the purchase price over the estimated fair value of the net assets acquired was $13,465 which has been recorded as goodwill and is being amortized on a straight line basis over 20 years. The Company is in the process of finalizing valuations of the individual assets. The allocation of the excess purchase price may change based upon these valuations.

The preliminary allocation of the acquisition costs (based upon estimated fair values) of Corinthian and CMI and USI was as follows:

Cash and cash equivalents                           $ 1,183
Accounts receivable                                   2,163
Inventory                                             1,645
Deferred taxes                                          340
Other current assets                                    398
Fixed assets                                            184
Trademark                                             2,830
Goodwill                                             20,931
Accounts payable                                     (2,318)
Accrued liabilities                                  (3,832)
-----------------------------------------------------------
                                                    $23,524
-----------------------------------------------------------
-----------------------------------------------------------

Deferred income taxes have been recorded for the basis differential of the assets acquired between financial reporting purposes and tax reporting purposes.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions of Corinthian and CMI/USI had occurred at the beginning of each period presented and includes pro-forma adjustments to give effect to the amortization of goodwill, decreased interest income, increased interest expense associated with funding the acquisitions, and certain other adjustments, together with the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Corinthian and CMI/USI had been a single entity during 1997 and 1998, nor is it necessarily indicative of the results of operations that may occur in the future.

                                         Years Ended December 31,
                                         ------------------------
                                               1997         1998
                                              (UNAUDITED)
                                          -----------------------
Pro forma revenues                         $177,004      $166,752
Pro forma net income (loss)                $  9,271      $ (6,719)
Pro forma basic income (loss) per share    $   1.57      $  (1.10)
Pro forma diluted income (loss) per
 share                                     $   1.49      $  (1.10)
Pro forma basic weighted average shares
 outstanding                              5,913,313     6,089,618
Pro forma diluted weighted average
 shares outstanding                       6,216,794     6,089,618

6. FIXED ASSETS, NET

Fixed assets, net is summarized as follows:

                                            December 31,
                                          ----------------
                                             1997     1998
                                          ----------------
Furniture, fixtures and equipment         $ 1,660  $ 2,289
Computer software                             561    2,396
Computer hardware                           1,338    2,249
Leasehold improvements                        765    1,801
----------------------------------------------------------
    Fixed assets, at cost                   4,324    8,735
Accumulated depreciation and
 amortization                              (1,774)  (2,843)
----------------------------------------------------------
    Fixed assets, net                     $ 2,550  $ 5,892
----------------------------------------------------------
----------------------------------------------------------

28    Equity Marketing, Inc.

For the years ended December 31, 1996, 1997 and 1998, depreciation and amortization expense related to fixed assets was $607, $825 and $1,090 respectively.

7. INFORMATION SYSTEMS

Based on strategic and operational assessments, the Company decided to replace its existing information systems. The new enterprise system is designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control. The new enterprise system went into operation in January 1999. These projects are expected to cost approximately $4,600. For the year ended December 31, 1998, the Company has spent a total of $4,264, of which approximately $2,220 was spent on business process reengineering. In accordance with Emerging Issues Task Force Issue No. 97-13, such business process reengineering costs are expensed as incurred. These expenses are presented as business process reengineering expenses in the accompanying consolidated statements of operations. The expenditures for hardware, software, and software implementation associated with the conversion to the new system are capitalizable. For the year ended December 31, 1998, approximately $2,044 of these costs have been capitalized and are reflected in fixed assets in the accompanying consolidated balance sheets.

8. LINE OF CREDIT

At December 31, 1997 and 1998, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. Effective December 10, 1998, the Credit Agreement was amended to increase the Company"s line of credit from $25,000 to $40,000. The amended credit facility matures on June 30, 2001. Under the terms of the amended agreement, the Company"s available credit is reduced to $35,000 by January 31, 1999, and to $30,000 by March 31, 1999. Interest on outstanding borrowings is based on either a fixed rate equivalent to Eurodollar plus 2.25 percent or a variable rate equivalent to the lead bank"s reference rate plus .25 percent. The Company is also required to pay an unused line fee of .25 percent per annum and certain letter of credit fees. The Credit Agreement is secured by substantially all of the Company"s assets. The Credit Agreement requires the Company to comply with certain financial covenants, including minimum tangible net worth, minimum current ratio, ratio of total liabilities to net worth, maximum funded debt coverage ratio, minimum fixed charge coverage ratio and net profit after taxes. The credit agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates. As of December 31, 1998, the Company was out of compliance with certain of these covenants for which it has received waivers from its banks on March 30, 1999. In connection with the waiver, the commitment under the Credit Agreement was amended to $25,000. The Company is currently in negotiations with its banks to amend certain provisions of the Credit Agreement. The Company has obtained a term sheet from the banks which proposes to amend certain of the financial covenants under the Credit Agreement and also amend the rate of interest on borrowings to either a fixed rate equivalent to LIBOR plus 3 percent or a variable rate equivalent to the lead bank's reference rate plus .5 percent and amend the maturity of the Credit Agreement to March 31, 2000. The
Company is currently in compliance with the covenants included in the term sheet. The formal amendment to the Credit Agreement based upon the terms in the term sheet is subject to final credit approval of both banks and execution of definitive documentation. The Company believes it will be successful in obtaining final credit approval and finalizing the amendment. There can be no assurance, however, that the Company will be successful in obtaining such credit approval and finalizing the amendment under satisfactory terms. In this event, the Company believes it can obtain sufficient funding from other sources at terms satisfactory to the Company. Any failure by the Company to obtain sufficient funding on favorable terms could negatively impact the Company's business, financial condition, and results of operations.

As of December 31, 1997 and 1998 there was zero and $30,000, respectively, outstanding under the Credit Agreement. As of December 31, 1998, the weighted average interest rate on all borrowings was 7.92%. Letters of credit amounts outstanding as of December 31, 1997 and 1998 were $4,156 and $995, respectively.

9. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) Tax Deferred Savings Plan ("the 401(k) Plan"), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee"s contribution and a discretionary amount determined each year by the Company and paid out of the Company"s current or accumulated net profit. Costs related to contributions to the 401(k) Plan for the years ended December 31, 1996, 1997, and 1998 were $107, $137 and $154, respectively.

10. STOCKHOLDERS" EQUITY

STOCK OPTIONS
The Company has two stock option plans, the Employee Stock Option Plan (the "Employee Plan") and the Non-Employee Director Stock Option Plan (the "Director Plan"), together referred to as the "Option Plans". A total of 2,740,000 shares of common stock are reserved for issuance, pursuant to options granted and to be granted under these stock option plans. 1,071,689 shares are available for grant as of December 31, 1998. Options pursuant to the Employee Plan vest over three to five years and expire ten years from the date of grant. The Employee Plan expires in 2001. Options pursuant to the Director Plan vest over six months to three years and expire ten years from the date of grant. The Director Plan expires in 2003.

The Option Plans provide for option grants at exercise prices not less than the fair market value on the date of grant in the case of qualified incentive stock options, and not less than par value in the case of non-qualified options.

                                                  Equity Marketing, Inc.      29

Transactions involving the Option Plans are summarized as follows:

                                                                        Exercisable at End of Year
                                                  Weighted Average   --------------------------------
                                      Number of     Exercise Price                   Weighted Average
                                         Shares          Per Share         Shares      Exercise Price
                                     ----------------------------------------------------------------
Outstanding at December 31, 1995      740,350              $4.59        334,708               $3.09
                                                                   ----------------------------------
   Granted                            340,000              16.04   ----------------------------------
   Exercised                         (175,000)              4.22
   Canceled                           (34,000)              5.88
----------------------------------------------------------------   ----------------------------------
Outstanding at December 31, 1996      871,350               9.08        322,350               $4.26
                                                                   ----------------------------------
   Granted                            438,000              24.09   ----------------------------------
   Exercised                          (88,428)              5.20
   Canceled                           (18,572)              9.13
----------------------------------------------------------------   ----------------------------------
Outstanding at December 31,  1997   1,202,350              14.84        429,778               $6.89
                                                                   ----------------------------------
   Granted                          1,111,917              15.58   ----------------------------------
   Exercised                         (175,000)              6.81
   Canceled                        (1,024,166)             19.84
----------------------------------------------------------------   ----------------------------------
Outstanding at December 31, 1998    1,115,101             $12.23        421,114              $11.52
----------------------------------------------------------------   ----------------------------------
----------------------------------------------------------------   ----------------------------------

The following table summarizes information about the Company"s stock options outstanding and exercisable as of December 31, 1998:


                                 Options Outstanding                                Options Exercisable
                           ------------------------------                     -----------------------------
                                         Weighted Average          Weighted                        Weighted
                                Number          Remaining           Average        Number           Average
Range of Exercise Prices   Outstanding   Contractual Life    Exercise Price   Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------------
$0.32 - $7.21                  224,350               4.43             $3.27       212,778             $3.23
$7.50 - $12.25                 455,417               4.17             $7.77        19,000            $11.33
$13.13 - $20.75                297,000               8.52            $18.68       121,000            $17.40
$22.25 - $28.13                138,334               8.97            $27.55        68,336            $26.96
-----------------------------------------------------------------------------------------------------------
                             1,115,101               5.98            $12.23       421,114            $11.52
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


On December 14, 1998, the Company permitted option holders to exchange their outstanding stock options for a lesser number of options priced at fair market value on that date, $7.50. Options with an exercise price greater than $20.00 a share were eligible to be exchanged for options priced at $7.50 with a 50% reduction in the number of options, and options with an exercise price less than or equal to $20.00 a share were eligible to be exchanged for options priced at $7.50 with a 33% reduction in the number of options. Each replacement grant retained the original grant"s vesting schedule but imposed a one year moratorium on exercise. Twenty-one employees and consultants of the Company elected to participate, exchanging an aggregate of options to purchase 817,500 shares of Common Stock at exercise prices ranging from $12.25 to $28.13 a share in return for an aggregate of options to purchase 422,417 shares of Common Stock at an exercise price of $7.50 per share. Donald A. Kurz and Stephen P. Robeck, the Company"s co-chief executive officers, were not eligible to participate in the exchange.

30    Equity Marketing, Inc.

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

                                      Years Ended December
                                               31,
                                     -----------------------
                                       1996    1997     1998
                                     -----------------------
Net income (loss)--as reported       $7,443  $9,623  $(5,993)
Net income (loss)--pro forma         $6,919  $8,138  $(9,672)
Basic earnings (loss) per share-as
 reported                            $ 1.33  $ 1.63  $  (.98)
Basic earnings (loss) per share-pro
 forma                               $ 1.24  $ 1.38  $ (1.59)
Diluted earnings (loss) per
 share-as reported                   $ 1.26  $ 1.55  $  (.98)
Diluted earnings (loss) per
 share-pro forma                     $ 1.17  $ 1.31  $ (1.59)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of the cost to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                      Years Ended December 31,
                                     -------------------------
                                       1996    1997    1998
                                     -------------------------
Expected dividend yield                0.00%    0.00%    0.00%
Expected stock price volatility       61.91%   65.73%   69.97%
Risk free interest rate                6.00%    5.53%    4.41%
Expected life of options             3 years  3 years  3 years

The weighted average fair value of options granted during 1997 and 1998 is $24.09 and $7.28, respectively.

During 1998, the Company granted options to purchase 60,000 shares of common stock to a member of the Board of Directors in exchange for consulting services rendered. The securities are to vest through March 2001. None of these options have been exercised. On December 14, 1998 these options were exchanged for options to purchase 40,000 shares of common stock at an exercise price of $7.50. Options to purchase approximately 16,000 shares of common stock have vested as of December 31, 1998. In 1998, the Company has recorded compensation expense of approximately $211 related to these options.

WARRANTS
At December 31, 1998, there were 4,131 underwriters" warrants outstanding relating to the Company"s initial public offering, which are exercisable at $8.02 per share. The warrants expire on January 31, 1999.

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

STOCK SUBSCRIPTION RECEIVABLE
On September 27, 1991, a minority stockholder of the Company purchased 1,850,000 shares of the Company"s treasury stock for an aggregate purchase price of $107. Since the stock was sold below cost, the loss on the issuance of the treasury stock was charged to retained earnings.

The purchase price for these shares was paid with promissory notes, payable in ten years, together with interest at an annual rate of 8.41% per year on the unpaid principal balance. The notes are subject to the terms of the Loan Forgiveness Agreements dated September 27, 1991, pursuant to which the principal amount of the notes will be forgiven

                                                  Equity Marketing, Inc.      31
at 10% per year, provided that the stockholder remains employed by the Company at such time. The stock subscription receivable is included in the accompanying consolidated balance sheets as a reduction of stockholders" equity. The Company records the annual reduction as compensation expense.

RESTRICTED STOCK
The Company has reserved 100,000 shares of common stock for issuance under the 1995 Stock Award Plan, (the "Plan"), which covers certain key salaried employees who are not officers or directors of the Company. For the year ended, December 31, 1998, 47,367 shares with an aggregate market value on the date of grant of $352 were issued under the Plan. The shares are subject to restrictions, which lapse over a three to five year period, and continued employment with the Company.

Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the Plan. The unearned compensation is shown as a reduction of shareholders" equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period. Compensation charged to expense was $22, $58 and $248 in 1996, 1997 and 1998, respectively. At December 31, 1998, 17,325 shares were available for issuance under the Plan.

11. INCOME TAXES

In accordance with SFAS 109, deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

The provisions for income taxes consist of:

                                      Years Ended December 31,
                                      ------------------------
                                       1996     1997      1998
                                      ------------------------
CURRENT:
Federal                              $2,045   $4,713    $1,266
State and local                         264      728       175
--------------------------------------------------------------
                                      2,309    5,441     1,441
--------------------------------------------------------------

DEFERRED:
Federal                                 920       84    (1,673)
State and local                          90        9      (232)
--------------------------------------------------------------
                                      1,010       93    (1,905)
--------------------------------------------------------------
Additional paid-in capital from
 benefit of stock options exercised     912      490       533
--------------------------------------------------------------
                                     $4,231   $6,024       $69
--------------------------------------------------------------
--------------------------------------------------------------

Income taxes recorded by the Company differ from the amounts computed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of operations.

                                       Years Ended December 31,
                                       ------------------------
                                        1996     1997     1998
                                      -------------------------
Tax at the Federal statutory rate     $3,986   $5,476   $(2,014)
State income taxes, net of the
 Federal tax benefit                     267      597      (170)
Municipal bond interest not subject
 to Federal or State taxes               (49)      --        --
Other                                     27      (49)    2,253
---------------------------------------------------------------
                                      $4,231   $6,024       $69
---------------------------------------------------------------
---------------------------------------------------------------

Other reflects the effects of permanent differences such as amortization of goodwill and the write-off of the EPI goodwill in 1998.

32    Equity Marketing, Inc.

The tax effects of the significant temporary differences giving rise to the Company"s deferred tax assets (liabilities) for the years ended December 31, 1997 and 1998 are as follows:

                                            1997     1998
                                          ---------------
Allowance for doubtful accounts           $  228  $ 1,411
Inventory Reserve                            327      895
Accrued expenses                             573    1,889
Other                                         18      136
---------------------------------------------------------
   Total current                           1,146    4,331

Trademark                                     --   (1,035)
Depreciation                                 115      289
---------------------------------------------------------
   Total non-current                         115     (746)

Total                                     $1,261  $ 3,585
---------------------------------------------------------
---------------------------------------------------------

As of December 31, 1997, non-current deferred tax assets were included in other assets in the accompanying consolidated balance sheets.

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company has operating leases for its properties, which expire at various dates through 2007.

Future minimum lease payments under non-cancelable operating leases are as follows:

Year
-----------------------------------------------------------
1999                                                $ 2,736
2000                                                  2,432
2001                                                  2,099
2002                                                  2,108
2003                                                  2,120
Thereafter                                            4,952
-----------------------------------------------------------
                                                     16,447
Less sublease income                                 (6,063)
-----------------------------------------------------------
Total                                               $10,384
-----------------------------------------------------------
-----------------------------------------------------------

Aggregate rental expenses for operating leases was $1,007, $1,069 and $1,235 for the years ended December 31, 1996, 1997, and 1998, respectively.

GUARANTEED ROYALTIES
For the years ended December 31, 1996, 1997, and 1998, the Company incurred $3,273, $3,761 and $6,149, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of December 31, 1998, the Company was committed to pay total minimum guaranteed royalties as follows:

Year
-----------------------------------------------------------
1999                                                 $1,537
2000                                                  1,276
2001                                                  1,888
-----------------------------------------------------------
Total                                                $4,701
-----------------------------------------------------------
-----------------------------------------------------------

Included in the above commitments are projected minimum guarantee shortfalls of $2,187 which have been accrued as of December 31, 1998 (see Note 2).

                                                  Equity Marketing, Inc.      33

EMPLOYMENT AGREEMENTS

The Company has employment agreements with several key executives. Guaranteed compensation under these agreements is as follows:

Year
-----------------------------------------------------------
1999                                                 $2,206
2000                                                  1,622
2001                                                    885
2002                                                    375
-----------------------------------------------------------
Total                                                $5,088
-----------------------------------------------------------
-----------------------------------------------------------

LEGAL PROCEEDINGS
The Company is involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company"s financial position or results of operations.

13. INDUSTRY SEGMENTS, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

The Company"s revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 69%, 67% and 63% of the Company"s revenues for the years ended December 31, 1996, 1997 and 1998, respectively, were from one customer in the promotional segment.

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable segments through which it conducts its continuing operations: promotions and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The promotions segment produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional products are based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market retailers, who in turn sell the products to consumers.

Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation and amortization expense, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables, fixed assets, and intangibles.

34    Equity Marketing, Inc.

INDUSTRY SEGMENTS

                                         As of and For the Year Ended December 31, 1996
                                ----------------------------------------------------------------
                                 Promotions    Consumer Products       Corporate           Total
                                ----------------------------------------------------------------
Total revenues                      $92,812              $18,875         $    --        $111,687
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Income (loss) before provision
 (benefit) for income taxes         $19,010              $ 1,677         $(9,013)       $ 11,674
Provision (benefit) for income
 taxes                                6,843                  604          (3,216)          4,231
------------------------------------------------------------------------------------------------
Net income (loss)                   $12,167              $ 1,073         $(5,797)       $  7,443
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Fixed asset additions, net          $    --              $    --         $   773        $    773
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Depreciation and amortization       $    --              $    --         $ 1,079        $  1,079
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Total assets                        $28,220              $ 5,295         $ 3,678        $ 37,193
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                                         As of and For the Year Ended December 31, 1997
                                ----------------------------------------------------------------
                                 Promotions    Consumer Products       Corporate           Total
                                ----------------------------------------------------------------
Total revenues                     $116,022              $30,306         $    --        $146,328
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Income (loss) before provision
 (benefit) for income taxes        $ 21,300              $ 3,733         $(9,386)       $ 15,647
Provision (benefit) for income
 taxes                                8,201                1,437          (3,614)          6,024
------------------------------------------------------------------------------------------------
Net income (loss)                  $ 13,099              $ 2,296         $(5,772)       $  9,623
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Fixed asset additions, net         $     --              $    --         $ 1,097        $  1,097
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Depreciation and amortization      $     --              $    --         $ 1,247        $  1,247
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Total assets                       $ 15,989              $ 7,811         $33,353        $ 57,153
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                                         As of and For the Year Ended December 31, 1998
                                ----------------------------------------------------------------
                                 Promotions    Consumer Products       Corporate           Total
                                ----------------------------------------------------------------
Total revenues                     $116,280              $42,856        $     --        $159,136
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Income (loss) before provision
 (benefit) for income taxes        $ 22,766              $(6,725)       $(21,965)       $ (5,924)
Provision (benefit) for income
 taxes                                8,717               (2,575)         (6,073)             69
------------------------------------------------------------------------------------------------
Net income (loss)                  $ 14,049              $(4,150)       $(15,892)       $ (5,993)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Fixed asset additions, net         $     --              $    --        $  4,366        $  4,366
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Depreciation and amortization      $     --              $    --        $  2,022        $  2,022
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Total assets                       $ 55,597              $13,580        $ 46,303        $115,480
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Information about the Company"s operations by geographical area is as follows:

                                       As of and For the Years
                                          Ended December 31,
                                     ----------------------------
                                         1996      1997      1998
                                     ----------------------------
REVENUES:
   United States                     $ 99,878  $117,521  $138,571
   International                       11,809    28,807    20,565
-----------------------------------------------------------------
   Total revenues                    $111,687  $146,328  $159,136
-----------------------------------------------------------------
-----------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS:
   United States                     $ 10,873  $ 12,316  $(10,669)
   International                          542     2,809     5,256
-----------------------------------------------------------------
   Total operating income (loss)     $ 11,415  $ 15,125  $ (5,413)
-----------------------------------------------------------------
-----------------------------------------------------------------

FIXED ASSETS, NET:
   United States                       $2,153    $2,432    $5,736
   International                          132       118       156
-----------------------------------------------------------------
   Total fixed assets                  $2,285    $2,550    $5,892
-----------------------------------------------------------------
-----------------------------------------------------------------

                                                  Equity Marketing, Inc.      35

14. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               Three Months Ended
                                ------------------------------------------------
                                 March 31    June 30  September 30   December 31
                                ------------------------------------------------
1997
Revenues                          $21,618    $46,638       $27,588       $50,484
Income from operations            $ 1,754    $ 5,489       $ 2,114       $ 5,768
Net income                        $ 1,142    $ 3,408       $ 1,448       $ 3,625

BASIC INCOME PER SHARE:
   Earnings per share             $  0.20    $  0.57       $  0.24       $  0.61
   Weighted average shares
    outstanding                 5,848,266  5,927,055     5,956,307     5,966,398

DILUTED INCOME PER SHARE:
   Earnings per share             $  0.19    $  0.55       $  0.23       $  0.57
   Weighted average shares
    outstanding                 6,152,751  6,203,964     6,289,128     6,318,001



                                               Three Months Ended
                                ------------------------------------------------
                                 March 31    June 30  September 30   December 31
                                ------------------------------------------------
1998
Revenues                          $23,796    $30,593       $29,987       $74,760
Income (loss) from operations     $   862    $ 2,456       $  (821)      $(7,911)
Net income (loss)                 $   616    $ 1,565       $  (700)      $(7,474)

BASIC INCOME (LOSS) PER SHARE:
   Earnings (loss) per share      $  0.10    $  0.26       $ (0.12)      $ (1.20)
   Weighted average shares
    outstanding                 6,010,103  6,035,066     6,085,585     6,227,718

DILUTED INCOME (LOSS) PER
 SHARE:
   Earnings (loss) per share      $  0.10    $  0.25       $ (0.12)      $ (1.20)
   Weighted average shares
    outstanding                 6,314,902  6,315,415     6,085,585     6,227,718


36    Equity Marketing, Inc.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Equity Marketing, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Equity Marketing, Inc. and Subsidiaries included in this Report on Form 10-K and have issued our report thereon dated March 30, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /s/ ARTHUR ANDERSEN LLP
                                       ARTHUR ANDERSEN LLP

Los Angeles, California
March 30, 1999


                                                  Equity Marketing, Inc.      37

                                                                     SCHEDULE II

                             EQUITY MARKETING, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           Additions       Additions
                                     Balance at           Charged to      Charged to                          Balance at
Classification              Beginning of Period    Operating Expenses       Revenues     Deductions,net    End of Period
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
 1996
   Allowances for
    doubtful accounts
    receivable and sales
    returns                                $200               $ 361          $  440          $ (446)(A)           $ 555

YEAR ENDED DECEMBER 31,
 1997
   Allowances for
    doubtful accounts
    receivable and sales
    returns                                $555               $  92          $  807          $ (854)(A)           $ 600

YEAR ENDED DECEMBER 31,
 1998
   Allowances for
    doubtful accounts
    receivable and sales
    returns                                $600              $1,435          $3,734          $(2,085)(A)           $3,684
Restructuring Reserves                     $ --              $4,121          $   --          $  (127)              $3,994

(A) Represents product returns, credits applied, and accounts receivable written off, net of recoveries.

38     Equity Marketing, Inc.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 30th day of March, 1999.

                                EQUITY MARKETING, INC.

                                By:              /s/ DONALD A. KURZ
                                     ------------------------------------------
                                                   Donald A. Kurz
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                      OFFICER

                                POWER OF ATTORNEY
We, the undersigned directors and officers of Equity Marketing, Inc. do hereby severally constitute and appoint Donald A. Kurz, Leland P. Smith and Teresa P. Covington, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                         Title                    Date
------------------------------  --------------------------  -------------------
                                Chairman of the Board and
      /s/ DONALD A. KURZ          Chief Executive Officer
------------------------------    (Principal Executive        March 30, 1998
        Donald A. Kurz            Officer)

   /s/ TERESA P. COVINGTON      Vice President, Finance
------------------------------    (Principal Financial and    March 30, 1998
     Teresa P. Covington          Accounting Officer)

    /s/ SANFORD R. CLIMAN
------------------------------  Director                      March 30, 1998
      Sanford R. Climan

      /s/ LAWRENCE ELINS
------------------------------  Director                      March 30, 1998
        Lawrence Elins

       /s/ BRUCE RABEN
------------------------------  Director                      March 30, 1998
         Bruce Raben

    /s/ STEPHEN P. ROBECK
------------------------------  Director                      March 30, 1998
      Stephen P. Robeck

------------------------------  Director
       Mitchell H. Kurz

                                                     Equity Marketing, Inc.  39

Exhibit   Description                                   Page
------------------------------------------------------------
    3.1   Certificate of Incorporation. (4)               --
    3.2   Amended and Restated Bylaws. (7)                --
   10.1   Amended and Restated Credit Agreement
          dated December 10, 1998 between Equity
          Marketing, Inc., Sanwa Bank California,
          and Imperial Bank. (8)                          --
   10.2   Agreement of lease dated April 12, 1995
          between Rodeo Wilshire Realty, Inc. and
          Equity Marketing, Inc. (3)                      --
   10.3   Agreement of Lease, dated January 3,
          1995, between Wide Harvest Investment
          Ltd. and Equity Marketing Hong Kong,
          Ltd. (2)                                        --
   10.4   Form of Representative's Warrant
          Agreement between Equity Marketing, Inc.
          and Josephthal, Lyon & Ross
          Incorporated. (1)                               --
   10.5   Form of Indemnification Agreement
          between Equity Marketing, Inc. and
          Josephthal, Lyon & Ross Incorporated.
          (1)                                             --
   10.6   Promissory Notes, dated September 27,
          1991, issued by Donald A. Kurz to Equity
          Marketing, Inc. (1)                             --
   10.7   Loan Forgiveness Agreements, dated
          September 27, 1991, between Equity
          Marketing, Inc. and Donald A. Kurz. (1)         --
   10.8   Tax indemnification Agreement, dated
          October 1, 1993, among Stephen P.
          Robeck, Donald A. Kurz and Equity
          Marketing, Inc. (1)                             --
   10.9   Reimbursement Agreement, dated October
          1, 1993, among Donald A. Kurz, Stephen
          P. Robeck and Equity Marketing, Inc. (1)        --

  10.10   Agreement of Lease dated July 17, 1998,
          between Miracle Mile, L.L.C., and
          Equity Marketing, Inc. (8)                      --

  10.11   First Amendment and Waiver to Amended and
          Restated Credit Agreement dated March 30,
          1998, by and among Sanwa Bank California,
          Imperial Bank and Equity Marketing, Inc. (8)    --

          EXECUTIVE COMPENSATION PLANS AND
          ARRANGEMENTS OF THE COMPANY

  10.12   Form of Director's and Officer's
          Indemnification Agreement. (7)                  --
  10.13   Equity Marketing, Inc. Deferred
          Compensation Plan. (4)                          --
  10.14   Equity Marketing, Inc. Amended and
          Restated Stock Option Plan. (7)                 --
  10.15   Equity Marketing Inc. Non-Employee
          Director Stock Option Plan. (6)                 --
  10.16   Employment agreement dated January 1,
          1999 between Equity Marketing, Inc. and
          Donald A. Kurz. (8)                             --
  10.17   Consulting agreement dated January 1,
          1999 between Equity Marketing, Inc. and
          Stephen P. Robeck. (8)                          --
  10.18    Employment agreement dated August 5,
          1996 between Equity Marketing, Inc. and
          Albert R. Ovadia. (5)                           --
  10.19   Amended and Restated Employment
          agreement dated September 1, 1998
          between Equity Marketing, Inc. and
          Joseph F. Morrison. (8)                         --
  10.20   Employment Agreement dated April 13,
          1998 between Equity Marketing, Inc. and
          Edward Boyd. (8)                                --
    21.   Subsidiaries of the Registrant.
    23.   Consent of Arthur Andersen LLP.
    27.   Financial Data Schedule.

------------------------
(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration Statement No.
   33-67778), which is incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Statement of Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended March 31, 1995, which is incorporated herein by reference.

(4) Previously filed as an exhibit to the Registrant's Statement on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

(5) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Statement on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

(7) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.

(8) To be filed on a Current Report on Form 8-K.

                                                  Equity Marketing, Inc.      39