Form 10-Q
period 1999-03-31
EQUITY MARKETING INC
filed 1999-05-17
CIK 911151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER: 23346

                             EQUITY MARKETING, INC.
             (Exact name of registrant as specified in its charter.)

           DELAWARE                                             13-3534145
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         6330 SAN VICENTE BLVD.
             LOS ANGELES, CA                                       90048
(Address of principal executive offices)                        (Zip Code)

                                 (323) 932-4300
              (Registrant's telephone number, including area code)

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

Common Stock, $.001 Par Value, 6,223,665 shares as of May 11, 1999.

                             EQUITY MARKETING, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        THREE MONTHS ENDED MARCH 31, 1999


                                                                               PAGE
                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                            3

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                         12

PART II.

         Item 6.  Exhibits and Reports on Form 8-K                               16

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS


                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                        DECEMBER 31,         MARCH 31,
                                                                            1998                1999
                                                                        ------------         ---------
                                                                                            (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                $  7,250            $ 1,018
  Accounts receivable, net of allowances of $3,684 and
    $2,633 as of December 31, 1998 and March 31, 1999,
    respectively                                                             57,071             21,251
  Inventory                                                                  13,117              5,460
  Prepaid expenses and other current assets                                   7,915              7,111
                                                                           --------            -------
         Total current assets                                                85,353             34,840
FIXED ASSETS, net                                                             5,892              5,632
INTANGIBLE ASSETS, net                                                       23,442             23,124
OTHER ASSETS                                                                    793                914
                                                                           --------            -------
         Total assets                                                      $115,480            $64,510
                                                                           ========            =======


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          DECEMBER 31,         MARCH 31,
                                                                                              1998               1999
                                                                                          ------------         ---------
                                                                                                              (UNAUDITED)
CURRENT LIABILITIES:
  Short-term debt                                                                            $ 30,000           $  5,000
  Accounts payable                                                                             28,432             13,595
  Accrued liabilities                                                                          22,653             11,635
                                                                                             --------           --------
         Total current liabilities                                                             81,085             30,230
LONG-TERM LIABILITIES                                                                           1,988              2,012
                                                                                             --------           --------
         Total liabilities                                                                     83,073             32,242
                                                                                             --------           --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000
    shares authorized, none issued or outstanding                                                  --                 --
  Common stock, par value $.001 per share, 20,000,000
    shares authorized, 6,227,718 and 6,223,665 shares outstanding
    as of December 31, 1998 and March 31, 1999, respectively                                       --                 --
  Additional paid-in capital                                                                   15,343             15,293
  Retained earnings                                                                            19,063             18,798
                                                                                             --------           --------
                                                                                               34,406             34,091
Less--
  Treasury stock, 1,892,841 and 1,882,518 shares, at cost, as of
    December 31, 1998 and March 31, 1999, respectively                                         (1,279)            (1,274)
  Stock subscription receivable                                                                   (32)               (32)
  Unearned compensation                                                                          (688)              (517)
                                                                                             --------           --------
         Total stockholders' equity                                                            32,407             32,268
                                                                                             --------           --------
         Total liabilities and stockholders' equity                                          $115,480           $ 64,510
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

                             EQUITY MARKETING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              ----------------------------
                                                                  1998             1999
                                                              -----------      -----------
REVENUES                                                      $    23,796      $    27,457
COST OF SALES                                                      17,726           20,545
                                                              -----------      -----------
         Gross profit                                               6,070            6,912
                                                              -----------      -----------
OPERATING EXPENSES:
  Salaries, wages and benefits                                      2,645            3,471
  Selling, general and administrative                               2,563            3,660
                                                              -----------      -----------
         Total operating expenses                                   5,208            7,131
                                                              -----------      -----------
         Income (loss) from operations                                862             (219)
INTEREST INCOME (EXPENSE), net                                        139             (222)
                                                              -----------      -----------
         Income (loss) before provision (benefit)
           for income taxes                                         1,001             (441)
PROVISION (BENEFIT) FOR INCOME TAXES                                  385             (176)
                                                              -----------      -----------
         Net income (loss)                                    $       616      $      (265)
                                                              ===========      ===========

BASIC NET INCOME (LOSS) PER SHARE                             $      0.10      $     (0.04)
                                                              ===========      ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                       6,010,103        6,210,497
                                                              ===========      ===========

DILUTED NET INCOME (LOSS) PER SHARE                           $      0.10      $     (0.04)
                                                              ===========      ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                     6,314,902        6,210,497
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

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                            ----------------------------
                                                                                              1998               1999
                                                                                            ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $     616          $    (265)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Depreciation and amortization                                                             347                681
        Provision for doubtful accounts                                                            71                 52
        Tax benefit from exercise of stock options                                                --                  32
        Issuance of treasury stock to 401(k) Tax Deferred Saving Plan                             --                  74
        Changes in operating assets and liabilities:
          Increase (decrease) in cash and cash equivalents:
              Accounts receivable                                                              10,974             35,768
              Inventory                                                                         1,421              7,657
              Prepaid expenses and other current assets                                        (2,081)               804
              Other assets                                                                        (37)              (121)
              Accounts payable                                                                 (6,453)           (14,837)
              Accrued liabilities                                                              (1,117)           (11,018)
              Long-term liabilities                                                                (5)                24
                                                                                            ---------          ---------
         Net cash provided by operating activities                                              3,736             18,851
                                                                                            ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                                                                 (323)              (103)
                                                                                            ---------          ---------
         Net cash used in investing activities                                                   (323)              (103)
                                                                                            ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments on line of credit                                                                --            (25,000)
       Proceeds from exercise of stock options                                                     --                 20
                                                                                            ---------          ---------
         Net cash used in financing activities                                                     --            (24,980)
                                                                                            ---------          ----------
         Net increase (decrease) in cash and cash equivalents                                   3,413             (6,232)
CASH AND CASH EQUIVALENTS, beginning of period                                                  8,935              7,250
                                                                                            ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                                                    $  12,348          $   1,018
                                                                                            =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
    Interest                                                                                $      16          $     269
                                                                                            =========          =========
    Income taxes                                                                            $     555          $      --
                                                                                            =========          =========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1  --  ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation (the "Company"), is a leading provider of custom promotional products and services, and a developer of distinctive, branded consumer products that complement the Company's promotions business. The Company primarily sells to customers in the United States.

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

EPI Group Limited ("EPI"), a Delaware corporation, is a designer, developer, producer and distributor of promotional products for sale to oil companies, consumer products companies and retailers. Effective January 15, 1999, EPI was dissolved.

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


NOTE 2  --  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made to the accompanying 1998 financial statements to conform them with the current period presentation.

NET INCOME PER SHARE

Diluted Earnings Per Share ("EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options and warrants are included as share equivalents in computing diluted earnings per share using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options and warrants has an antidilutive effect. As a result, these shares are not included with the weighted average shares outstanding of 6,210,497 used in the calculation of diluted loss per share for the three months ended March 31, 1999. The impact of including unexercised dilutive options and warrants was to increase weighted average shares outstanding by 304,799 for the three months ended March 31, 1998. The impact of including dilutive options and warrants (assuming net income) would have been to increase the weighted average number of shares outstanding by 78,028 for the three months ended March 31, 1999. Options to purchase 318,000 and 1,337,295 shares of common stock were outstanding as of March 31, 1998, and 1999, respectively and excluded from the computation of diluted income per share as they would have been anti-dilutive.

INVENTORY

Inventory consists of production-in-process which represents direct costs related to product development, procurement and tooling which are deferred and amortized over the life of the products and finished products held for sale to customers and finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1998 and March 31, 1999, inventory consisted of the following:


                                                    DECEMBER 31,       MARCH 31,
                                                        1998             1999
                                                    -----------        --------
Production-in-process                                 $ 2,140           $   175
Finished goods                                         10,977             5,285
                                                      -------           -------
                                                      $13,117           $ 5,460
                                                      =======           =======


NOTE 3  -  ACQUISITIONS

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

These acquisitions have been accounted for under the purchase method of accounting. The financial statements reflect the operating results of these acquired entities from the date of acquisition.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions of Corinthian and CMI/USI had occurred at the beginning of 1998 and includes pro-forma adjustments to give effect to the amortization of goodwill, decreased interest income, increased interest expense associated with funding the acquisitions, and certain other adjustments, together with the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Corinthian and CMI/USI had been a single entity during 1998, nor is it necessarily indicative of the results of operations that may occur in the future.


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                     1998
                                                              ------------------
            Pro forma revenues                                    $    27,964
            Pro forma net income                                  $       148
            Pro forma basic income per share                      $      0.02
            Pro forma diluted income per share                    $      0.02
            Pro forma basic weighted average
              shares outstanding                                    6,010,103
            Pro forma diluted weighted average
              shares outstanding                                    6,314,902


NOTE 4  -  SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131--"Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable segments through which it conducts its continuing operations: promotions and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The promotions segment produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional products are based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market retailers, who in turn sell the products to consumers.

Earnings of industry segments exclude interest income, interest expense, depreciation and amortization expense, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables, fixed assets, and intangibles.

INDUSTRY SEGMENTS



                                                                         AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                                         ---------------------------------------------------
                                                                                         CONSUMER
                                                                     PROMOTIONS          PRODUCTS         CORPORATE      TOTAL
------------------------------------------------------------------------------------------------------------------------------
              Total revenues                                      $    20,129         $     3,667       $      -     $  23,796
==============================================================================================================================

              Income (loss) before provision (benefit)
                for income taxes                                  $     3,644         $       297       $    (2,940) $   1,001
              Provision (benefit) for income taxes                      1,403                 114            (1,132)       385
------------------------------------------------------------------------------------------------------------------------------
              Net income (loss)                                   $     2,241         $       183       $    (1,808) $     616
==============================================================================================================================

              Fixed asset additions, net                          $      -            $      -          $       323  $     323
==============================================================================================================================
              Depreciation and amortization                       $      -            $      -          $       347  $     347
==============================================================================================================================
              Total assets                                        $    14,984         $     8,981       $    26,229  $  50,194
==============================================================================================================================


                                                                        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                                        ---------------------------------------------------
                                                                                         CONSUMER
                                                                     PROMOTIONS          PRODUCTS         CORPORATE      TOTAL
-------------------------------------------------------------------------------------------------------------------------------
              Total revenues                                      $    24,319         $     3,138       $      -      $ 27,457
===============================================================================================================================

              Income (loss) before provision (benefit)
                for income taxes                                  $     4,369         $        80       $    (4,890)  $   (441)
              Provision (benefit) for income taxes                      1,748                  32            (1,956)      (176)
-------------------------------------------------------------------------------------------------------------------------------
              Net income (loss)                                   $     2,621         $        48       $    (2,934)  $   (265)
===============================================================================================================================

              Fixed asset additions, net                          $      -            $      -          $       103   $    103
===============================================================================================================================
              Depreciation and amortization                       $      -            $      -          $       681   $    681
===============================================================================================================================
              Total assets                                        $     3,360         $     1,897       $    59,253   $ 64,510
===============================================================================================================================

NOTE 5  --  SHORT-TERM DEBT

At December 31, 1998 and March 31, 1999, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. The agreement, as amended, provides for a line of credit of $25,000 through March 31, 2000. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus 2.25 percent or a variable rate equivalent to the lead bank's reference rate plus .25 percent. The Company is also required to pay an unused line fee of .25 percent per annum and certain letter of credit fees. The Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of December 31, 1998 and March 31, 1999, the Company was out of compliance with certain of these covenants, for which it has received waivers from its banks. The Company has received a commitment letter from its banks to increase the commitment on the line of credit to $30,000 through October 31, 1999 at which time the commitment is reduced to $25,000, to amend certain of the financial covenants under the Credit Agreement, amend the rate of interest on borrowings to either a fixed rate equivalent to LIBOR plus 3 percent or a variable rate equivalent to the lead bank's reference rate plus .5 percent and amend the maturity of the Credit Agreement to June 30, 2000. The Company is currently in compliance with the covenants included in the commitment letter. The Company is working with its banks to finalize definitive documentation. There can be no assurance, however, that such definitive documentation will be finalized or that sufficient funding from other sources will be available at terms considered favorable to the Company. Any failure by the Company to timely obtain sufficient funding on favorable terms or otherwise could negatively impact the Company's business, financial condition and results of operations. The statements set forth herein are forward-looking, and actual results may differ materially.

As of December 31, 1998 and March 31, 1999 there was $30,000 and $5,000, respectively, outstanding under the Credit Agreement. Letters of credit amounts outstanding as of December 31, 1998 and March 31, 1999 were $995 and $12,488, respectively.

NOTE 6 -- RESTRUCTURING RESERVE

In December 1998, the Company announced its decision to exit the event-based-license consumer products business along with its retail pin business. In connection with this decision, the Company recorded a restructuring charge of 4,121. The balance of the restructuring reserve at December 31, 1998 was 3,994.

For the three months ended March 31, 1999, the restructuring reserve decreased by approximately $150 primarily as a result of payments of employee severance and termination benefits.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Certain expectations and projections regarding the future performance of Equity Marketing, Inc. (the "Company") discussed in this quarterly report are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company's operating plans and are subject to future events and uncertainties. Forward-looking statements can be identified by the use of forward looking terminology, such as may, will, should, expect, anticipate, estimate, continue, plans, intends or other similar terminology. Management cautions you that the following factors, among others, could cause the Company's actual consolidated results of operations and financial position in 1999 and thereafter to differ significantly from those expressed in forward-looking statements:

MARKETPLACE RISKS
o Dependence on a single customer, Burger King, which may adversely affect the Company's financial condition and results of operations
o Significant quarter-to-quarter variability in the Company's revenues and net income, which may result in operating results below the expectations of securities analysts and investors
o Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company's financial condition and results of operations
o Dependence on the ability to license, develop and market new products, which may adversely affect the Company's financial condition and results of operations
o Increased competitive pressure, which may affect the sales of the Company's products
o Dependence on foreign manufacturers, which may increase the costs of the Company's products and affect the demand for such products

FINANCING RISKS
o Currency fluctuations, which may affect the Company's suppliers and the Company's reportable income
o Need for additional working capital to fund the Company's business, which may not be available at all or on favorable terms when required

OTHER RISKS
o Potential negative impact of future acquisitions, which may disrupt the Company's ongoing business, distract senior management and increase expenses
o Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company
o Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs
o Potential inability of computer systems or software products used by the Company and\or its customers and suppliers to properly recognize and process date-sensitive information beyond January 1, 2000, which may result in an interruption in normal business operations of the Company, its suppliers and customers

The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 1998, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements and Risk Factors."

ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation (the "Company"), is a leading provider of custom promotional products and services, and a developer of distinctive, branded consumer products that complement the Company's promotions business. The Company primarily sells to customers in the United States.

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

EPI Group Limited ("EPI"), a Delaware corporation, is a designer, developer, producer and distributor of promotional products for sale to oil companies, consumer products companies and retailers. Effective January 15, 1999, EPI was dissolved.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:


                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                              1998         1999
                                                              -----       -----
Revenues                                                      100.0%      100.0%
Cost of sales                                                  74.5        74.8
                                                              -----       -----
         Gross profit                                          25.5        25.2
                                                              -----       -----
Operating Expenses:
  Salaries, wages and benefits                                 11.1        12.6
  Selling, general and administrative                          10.8        13.3
                                                              -----       -----
         Total operating expenses                              21.9        25.9
                                                              -----       -----
         Income (loss) from operations                          3.6        (0.7)
Interest income (expense), net                                  0.6        (0.8)
                                                              -----       -----
         Income (loss) before provision (benefit)
           for income taxes                                     4.2        (1.5)
Provision (benefit) for income taxes                            1.6        (0.6)
                                                              -----       -----
         Net income (loss)                                      2.6%       (0.9)%
                                                              =====       =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 (000'S OMITTED):

Revenues for the three months ended March 31, 1999 increased $3,661 or 15.4% to $27,457 from $23,796 in the comparable period in 1998. Promotions revenues increased $4,190 to $24,319 as a result of increased revenues associated with several Burger King promotions as well as additional oil and gas promotion revenue generated by CMI/USI which was acquired in the third quarter of 1998. Consumer Product revenues decreased $529 to $3,138 primarily due to decreased sales under event-based licensed consumer products which the Company decided to exit in December 1998. This decrease was partially offset by sales of Headliners subsequent to the acquisition of Corinthian, which was acquired in the second quarter of 1998.

Cost of sales increased $2,819 to $20,545 (74.8% of revenues) for the three months ended March 31, 1999 from $17,726 (74.5% of revenues) in the comparable period in 1998 due to higher sales in 1999. The gross margin percentage for the period decreased because a greater percentage of revenues in 1999 consisted of lower margin Promotional programs (89% in 1999 compared to 85% in 1998).

Salaries, wages and benefits increased $826, or 31.2% to $3,471 (12.6% of revenues). This increase was primarily attributable to the addition of employees from the acquisitions of Corinthian, CMI and USI.

Selling, general and administrative expenses increased $1,097, or 42.8% to $3,660 (13.3% of revenues). This increase is due to increased depreciation and amortization expense associated with higher fixed asset levels in 1998 and amortization of intangibles related to the acquisitions of Corinthian in April 1998 and CMI and USI in July 1998. The increase is also attributable to increased development costs, increased support costs associated with the Company's new enterprise resource planning system (see "Information Systems"), and increased occupancy costs for facilities to support the higher number of employees.

Interest expense was $222 for the three months ended March 31, 1999 compared to interest income of $139 for the three months ended March 31, 1998. The interest expense in 1999 primarily results from cash expenditures for the acquisitions of Corinthian and CMI/USI in 1998 plus 1998 expenditures for the new enterprise resource planning system.

The effective tax rate for the three months ended March 31, 1999 increased to 40.0% from 38.5% for the three months ended March 31, 1998. This increase was attributable to the addition of non-deductible goodwill from the purchase of Corinthian.

Net income decreased $881 or 143% to $(265) ((0.9)% of revenues) from $616 (2.6% of revenues) in 1998 primarily due to increases in operating expenses partially offset by increased gross profit earned as a result of the increase in revenues in 1999.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 1999, the Company's investment in accounts receivable decreased $35,820 from the balance at December 31, 1998. This decrease was attributable to collections of substantially all of the receivables related to sales shipped late in the 1998 fourth quarter. As of March 31, 1999, inventory decreased $7,657 from December 31, 1998 primarily as a result of Consumer Product and Promotional program inventory which was shipped during the current quarter.

As of March 31, 1999, accounts payable decreased $14,837 compared to December 31, 1998. This decrease is primarily attributable to payments to vendors associated with the manufacturing related to the large fourth quarter 1998 promotional programs.

As of March 31, 1999, working capital was $4,610 compared to $4,268 at December 31, 1998. The increase in working capital was primarily due to the cash generated by operating activities in the quarter ended March 31, 1999. The Company did not have any significant investing activities in the quarter. The Company believes that its cash from operations, cash on hand at March 31, 1999 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking; and actual results may differ materially.

CREDIT FACILITIES

The Company maintains and periodically amends or replaces a credit agreement with two commercial banks that is utilized to finance the seasonal working capital requirements of its domestic and international operations. The credit facility is secured by substantially all of the Company's assets. The credit agreement, as amended, provides for availability of $25,000 through March 31, 2000. As of March 31, 1999, $5,000 was outstanding under the credit facility. Letters of credit outstanding as of March 31, 1999 were $12,488. The credit agreement requires the Company to comply with certain financial covenants, including minimum tangible net worth, minimum current ratio, ratio of total liabilities to net worth, maximum funded debt coverage ratio, minimum fixed charge coverage ratio and net profit after taxes. The credit agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates. As of December 31, 1998 and March 31, 1999, the Company was out of compliance with certain of these covenants, for which it has received waivers from its banks. The Company has received a commitment letter from its banks to increase the commitment on the line of credit to $30,000 through October 31, 1999 at which time the commitment is reduced to $25,000, to amend certain of the financial covenants and other terms of the Credit Agreement. The Company is currently in compliance with the covenants included in the commitment letter. The Company is working with its banks to finalize definitive documentation. There can be no assurance, however, that such definitive documentation will be finalized or that sufficient funding from other sources will be available at terms considered favorable to the Company. Any failure by the Company to timely obtain sufficient funding on favorable terms or otherwise could negatively impact the Company's business, financial condition and results of operations. The statements set forth herein are forward-looking, and actual results may differ materially.

INFORMATION SYSTEMS

IMPACT OF THE YEAR 2000 ISSUE INTRODUCTION
The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from the dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that makes use of the date field.

STATE OF READINESS
The Company's primary focus has been on its own internal systems. To date, the Company has completed the Year 2000 conversion with respect to its most critical computer systems and applications, including its enterprise resource planning system, computer networks and desktop applications. Based on strategic and operational assessments, the Company decided to replace its existing information systems in 1998. The new enterprise resource planning system is designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control and has the added benefit of addressing the Year 2000 issues. The new enterprise system went into operation in January 1999.

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

COSTS TO ADDRESS THE YEAR 2000 ISSUE
The projects associated with the replacement of the enterprise resource planning system are expected to cost approximately $4,400. To date the Company has spent a total of approximately $4,300 on the conversion to the new enterprise resource planning system, of which approximately $2,220 was spent on business process reengineering. In accordance with Emerging Issues Task Force Issue No. 97-13, such business process reengineering costs were expensed as incurred. Approximately $2,085 of these costs have been capitalized and are reflected in fixed assets in the accompanying condensed consolidated balance sheet.

Costs to address the Year 2000 issue affecting all other information systems are relatively insignificant, with the majority of the work being performed by Company employees.

CONTINGENCY PLANS
Because the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company has not yet completed the development of a comprehensive Year 2000 specific contingency plan. However, as part of its Year 2000 contingency effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. If the Company determines that its business or a segment thereof is at a material risk of disruption due to the Year 2000 issue, the Company will work to enhance its contingency plan.

PART II.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10        Waiver

                  27        Financial Data Schedule



         (b)      Reports on Form 8-K:

                  Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 1999

                  Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999

                  Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 17th day of May, 1999.


                                                      EQUITY MARKETING, INC.



                                                      /s/ TERESA P. COVINGTON
                                                      -----------------------
                                                      Teresa P. Covington
                                                      Vice President, Finance