Form 10-Q
period 1999-06-30
EQUITY MARKETING INC
filed 1999-08-16
CIK 911151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

Common Stock, $.001 Par Value, 6,226,499 shares as of August 09, 1999.

                             EQUITY MARKETING, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                                 JUNE 30, 1999

                                                                                   PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                3

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                       12

PART II.

         Item 4.  Submission of Matters to a Vote of Security Holders                18

         Item 6.  Exhibits and Reports on Form 8-K                                   18

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,         JUNE 30,
                                                                     1998               1999
                                                                 ------------       ------------
                                                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                      $     7,250          $   2,441
  Accounts receivable (net of allowances
    of $3,684 and $2,586 as of December 31, 1998
    and June 30, 1999, respectively)                                  57,071             39,881
  Inventory                                                           13,117             11,312
  Prepaid expenses and other current assets                            7,915              6,670
                                                                 -----------          ---------
         Total current assets                                         85,353             60,304
FIXED ASSETS, net                                                      5,892              5,306
INTANGIBLE ASSETS, net                                                23,442             22,881
OTHER ASSETS                                                             793              1,225
                                                                 -----------          ---------
         Total assets                                            $   115,480          $  89,716
                                                                 ===========          =========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31,         JUNE 30,
                                                                                              1998               1999
                                                                                          ------------        -----------
                                                                                                              (UNAUDITED)
CURRENT LIABILITIES:
  Short-term debt                                                                           $  30,000          $  16,700
  Accounts payable                                                                             28,432             17,029
  Accrued expenses and other current liabilities                                               22,653             18,857
                                                                                            ---------          ---------
         Total current liabilities                                                             81,085             52,586
LONG-TERM LIABILITIES                                                                           1,988              1,998
                                                                                            ---------          ---------
         Total liabilities                                                                     83,073             54,584
                                                                                            ---------          ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000                                            --                 --
    shares authorized, none issued or outstanding
  Common stock, par value $.001 per share, 20,000,000 shares authorized,
    6,227,718 and 6,223,665 shares outstanding
    as of December 31, 1998 and June 30, 1999, respectively                                        --                 --
  Additional paid-in capital                                                                   15,343             15,293
  Retained earnings                                                                            19,063             21,662
                                                                                            ---------          ---------
                                                                                               34,406             36,955
Less--
  Treasury stock, 1,892,841 shares and 1,882,518 shares, at cost, as of
    December 31, 1998 and June 30, 1999, respectively                                          (1,279)            (1,274)
  Stock subscription receivable                                                                   (32)               (32)
  Unearned compensation                                                                          (688)              (517)
                                                                                            ---------          ---------
         Total stockholders' equity                                                            32,407             35,132
                                                                                            ---------          ---------
         Total liabilities and stockholders' equity                                         $ 115,480          $  89,716
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

                             EQUITY MARKETING, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                 -----------------------------      ----------------------------
                                                     1998             1999              1998            1999
                                                 ------------     ------------      -----------      -----------
REVENUES                                         $    30,593      $    56,011       $    54,389      $    83,468
COST OF SALES                                         20,572           42,992            38,298           63,537
                                                 -----------      -----------       -----------      -----------

         Gross profit                                 10,021           13,019            16,091           19,931
                                                 -----------      -----------       -----------      -----------
OPERATING EXPENSES:
  Salaries, wages and benefits                         3,437            3,444             6,082            6,916
  Selling, general and administrative                  4,128            4,986             6,691            8,645
  Restructuring gain                                    --               (401)             --               (401)
                                                 -----------      -----------       -----------      -----------
         Total operating expenses                      7,565            8,029            12,773           15,160
                                                 -----------      -----------       -----------      -----------
         Income from operations                        2,456            4,990             3,318            4,771
INTEREST INCOME (EXPENSE), net                            88             (217)              227             (439)
                                                 -----------      -----------       -----------      -----------
         Income before provision for
           income taxes                                2,544            4,773             3,545            4,332
PROVISION FOR INCOME TAXES                               979            1,909             1,364            1,733
                                                 -----------      -----------       -----------      -----------
         Net income                              $     1,565      $     2,864       $     2,181      $     2,599
                                                 ===========      ===========       ===========      ===========

BASIC NET INCOME PER SHARE                       $      0.26      $      0.46       $      0.36      $      0.42
                                                 ===========      ===========       ===========      ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          6,035,066        6,223,099         6,022,585        6,216,607
                                                 ===========       ===========      ===========      ===========

DILUTED NET INCOME PER SHARE                     $      0.25      $      0.45       $      0.35      $      0.41
                                                 ===========      ===========       ===========      ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        6,315,415        6,340,969         6,315,159        6,314,557
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

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                             ----------------------------
                                                                                               1998                1999
                                                                                             ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  $ 2,181            $ 2,599
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                             830              1,371
        Provision for doubtful accounts                                                           165                179
        Loss on asset disposal                                                                     --                 11
        Tax benefit from exercise of stock options                                                186                 32
        Issuance of treasury stock to 401(k) Tax Deferred Savings Plan                             --                 74
        Other                                                                                      (3)               (31)
        Changes in operating assets and liabilities, excluding effects of acquisition:
           Increase (decrease) in cash and cash equivalents:
              Accounts receivable                                                                 (14)            17,011
              Inventory                                                                          (710)             1,805
              Prepaid expenses and other current assets                                        (1,603)             1,245
              Other assets                                                                       (115)              (474)
              Accounts payable                                                                    834            (11,403)
              Accrued expenses and other current liabilities                                     (801)            (3,796)
              Long-term liabilities                                                               (35)                10
                                                                                              -------            -------
         Net cash provided by operating activities                                                915              8,633
                                                                                              -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                                                                 (784)              (172)
       Proceeds from sale of fixed assets                                                          --                 10
       Payment for purchase of Corinthian and Trademark                                        (8,436)                --
       Other                                                                                      (68)                --
                                                                                              -------            -------
          Net cash used in investing activities                                                (9,288)              (162)
                                                                                              -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of stock options                                                    585                 20
       Repayment on short-term debt                                                                --            (13,300)
                                                                                              -------            -------
         Net cash provided by (used in) financing activities                                      585            (13,280)
                                                                                              -------            -------
         Net decrease in cash and cash equivalents                                             (7,788)            (4,809)
CASH AND CASH EQUIVALENTS, beginning of period                                                  8,935              7,250
                                                                                              -------            -------
CASH AND CASH EQUIVALENTS, end of period                                                      $ 1,147            $ 2,441
                                                                                              =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
         Interest                                                                             $    31            $   615
                                                                                              =======            =======
         Income taxes                                                                         $ 1,167            $    --
                                                                                              =======            =======

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

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

Certain reclassifications have been made to the accompanying 1998 financial statements to conform them to the current period presentation.

NET INCOME PER SHARE

Diluted Earnings Per Share ("EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options and warrants are included as share equivalents in computing diluted earnings per share using the treasury stock method. The impact of including unexercised dilutive options and warrants was to increase weighted average shares outstanding by 280,349 at quarter end June 30, 1998 and 117,870 at quarter end June 30, 1999, 292,574 for the six months ended June 30, 1998 and 97,950 for the six months ended June 30,1999. Options to purchase 338,000 and 608,000 shares of common stock were outstanding as of June 30, 1998 and 1999, respectively, which were excluded from the computation of diluted income per share as they would have been anti-dilutive.

INVENTORY

Inventory consists of production-in-process which represents direct costs related to product development, procurement and tooling which are deferred and amortized over the life of the products and finished products held for sale to customers and finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1998 and June 30, 1999, inventory consisted of the following:

                                               DECEMBER 31,         JUNE 30,
                                                   1998               1999
                                               ------------       ------------
Production-in-process                             $ 2,140           $   213
Finished goods                                     10,977            11,099
                                                  -------           -------
                                                  $13,117           $11,312
                                                  =======           =======

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

On July 23, 1998, the Company acquired substantially all of the assets of CMI and USI, in exchange for $14,659 plus related transaction costs of $429. Potential additional cash consideration may be paid based upon the results of operations of CMI/USI during each calendar year through December 31, 2002 as set forth in the respective Asset Purchase Agreements, dated July 23, 1998, by and among the Company and each of CMI and USI.

These acquisitions have been accounted for under the purchase method of accounting. The financial statements reflect the operating results of these acquired entities from the date of acquisition.

The following unaudited pro-forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions of Corinthian and CMI/USI had occurred at the beginning of 1998 and includes pro-forma adjustments to give effect to the amortization of goodwill, decreased interest income, increased interest expense associated with funding the acquisitions, and certain other adjustments, together with the related income tax effects. The pro-forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Corinthian and CMI/USI had been a single entity during 1998, nor is it necessary indicative of the results of operations that may occur in the future.

                                                                           SIX MONTHS
                                                                       ENDED JUNE 30, 1998
                                                                       -------------------
Pro forma revenues                                                           $62,005
Pro forma net income                                                           1,456
Pro forma basic income per share                                                 .24
Pro forma diluted net income per share                                           .23
Pro forma basic weighted average
         shares outstanding                                                6,022,585
Pro forma diluted weighted average
         Shares outstanding                                                6,315,159

NOTE 4 - SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131-"Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable segments through which it conducts its continuing operations: promotions and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The promotions segment produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional products are based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market retailers, who in turn sell the products to consumers.

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

INDUSTRY SEGMENTS


                                                     AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                                ----------------------------------------------------------
                                                                      CONSUMER
                                                   PROMOTIONS         PRODUCTS        CORPORATE    TOTAL
----------------------------------------------------------------------------------------------------------
Total revenues                                  $    19,519         $    11,074      $   -         $30,593
==========================================================================================================

Income (loss) before provision (benefit)
  for income taxes                              $     4,229         $     1,219      $(2,904)      $ 2,544
==========================================================================================================

Provision (benefit) for income taxes                  1,628                 469       (1,118)          979
----------------------------------------------------------------------------------------------------------
Net income (loss)                               $     2,601         $       750      $(1,786)      $ 1,565
==========================================================================================================

Fixed asset additions, net                      $      -            $      -         $   461       $   461
==========================================================================================================
Depreciation and amortization                   $      -            $      -         $   483       $   483
==========================================================================================================
Total assets                                    $    16,264         $    21,968      $26,188       $64,420
==========================================================================================================

                                                     AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                ----------------------------------------------------------
                                                                      CONSUMER
                                                   PROMOTIONS         PRODUCTS        CORPORATE    TOTAL
----------------------------------------------------------------------------------------------------------
Total revenues                                  $    50,774         $     5,237      $   -        $ 56,011
==========================================================================================================

Income (loss) before provision (benefit)
  for income taxes                              $    10,110         $      (690)     $(4,647)     $  4,773
==========================================================================================================

Provision (benefit) for income taxes                  4,044                (276)      (1,859)        1,909
----------------------------------------------------------------------------------------------------------
Net income (loss)                               $     6,066         $      (414)     $(2,788)     $  2,864
==========================================================================================================

Fixed asset additions, net                      $      -            $      -         $    69      $     69
==========================================================================================================
Depreciation and amortization                   $      -            $      -         $   690      $    690
==========================================================================================================
Total assets                                    $    49,765         $     3,664      $36,287      $ 89,716
==========================================================================================================


                                                    AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                ----------------------------------------------------------
                                                                      CONSUMER
                                                   PROMOTIONS         PRODUCTS        CORPORATE     TOTAL
----------------------------------------------------------------------------------------------------------
Total revenues                                  $    39,648         $    14,741      $    -       $ 54,389
==========================================================================================================

Income (loss) before provision (benefit)
  for income taxes                              $     7,873         $     1,516      $(5,844)     $  3,545
==========================================================================================================

Provision (benefit) for income taxes                  3,031                 583       (2,250)        1,364
----------------------------------------------------------------------------------------------------------
Net income (loss)                               $     4,842         $       933      $(3,594)     $  2,181
==========================================================================================================

Fixed asset additions, net                      $      -            $      -         $   784      $    784
==========================================================================================================
Depreciation and amortization                   $      -            $      -         $   830      $    830
==========================================================================================================
Total assets                                    $    16,264         $    21,968      $26,188      $ 64,420
==========================================================================================================



                                                      AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                ----------------------------------------------------------
                                                                      CONSUMER
                                                   PROMOTIONS         PRODUCTS          CORPORATE    TOTAL
----------------------------------------------------------------------------------------------------------
Total revenues                                  $    75,072         $     8,396      $    -        $83,468
==========================================================================================================

Income (loss) before provision (benefit)
  for income taxes                              $    14,458         $      (589)     $(9,537)     $  4,332
==========================================================================================================

Provision (benefit) for income taxes                  5,783                (235)      (3,815)        1,733
----------------------------------------------------------------------------------------------------------
Net income (loss)                               $     8,675         $      (354)     $(5,722)     $  2,599
==========================================================================================================

Fixed asset additions, net                      $      -            $      -         $   172      $    172
==========================================================================================================
Depreciation and amortization                   $      -            $      -         $ 1,371         1,371
==========================================================================================================
Total assets                                    $    49,765         $     3,664      $36,287      $ 89,716
==========================================================================================================

NOTE 5 - SHORT-TERM DEBT

At December 31, 1998 and June 30, 1999, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. The agreement, as amended on June 18, 1999 provides for a line of credit of $30,000 through October 31, 1999 and $25,000 through June 30, 2000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus 3.00 percent or a variable rate equivalent to the lead bank's reference rate plus .50 percent. The Company is also required to pay an unused line fee of .50 percent per annum and certain letter of credit fees. The Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of December 31, 1998 and March 31, 1999, the Company was out of compliance with certain of these covenants, for which it has received waivers from its banks. As of June 30, 1999, the Company was in compliance with these covenants.

As of December 31, 1998 and June 30, 1999 there was $30,000 and $16,700, respectively, outstanding under the Credit Agreement. Letter of credit amounts outstanding as of December 31, 1998 and June 30, 1999 were $995 and $1,688 respectively.

NOTE 6 - RESTRUCTURING RESERVE

In December 1998, the Company announced its decision to exit the event-based-license consumer products business along with its retail pin business. In connection with this decision, the Company recorded a restructuring charge of $4,121. Details of the restructuring charge are as follows:

                                                                         Utilized
                                                                        Six Months
                                                 Original    Utilized      Ended                     To Be
                                                  Charge       1998    June 30, 1999   Reversed    Utilized
-----------------------------------------------------------------------------------------------------------
Provision for projected minimum royalty
  guarantee shortfalls                            $2,187    $    -         $ (267)      $ (401)      $1,519
Employee severance and termination benefits          738       (127)         (358)          -           253
Outstanding inventory purchase commitments           800         -            (25)          -           775
Lease commitment for warehouse facility              396         -             (8)          -           388
-----------------------------------------------------------------------------------------------------------
                                                  $4,121    $  (127)     $   (658)      $ (401)      $2,935
===========================================================================================================


For the three months ended June 30, 1999 the Company reversed a portion of the restructuring reserves for projected minimum royalty guarantee shortfalls as a result of negotiated settlements with certain licensors. This reversal totaled $401 and is reflected as a restructuring gain in the accompanying condensed consolidated statements of income.

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

OTHER RISKS
o Potential negative impact of future acquisitions, which may disrupt the Company's ongoing business, distract senior management and increase expenses
o Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company
o Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs
o Potential inability of computer systems or software products used by the Company and\or its customers and suppliers to properly recognize and process date-sensitive information beyond January 1, 2000, which may result in an interruption in normal business operations of the Company, its suppliers and customers

The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 1998, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements and Risk Factors."

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:

                                                                       THREE MONTHS                  SIX MONTHS
                                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                                    ------------------          ---------------------
                                                                     1998        1999            1998           1999
                                                                    ------      ------          ------         ------
Revenues                                                             100.0%      100.0%         100.0%         100.0%
Cost of sales                                                         67.2        76.8           70.4           76.1
                                                                    ------      ------          ------         -----
       Gross profit                                                   32.8        23.2           29.6           23.9
                                                                    ------      ------          ------         -----
Operating Expenses:
  Salaries, wages and benefits                                        11.3         6.1           11.2            8.3
  Selling, general and administrative                                 13.5         8.9           12.3           10.4
  Restructuring gain                                                    -         (0.7)            -            (0.5)
                                                                    ------      ------          ------         -----
       Total operating expenses                                       24.8        14.3           23.5           18.2
                                                                    ------      ------          ------         -----
       Income from operations                                          8.0         8.9            6.1            5.7
Interest income (expense), net                                         0.3        (0.4)           0.4           (0.5)
                                                                    ------      ------          ------         -----
       Income before provision for income taxes                        8.3         8.5            6.5            5.2
Provision for income taxes                                             3.2         3.4            2.5            2.1
                                                                    ------      ------          ------         -----
       Net income                                                      5.1%        5.1%           4.0%           3.1%
                                                                    ======      ======          ======         =====

EBITDA

While many in the financial community consider earnings before interest, taxes, depreciation and amortization and restructuring charges ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

The following table sets forth EBITDA for the periods indicated:


                                                                       THREE MONTHS                SIX MONTHS
                                                                      ENDED JUNE 30,             ENDED JUNE 30,
                                                                  -------------------        --------------------
                                                                   1998         1999          1998          1999
                                                                  ------       ------        ------        ------
Net income                                                        $1,565      $2,864         $2,181       $2,599
Less:  Interest income (expense)                                      88        (217)           227         (439)
       Restructuring gain                                             --         401             --          401
Add:   Depreciation and amortization                                 483         690            830        1,371
       Provision for income taxes                                    979       1,909          1,364        1,733
                                                                  ------      ------         ------       ------
EBITDA                                                            $2,939      $5,279         $4,148       $5,741
                                                                  ======      ======         ======       ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 (DOLLARS IN THOUSANDS):

Revenues for the three months ended June 30, 1999 increased $25,418 or 83% to $56,011 from $30,593 in the comparable period in 1998. Promotions revenues increased $31,255 to $50,774 primarily as a result of sales associated with Burger King promotions related to The Itsy Bitsy Entertainment Company's Teletubbies and Warner Bros. Wild Wild West movie in 1999 compared to a smaller promotion in 1998 related to DreamWorks SKG's Small Soldiers movie. Promotions revenue also increased as a result of the addition of oil and gas promotion revenue generated by CMI/USI which was acquired in the third quarter of 1998. Consumer products revenues decreased $5,837 to $5,237 primarily due to lower sales under event-based-licensed consumer products which the Company decided to exit in December 1998.

Cost of sales increased $22,420 to $42,992 (76.8% of revenues) for the three months ended June 30, 1999 from $20,572 (67.2% of revenues) in the comparable period in 1998 due primarily to higher sales in 1999. The gross margin percentage for the period decreased to 23.2% for the three months ended June 30, 1999 from 32.8% in the comparable period in 1998 due to the planned shift in the company's revenue mix, which was 91% promotions and 9% consumer products, compared to 64% and 36% for promotions and consumer products, respectively, one year ago. In addition, the Company's planned liquidation of discontinued licensed consumer product lines was a factor in the decreased gross margin. Excluding the effect of this liquidation, the gross margin percentage would have been 24.7% for the three months ended June 30, 1999.

Salaries, wages and benefits increased $7, or 0.2% to $3,444 (6.1% of revenues). This increase was primarily attributable to the addition of employees from the acquisitions of Corinthian, and CMI/USI. This increase was partially offset by staffing reductions resulting from the Company's decision to exit the event-based-licensed consumer products business.

Selling, general and administrative expenses increased $858, or 20.8% to $4,986 (8.9% of revenues). This increase is due to increased depreciation and amortization expense associated with higher fixed asset levels in 1998 and amortization of intangibles related to the acquisitions of Corinthian in April 1998 and CMI/USI in July 1998. The increase is also attributable to increased support costs associated with the Company's new enterprise resource planning system (see "Information Systems"), and increased occupancy costs for facilities to support the higher number of employees. Selling, general and administrative expenses decreased as a percentage of revenues from 13.5% to 8.9% as a result of revenues which increased at a greater rate.

The effective tax rate for the three months ended June 30, 1999 increased to 40.0% from 38.5% for the three months ended June 30, 1998. This increase was attributable to the addition of non-deductible goodwill from the purchase of Corinthian.

Net income increased $1,299 or 83.0% to $2,864 (5.1% of revenues) from $1,565 (5.1% of revenues) in 1998 primarily due to greater gross profit earned on increased revenues in 1999 and the restructuring gain of $401. The increase in net income was partially offset by interest expense of $217 on the Company's short-term debt borrowing for the three months ended June 30, 1999, compared to interest income of $88 for the same period in 1998. Excluding the impact of the restructuring gain, the Company would have reported net income of $2,623 or $0.41 per diluted share for the three months ended June 30, 1999.

EBITDA increased $2,340 or 79.6% primarily due to greater gross profit earned on increased revenues in 1999. This increase was partially offset by increases in selling, general and administrative expenses attributable to higher support and occupancy costs.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 (DOLLARS IN THOUSANDS):

Revenues for the six months ended June 30, 1999 increased $29,079 or 53.5% to $83,468 from $54,389 in the comparable period in 1998. Promotions revenues increased $35,424 to $75,072 primarily as a result of increased sales on three Burger King promotions related to Mr. Potato Head, The Itsy Bitsy Entertainment Company's Teletubbies, and Warner Bros. Wild Wild West movie in 1999 compared to two promotions associated with the release of DreamWorks SKG's Small Soldiers movie and Nickelodeon's Rugrats for the same period in 1998. Promotions revenue also increased as a result of the addition of oil and gas promotion revenue generated by CMI/USI which was acquired in the third quarter of 1998. Consumer products revenues decreased $6,345 to $8,396 primarily due to decreased sales under event-based-licensed consumer products which the Company decided to exit in December 1998. This decrease was partially offset by sales of Headliners subsequent to the acquisition of Corinthian, which was acquired in the second quarter of 1998.

Cost of sales increased $25,239 to $63,537 (76.1% of revenues) for the six months ended June 30, 1999 from $38,298 (70.4% of revenues) in the comparable period in 1998 due primarily to higher sales in 1999. The gross margin percentage for the period decreased to 23.9% for the six months ended June 30, 1999 from 29.6% in the comparable period in 1998 due primarily to the planned shift in the company's revenue mix, which was 90% promotions and 10% consumer products, compared to 73% and 27% for promotions and consumer products, respectively, one year ago. In addition, the Company's planned liquidation of discontinued licensed consumer product lines was a factor in the decreased gross margin. Excluding the effect of this liquidation, the gross margin percentage would have been 25.1% for the six months ended June 30, 1999.

Salaries, wages and benefits increased $834, or 13.7% to $6,916 (8.3% of revenues). This increase was primarily attributable to the addition of employees from the acquisitions of Corinthian, and CMI/USI. This increase was partially offset by staffing reductions resulting from the Company's decision to exit the event-based-licensed consumer products business.

Selling, general and administrative expenses increased $1,954, or 29.2% to $8,645 (10.4% of revenues). This increase is due to increased depreciation and amortization expense associated with higher fixed asset levels in 1998 and amortization of intangibles related to the acquisitions of Corinthian in April 1998 and CMI/USI in July 1998. The increase is also attributable to increased support costs associated with the Company's new enterprise resource planning system (see "Information Systems"), and increased occupancy costs for facilities to support the higher number of employees. Selling, general and administrative expenses decreased as a percentage of revenues from 12.3% to 10.4% as a result of revenues which increased at a greater rate.

The effective tax rate for the six months ended June 30, 1999 increased to 40.0% from 38.5% for the six months ended June 30, 1998. This increase was attributable to the addition of non-deductible goodwill from the purchase of Corinthian.

Net income increased $418 or 19.2% to $2,599 (3.1% of revenues) from $2,181 (4.0% of revenues) in 1998 primarily due to greater gross profit earned on the increased revenues in 1999 and the restructuring gain of $401. The increase in net income was partially offset by interest expense of $439 on the Company's short-term debt borrowing for the six months ended June 30, 1999, compared to interest income of $227 for the same period in 1998. Excluding the impact of the restructuring gain, the Company would have reported net income of $2,358 or $0.37 per diluted share for the six months ended June 30, 1999.

EBITDA increased $1,593 or 38.4% primarily due to greater gross profit earned on increased revenues in 1999. This increase was partially offset by both the increases in salaries, wages and benefits and in selling, general and administrative expenses attributable to higher support and occupancy costs for the six months ended June 30, 1999, compared to the same period in 1998.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 1999, the Company's investment in accounts receivable decreased $17,190 from the balance at December 31, 1998. This decrease was attributable to collections of substantially all of the receivables related to sales shipped late in the 1998 fourth quarter. As of June 30, 1999, inventory decreased approximately $1,805 from December 31, 1998 primarily as a result of consumer product and promotional program inventory which was shipped during the six months ended June 30, 1999.

As of June 30, 1999, accounts payable decreased $11,403 compared to December 31, 1998. This decrease is primarily attributable to payments to vendors associated with the manufacturing related to the large fourth quarter 1998 promotional programs.

As of June 30, 1999, working capital was $7,718 compared to $4,268 at December 31, 1998. The increase in working capital was primarily due to the cash generated by operating activities in the six months ended June 30, 1999. The Company did not have any significant investing activities in the quarter. The Company believes that its cash from operations, cash on hand at June 30, 1999 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

CREDIT FACILITIES

The Company maintains and periodically amends or replaces a credit agreement with two commercial banks that is utilized to finance the seasonal working capital requirements of its operations. The credit facility is secured by substantially all of the Company's assets. The agreement, as amended on June 18, 1999 provides for a line of credit of $30,000 through October 31, 1999 and $25,000 through June 30, 2000 with borrowing availability determined by a formula based on qualified assets. As of June 30, 1999, $16,700 was outstanding under the credit facility. Letters of credit outstanding as of June 30, 1999 were $1,688. The credit agreement requires the Company to comply with certain financial covenants, including minimum tangible net worth, minimum current ratio, ratio of total liabilities to tangible net worth, maximum funded debt coverage ratio, minimum fixed charge coverage ratio and net profit after taxes. The credit agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates. As of June 30, 1999, the Company was in compliance with these covenants.

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

PART II.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 26, 1999. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were approved by the Stockholders:


                                                            Votes For         Votes Against         Abstentions and
                                                                               or Withheld         Broker Non-Votes
                                                          ---------------    -----------------    --------------------
1.            Election of Directors
              Lawrence Elins                                 6,101,711                --                   30,610
              Sanford R. Climan                              6,101,761                --                   30,560
              Donald A. Kurz                                 6,112,361                --                   19,960
              Mitchell H. Kurz                               6,112,411                --                   19,910
              Bruce Raben                                    6,101,611                --                   30,710
              Stephen P. Robeck                              6,112,211                --                   20,110
2.            Ratification of Arthur Anderson LLP            6,127,326              4,249                     746
              as the Company's Independent Auditor


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Second Amendment to Amended and Restated Credit Agreement dated June 18, 1999 between the Company and Sanwa Bank California and Imperial Bank.

         27.0  Financial Data Schedule.


         (b)    Reports on Form 8-K:

                Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999. (Item 7)

                Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 1999. (Item 5)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 16th day of August, 1999.


                                        EQUITY MARKETING, INC.



                                        /s/ TERESA P. COVINGTON
                                        ------------------------------
                                        Teresa P. Covington
                                        Vice President, Finance
                                        (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT


10.1 Second Amendment to Amended and Restated Credit Agreement dated June 18, 1999 between the Company and Sanwa Bank California and Imperial Bank.

27.0              Financial Data Schedule