Form 10-Q
period 1999-09-30
EQUITY MARKETING INC
filed 1999-11-15
CIK 911151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

Common Stock, $.001 Par Value, 6,267,415 shares as of November 11, 1999.

                             EQUITY MARKETING, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                               SEPTEMBER 30, 1999

                                                                                  PAGE
                                                                                  -----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                              3

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                     12

PART II.

         Item 6.  Exhibits and Reports on Form 8-K                                 18


PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                           DECEMBER 31,     SEPTEMBER 30,
                                                              1998             1999
                                                           -----------     ------------
                                                                            (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                 $  7,250          $   897
  Accounts receivable (net of allowances
    of $3,684 and $2,375 as of December 31, 1998
    and September 30, 1999, respectively)                     57,071           31,093
  Inventory                                                   13,117            9,698
  Prepaid expenses and other current assets                    7,915            6,521
                                                            --------          -------
         Total current assets                                 85,353           48,209
FIXED ASSETS, net                                              5,892            5,234
INTANGIBLE ASSETS, net                                        23,442           22,117
OTHER ASSETS                                                     793            1,510
                                                            --------          -------
         Total assets                                       $115,480          $77,070
                                                            ========          =======


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,         SEPTEMBER 30,
                                                                      1998                  1999
                                                                  ------------         -------------
                                                                                         (UNAUDITED)
CURRENT LIABILITIES:
  Short-term debt                                                  $  30,000               $  1,000
  Accounts payable                                                    28,432                 14,860
  Accrued expenses and other current liabilities                      22,653                 21,133
                                                                   ---------               --------
         Total current liabilities                                    81,085                 36,993
LONG-TERM LIABILITIES                                                  1,988                  2,014
                                                                   ---------               --------
         Total liabilities                                            83,073                 39,007
                                                                   ---------               --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000                   --                     --
    shares authorized, none issued or outstanding
  Common stock, par value $.001 per share, 20,000,000
    shares authorized, 6,227,718 and 6,237,415 shares
    outstanding as of December 31, 1998 and September 30,
    1999, respectively                                                    --                     --
  Additional paid-in capital                                          15,343                 15,446
  Retained earnings                                                   19,063                 24,434
                                                                   ---------               --------
                                                                      34,406                 39,880
Less--
  Treasury stock, 1,892,841 shares and 1,871,299
    shares, at cost, as of
    December 31, 1998 and September 30, 1999, respectively            (1,279)                (1,268)
  Stock subscription receivable                                          (32)                   (32)
  Unearned compensation                                                 (688)                  (517)
                                                                   ---------               --------
         Total stockholders' equity                                   32,407                 38,063
                                                                   ---------               --------
         Total liabilities and stockholders' equity                $ 115,480               $ 77,070
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

                             EQUITY MARKETING, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------------    --------------------------
                                                                 1998          1999            1998          1999
                                                            -----------    -----------    -----------    -----------
REVENUES                                                    $    29,987    $    53,334    $    84,376    $   136,802
COST OF SALES                                                    21,339         39,295         59,636        102,832
                                                            -----------    -----------    -----------    -----------
         Gross profit                                             8,648         14,039         24,740         33,970
                                                            -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Salaries, wages and benefits                                    3,510          4,433          9,592         11,349
  Selling, general and administrative                             4,410          5,075         11,102         13,720
  Business process reengineering                                  1,549             --          1,549             --
  Restructuring gain                                                 --           (240)            --           (641)
                                                            -----------    -----------    -----------    -----------
         Total operating expenses                                 9,469          9,268         22,243         24,428
                                                            -----------    -----------    -----------    -----------
         Income (loss) from operations                             (821)         4,771          2,497          9,542
INTEREST EXPENSE, net                                              (317)          (151)           (90)          (590)
                                                            -----------    -----------    -----------    -----------
         Income (loss) before provision for income taxes         (1,138)         4,620          2,407          8,952
PROVISION (BENEFIT) FOR INCOME TAXES                               (438)         1,848            926          3,581
                                                            -----------    -----------    -----------    -----------
         Net income (loss)                                  $      (700)   $     2,772    $     1,481    $     5,371
                                                            ===========    ===========    ===========    ===========
BASIC NET INCOME (LOSS) PER SHARE                           $     (0.12)   $      0.44    $      0.25    $      0.86
                                                            ===========    ===========    ===========    ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                     6,085,585      6,230,906      6,043,585      6,221,374
                                                            ===========    ===========    ===========    ===========
DILUTED NET INCOME (LOSS) PER SHARE                         $     (0.12)   $      0.42    $      0.24    $      0.84
                                                            ===========    ===========    ===========    ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                   6,085,585      6,533,737      6,238,634      6,387,617
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

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               ------------------------
                                                                                 1998            1999
                                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  1,481        $  5,371
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                             1,401           2,050
        Provision for doubtful accounts                                             282             298
        Loss on asset disposal                                                       --              11
        Tax benefit from exercise of stock options                                  529              39
        Issuance of treasury stock to 401(k) Tax Deferred Savings Plan               --             195
        Other                                                                        --             (31)
        Changes in operating assets and liabilities, excluding effects of acquisition:
           Increase (decrease) in cash and cash equivalents:
              Accounts receivable                                                 9,019          25,680
              Inventory                                                          (6,000)          3,419
              Prepaid expenses and other current assets                          (1,648)          1,394
              Other assets                                                           36            (759)
              Accounts payable                                                    2,193         (13,572)
              Accrued expenses and other current liabilities                     (1,030)           (920)
              Deferred revenue                                                      357              --
              Long-term liabilities                                                 (36)             26
                                                                               --------        --------
         Net cash provided by operating activities                                6,584          23,201
                                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                                                 (1,947)           (466)
       Payment for purchase of EPI Group Limited                                 (1,003)             --
       Payment for purchase of Contract Marketing, Inc.
          and U.S. Import & Promotions Co.                                      (15,429)           (149)
       Proceeds from sale of fixed assets                                            --              10
       Payment for purchase of Corinthian and Trademark                          (8,436)             --
       Other                                                                        (67)             --
                                                                               --------        --------
          Net cash used in investing activities                                 (26,882)           (605)
                                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of stock options                                    1,195              51
       Borrowings under short-term debt                                          24,300              --
       Repayment on short-term debt                                             (12,300)        (29,000)
                                                                               --------        --------
         Net cash provided by (used in) financing activities                     13,195         (28,949)
                                                                               --------        --------
         Net decrease in cash and cash equivalents                               (7,103)         (6,353)
CASH ACQUIRED IN ACQUISITIONS                                                     1,179              --
CASH AND CASH EQUIVALENTS, beginning of period                                    8,935           7,250
                                                                               --------        --------
CASH AND CASH EQUIVALENTS, end of period                                       $  3,011        $    897
                                                                               ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
         Interest                                                              $    289        $    835
                                                                               ========        ========
         Income taxes                                                          $  1,456        $  1,110
                                                                               ========        ========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation (the "Company"), is a leading marketing services company, providing a wide range of custom promotional programs that build sales and brand awareness for retailers, restaurant chains and consumer goods companies such as Burger King Corporation, The Coca-Cola Company, Exxon Company USA, Sunoco, Inc., CVS/pharmacy and others. The Company is also a developer and marketer of distinctive, branded consumer products that complement its core promotions business and are based on trademarks it owns or classic licensed properties. The Company primarily sells to customers in the United States.

Equity Marketing Hong Kong, Ltd., a Delaware corporation ("EMHK"), is a 100% owned subsidiary of the Company. EMHK manages production of the Company's products by third parties in the Far East and currently is responsible for product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

In April 1998, the Company purchased 100% of the common stock of Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"). Corinthian engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines.

In July 1998, the Company acquired substantially all of the assets of Contract Marketing, Inc. ("CMI"), a Massachusetts corporation, and U.S. Import and Promotions Co. ("USI"), a Florida corporation (CMI and USI are collectively referred to herein as "USI"). USI focuses primarily on promotions for oil and gas and other retailers. The Company intends to continue to use the acquired assets for this purpose. The primary operations of USI are located in West Boylston, Massachusetts and St. Augustine, Florida.


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

NET INCOME PER SHARE

Diluted Earnings Per Share ("EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect. As a result, these shares are not included with the weighted average shares outstanding of 6,085,585 used in the calculation of diluted loss per share for the three months ended September 30, 1998. The impact of including unexercised dilutive options was to increase weighted average shares outstanding by 302,831 at quarter end September 30, 1999. The impact of including unexercised dilutive options was to increase weighted average shares outstanding by 195,049 and 166,243 for the nine months ended September 30, 1998 and 1999, respectively. Options to purchase 1,587,981 and 320,000 shares of common stock were outstanding as of September 30, 1998 and 1999, respectively, which were excluded from the computation of diluted income per share as they would have been anti-dilutive.

INVENTORY

Inventory consists of production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and finished products held for sale to customers and finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1998 and September 30, 1999, inventory consisted of the following:

                                 DECEMBER 31,     SEPTEMBER 30,
                                    1998              1999
                                 -----------      ------------
Production-in-process              $ 2,140           $  601
Finished goods                      10,977            9,097
                                   -------           ------
                                   $13,117           $9,698
                                   =======           ======

NOTE 3 - ACQUISITIONS

On April 24, 1998, the Company acquired 100% of the common stock of Corinthian and certain trademarks related to its business, including the "Headliners" trademark (the "Trademark"), from Corinthian Marketing PLC, for total cash consideration of $7,892 plus related transaction costs of $544 at the closing. The total consideration was net of a holdback amount for which the Company accrued approximately $600 as of the acquisition date. In September 1999, this holdback was settled and the accrual was reversed as a reduction to goodwill. Corinthian engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines.

On July 23, 1998, the Company acquired substantially all of the assets of CMI and USI, in exchange for $15,000, which includes amounts deposited in an escrow account, plus related transaction costs of $429. In November 1998, the Company received from the escrow account a refund of $341 which was recorded as a reduction to goodwill. Potential additional cash consideration may be paid based upon the results of operations of USI during each calendar year through December 31, 2002 as set forth in the respective Asset Purchase Agreements, dated July 23, 1998, by and among the Company and each of CMI and USI. In August, 1999, an additional $149 was paid to the stockholders of CMI and USI and allocated to Goodwill.

These acquisitions have been accounted for under the purchase method of accounting. The financial statements reflect the operating results of these acquired entities from the date of acquisition.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions of Corinthian and USI had occurred at the beginning of 1998 and includes pro forma adjustments to give effect to the amortization of goodwill, decreased interest income, increased interest expense associated with funding the acquisitions, and certain other adjustments, together with the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Corinthian and USI had been a single entity during 1998, nor is it necessary indicative of the results of operations that may occur in the future.

                                                          NINE MONTHS
                                                   ENDED SEPTEMBER 30, 1998
                                                   ------------------------
Pro forma revenues                                       $   91,992
Pro forma net income                                            756
Pro forma basic income per share                                .13
Pro forma diluted net income per share                          .12
Pro forma basic weighted average
          shares outstanding                              6,043,585
Pro forma diluted weighted average
          Shares outstanding                              6,238,634

NOTE 4 - SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable segments through which it conducts its continuing operations: promotions and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The promotions segment produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional products are based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market retailers, who in turn sell the products to consumers.

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

INDUSTRY SEGMENTS


                                                  AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                              --------------------------------------------------------------
                                                               CONSUMER
                                              PROMOTIONS       PRODUCTS          CORPORATE           TOTAL
                                              -----------      --------          ---------          --------
Total revenues                                 $18,278          $11,709          $     --           $ 29,987
                                               =======          =======          ========           ========
Income (loss) before provision (benefit)
  for income taxes                             $ 3,219          $   462          $ (4,819)          $ (1,138)
                                               =======          =======          ========           ========
Provision (benefit) for income taxes             1,239              178            (1,855)              (438)
                                               -------          -------          --------           --------
Net income (loss)                              $ 1,980          $   284          $ (2,964)          $   (700)
                                               =======          =======          ========           ========
Fixed asset additions, net                     $    --          $    --          $  1,163           $  1,163
                                               =======          =======          ========           ========
Depreciation and amortization                  $    --          $    --          $    571           $    571
                                               =======          =======          ========           ========
Total assets                                   $13,367          $23,569          $ 43,552           $ 80,488
                                               =======          =======          ========           ========

                                       9

                                                   AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                               ---------------------------------------------------------------
                                                                 CONSUMER
                                               PROMOTIONS        PRODUCTS         CORPORATE             TOTAL
                                               ----------        --------         ---------            -------
Total revenues                                  $47,651           $5,683           $     --            $53,334
                                                =======           ======           ========            =======
Income (loss) before provision (benefit)
  for income taxes                              $ 9,711           $  290           $ (5,381)           $ 4,620
                                                =======           ======           ========            =======
Provision (benefit) for income taxes              3,884              116             (2,152)             1,848
                                                -------           ------           --------            -------
Net income (loss)                               $ 5,827           $  174           $ (3,229)           $ 2,772
                                                =======           ======           ========            =======
Fixed asset additions, net                      $    --           $   --           $    294            $   294
                                                =======           ======           ========            =======
Depreciation and amortization                   $    --           $   --           $    679            $   679
                                                =======           ======           ========            =======
Total assets                                    $35,737           $5,054           $ 36,279            $77,070
                                                =======           ======           ========            =======



                                                  AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                              -----------------------------------------------------------------
                                                                 CONSUMER
                                              PROMOTIONS         PRODUCTS          CORPORATE             TOTAL
                                              ----------         --------          ---------            -------
Total revenues                                  $57,941           $26,435           $     --            $84,376
                                                =======           =======           ========            =======

Income (loss) before provision (benefit)
  for income taxes                              $11,108           $ 1,749           $(10,450)           $ 2,407
                                                =======           =======           ========            =======

Provision (benefit) for income taxes              4,277               673             (4,024)               926
                                                -------           -------           --------            -------
Net income (loss)                               $ 6,831           $ 1,076           $ (6,426)           $ 1,481
                                                =======           =======           ========            =======

Fixed asset additions, net                      $    --           $    --           $  1,947            $ 1,947
                                                =======           =======           ========            =======
Depreciation and amortization                   $    --           $    --           $  1,401            $ 1,401
                                                =======           =======           ========            =======
Total assets                                    $13,367           $23,569           $ 43,552            $80,488
                                                =======           =======           ========            =======

                                                     AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                               -----------------------------------------------------------------
                                                                  CONSUMER
                                               PROMOTIONS         PRODUCTS          CORPORATE             TOTAL
                                               ----------         --------          ---------           --------
Total revenues                                  $122,723          $ 14,079           $     --           $136,802
                                                ========          ========           ========           ========

Income (loss) before provision (benefit)
  for income taxes                              $ 24,169          $   (299)          $(14,918)          $  8,952
                                                ========          ========           ========           ========

Provision (benefit) for income taxes               9,667              (119)            (5,967)             3,581
                                                --------          --------           --------           --------
Net income (loss)                               $ 14,502          $   (180)          $ (8,951)          $  5,371
                                                ========          ========           ========           ========
Fixed asset additions, net                      $     --          $     --           $    466           $    466
                                                ========          ========           ========           ========
Depreciation and amortization                   $     --          $     --           $  2,050              2,050
                                                ========          ========           ========           ========
Total assets                                    $ 35,737          $  5,054           $ 36,279           $ 77,070
                                                ========          ========           ========           ========

NOTE 5 - SHORT-TERM DEBT

At December 31, 1998 and September 30, 1999, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. The agreement, as amended on October 28, 1999 provides for a line of credit of $30,000 through October 31, 1999, $33,000 through January 31, 2000 and $25,000 through June 30, 2000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus 3.00 percent or a variable rate equivalent to the lead bank's reference rate plus .50 percent. The Company is also required to pay an unused line fee of .50 percent per annum and certain letter of credit fees. The Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of December 31, 1998 and March 31, 1999, the Company was out of compliance with certain of these covenants, for which it has received waivers from its banks. As of September 30, 1999, the Company was in compliance with these covenants.

As of December 31, 1998 and September 30, 1999 there was $30,000 and $1,000, respectively, outstanding under the Credit Agreement. Letter of credit amounts outstanding as of December 31, 1998 and September 30, 1999 were $995 and $401 respectively.

NOTE 6 - RESTRUCTURING RESERVE

In December 1998, the Company announced its decision to exit the event-based-license consumer products business along with its retail pin business. In connection with this decision, the Company recorded a restructuring charge of $4,121. Details of the restructuring charge are as follows:

                                                                                Utilized
                                                                              Nine Months
                                                 Original       Utilized         Ended                           To Be
                                                  Charge          1998      September 30, 1999  Reversed        Utilized
                                                 --------       --------    ------------------  --------        --------
Provision for projected minimum royalty
  guarantee shortfalls                           $ 2,187         $  --            $(267)        $  (641)        $1,279
Employee severance and termination benefits          738          (127)            (444)             --            167
Outstanding inventory purchase commitments           800            --              (45)             --            755
Lease commitment for warehouse facility              396            --              (30)             --            366
                                                 -------         -----            -----         -------         ------
                                                 $ 4,121         $(127)           $(786)        $  (641)        $2,567
                                                 =======         =====            =====         =======         ======


For the nine months ended September 30, 1999 the Company reversed a portion of the restructuring reserves for projected minimum royalty guarantee shortfalls as a result of negotiated settlements with certain licensors. These reversals totaled $641 and are reflected as a restructuring gain in the accompanying condensed consolidated statements of income.

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

MARKETPLACE RISKS

- Dependence on a single customer, Burger King, which may adversely affect the Company's financial condition and results of operations

- Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies accounts for more than 50 percent of the products purchased for the Burger King system in any given year. Failure by one or more of these distribution companies to honor their payment obligations to the Company could have a material adverse effect on the Company's business, financial condition and results of operations

- Significant quarter-to-quarter variability in the Company's revenues and net income, which may result in operating results below the expectations of securities analysts and investors

- Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company's financial condition and results of operations

- Dependence on the ability to license, develop and market new products, which may adversely affect the Company's financial condition and results of operations

- Increased competitive pressure, which may affect the sales of the Company's products

- Dependence on foreign manufacturers, which may increase the costs of the Company's products and affect the demand for such products

FINANCING RISKS

- Currency fluctuations, which may affect the Company's suppliers and the Company's reportable income

- Need for additional working capital to fund the Company's business, which may not be available at all or on favorable terms when required

OTHER RISKS

- Potential negative impact of future acquisitions, which may disrupt the Company's ongoing business, distract senior management and increase expenses

- Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company

- Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs

- Potential inability of computer systems or software products used by the Company and\or its customers and suppliers to properly recognize and process date-sensitive information beyond January 1, 2000, which may result in an interruption in normal business operations of the Company, its suppliers and customers

The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 1998, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements and Risk Factors."

ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation (the "Company"), is a leading marketing services company, providing a wide range of custom promotional programs that build sales and brand awareness for retailers, restaurant chains and consumer goods companies such as Burger King Corporation, The Coca-Cola Company, Exxon Company USA, Sunoco, Inc., CVS/pharmacy and others. The Company is also a developer and marketer of distinctive, branded consumer products that complement its core promotions business and are based on trademarks it owns or classic licensed properties. The Company primarily sells to customers in the United States.

Equity Marketing Hong Kong, Ltd., a Delaware corporation ("EMHK"), is a 100% owned subsidiary of the Company. EMHK manages production of the Company's products by third parties in the Far East and currently is responsible for product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

In April 1998, the Company purchased 100% of the common stock of Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"). Corinthian engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines.

In July 1998, the Company acquired substantially all of the assets of Contract Marketing, Inc. ("CMI"), a Massachusetts corporation, and U.S. Import and Promotions Co. ("USI"), a Florida corporation (CMI and USI are collectively referred to herein as "USI"). USI focuses primarily on promotions for oil and gas and other retailers. The Company intends to continue to use the acquired assets for this purpose. The primary operations of USI are located in West Boylston, Massachusetts and St. Augustine, Florida.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:

                                                                     THREE MONTHS            NINE MONTHS
                                                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                 --------------------    --------------------
                                                                  1998          1999      1998         1999
                                                                 ------       -------    ------       -------
Revenues                                                          100.0%       100.0%     100.0%       100.0%
Cost of sales                                                      71.2         73.7       70.7         75.2
                                                                 ------       ------     ------       ------
         Gross profit                                              28.8         26.3       29.3         24.8
                                                                 ------       ------     ------       ------
Operating Expenses:
  Salaries, wages and benefits                                     11.7          8.3       11.4          8.3
  Selling, general and administrative                              14.7          9.5       13.1         10.0
  Business process reengineering                                    5.1           --        1.8           --
  Restructuring gain                                                 --         (0.4)        --         (0.5)
                                                                 ------       ------     ------       ------
         Total operating expenses                                  31.5         17.4       26.3         17.8
                                                                 ------       ------     ------       ------
         Income (loss) from operations                             (2.7)         8.9        3.0          7.0
Interest income (expense), net                                     (1.1)        (0.2)      (0.1)        (0.4)
                                                                 ------       ------     ------       ------
         Income before provision for income taxes                  (3.8)         8.7        2.9          6.6
Provision (benefit) for income taxes                               (1.5)         3.5        1.1          2.6
                                                                 ------       ------     ------       ------
         Net income (loss)                                         (2.3)%        5.2%       1.8%         4.0%
                                                                 ======       ======     ======       ======

                                       13

EBITDA

While many in the financial community consider earnings before interest, taxes, depreciation and amortization, business process reengineering and restructuring charges ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

The following table sets forth EBITDA for the periods indicated:

                                                         THREE MONTHS                  NINE MONTHS
                                                       ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                  -------------------------     -------------------------
                                                      1998           1999          1998           1999
                                                  ----------     ----------     ----------      ---------
Net income (Loss)                                 $     (700)    $    2,772     $    1,481      $   5,371
Less:    Restructuring gain                               --            240             --            641
Add:     Depreciation and amortization                   571            679          1,401          2,050
         Interest expense, net                           317            151             90            590
         Business process reengineering                1,549             --          1,549             --
         Provision (benefit) for income taxes           (438)         1,848            926          3,581
                                                  ----------     ----------     ----------      ---------
EBITDA                                            $    1,299     $    5,210     $    5,447      $  10,951
                                                  ==========     ==========     ==========      =========

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (DOLLARS IN THOUSANDS):

Revenues for the three months ended September 30, 1999 increased $23,347 or 78% to $53,334 from $29,987 in the comparable period in 1998. Promotions revenues increased $29,373 to $47,651 primarily as a result of sales associated with three Burger King promotions in 1999 related to Warner Bros.' Wild Wild West movie, Nickelodeon's Back to School program and Gibson Greetings' Silly Slammers compared to two smaller promotions in 1998 related to DreamWorks SKG's Small Soldiers movie and Nickelodeon's Nickel-O-Zone television programming block. Promotions revenue also increased as a result of oil and gas promotion revenue. Consumer products revenues decreased $6,026 to $5,683 primarily due to lower sales under event-based-licensed consumer products which the Company decided to exit in December 1998.

Cost of sales increased $17,956 to $39,295 (73.7% of revenues) for the three months ended September 30, 1999 from $21,339 (71.2% of revenues) in the comparable period in 1998 due primarily to higher sales in 1999. The gross margin percentage for the period decreased to 26.3% for the three months ended September 30, 1999 from 28.8% in the comparable period in 1998 due to the planned shift in the company's revenue mix, which was 89% promotions and 11% consumer products, compared to 61% and 39% for promotions and consumer products, respectively, one year ago.

Salaries, wages and benefits increased $923, or 26.3% to $4,433 (8.3% of revenues). This increase was primarily attributable to the accrual of performance bonuses for employees in 1999. This increase was partially offset by staffing reductions resulting from the Company's decision to exit the event-based-licensed consumer products business in 1998.

Selling, general and administrative expenses increased $665, or 15.1% to $5,075 (9.5% of revenues). This is due to increased depreciation expense associated with higher fixed asset levels in 1999. The increase is also attributable to increased support costs associated with the Company's new enterprise resource planning system (see "Information Systems"), and increased occupancy costs. Selling, general and administrative expenses decreased as a percentage of revenues from 14.7% to 9.5% as a result of revenues which increased at a greater rate.

The effective tax rate for the three months ended September 30, 1999 increased to 40.0% from 38.5% for the three months ended September 30, 1998. This increase was attributable to the addition of non-deductible goodwill from the purchase of Corinthian.

Net income increased $3,472 to $2,772 (5.2% of revenues) from a loss of $700 in 1998 primarily due to greater gross profit earned on increased revenues in 1999 and as a result of the restructuring gain of $240. Excluding the impact of the restructuring gain, the Company would have reported net income of $2,628 or $0.40 per diluted share for the three months ended September 30, 1999. Excluding business process reengineering, net income for the three months ended September 30, 1998 would have been $253 or $0.04 per diluted share.

EBITDA increased $3,911 or 301% primarily due to greater gross profit earned on increased revenues in 1999. This increase was partially offset by the increase in salaries, wages and benefits for the three months ended September 30, 1999 compared to the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (DOLLARS IN THOUSANDS):

Revenues for the nine months ended September 30, 1999 increased $52,426 or 62.1% to $136,802 from $84,376 in the comparable period in 1998. Promotions revenues increased $64,782 to $122,723 primarily as a result of increased sales of five Burger King promotions in 1999 related to Mr. Potato Head, The Itsy Bitsy Entertainment Company's Teletubbies, Warner Bros.' Wild Wild West movie, Nickelodeon's Back to School promotion, and Gibson Greetings' Silly Slammers compared to three promotions associated with the release of DreamWorks SKG's Small Soldiers movie, Nickelodeon's Rugrats and Nickelodeon's Nickel-O-Zone television programming block for the same period in 1998. Promotions revenue also increased as a result of the addition of oil and gas promotion revenue generated by USI which was acquired in the third quarter of 1998. Consumer products revenues decreased $12,356 to $14,079 primarily due to decreased sales under event-based-licensed consumer products which the Company decided to exit in December 1998. This decrease was partially offset by sales of Headliners subsequent to the acquisition of Corinthian, which was acquired in the second quarter of 1998.

Cost of sales increased $43,196 to $102,832 (75.2% of revenues) for the nine months ended September 30, 1999 from $59,636 (70.7% of revenues) in the comparable period in 1998 due primarily to higher sales in 1999. The gross margin percentage for the period decreased to 24.8% for the nine months ended September 30, 1999 from 29.3% in the comparable period in 1998 due primarily to the planned shift in the company's revenue mix, which was 90% promotions and 10% consumer products, compared to 69% and 31% for promotions and consumer products, respectively, one year ago.

Salaries, wages and benefits increased $1,757, or 18.3% to $11,349 (8.3% of revenues). This increase was primarily attributable to the accrual of performance bonuses for employees in 1999 and the addition of employees from the acquisitions of Corinthian and USI. This increase was partially offset by staffing reductions resulting from the Company's decision to exit the event-based-licensed consumer products business in December 1998.

Selling, general and administrative expenses increased $2,618, or 23.6% to $13,720 (10.0% of revenues). This increase is due to increased depreciation and amortization expense associated with higher fixed asset levels in 1999 and amortization of intangibles related to the acquisitions of Corinthian in April 1998 and USI in July 1998. The increase is also attributable to increased support costs associated with the Company's new enterprise resource planning system (see "Information Systems"), and increased occupancy costs. Selling, general and administrative expenses decreased as a percentage of revenues from 13.1% to 10.0% as a result of revenues which increased at a greater rate.

The effective tax rate for the nine months ended September 30, 1999 increased to 40.0% from 38.5% for the nine months ended September 30, 1998. This increase was attributable to the addition of non-deductible goodwill from the purchase of Corinthian.

Net income increased $3,890 or 262.7% to $5,371 (4.0% of revenues) from $1,481 in 1998 primarily due to greater gross profit earned on the increased revenues in 1999 and the restructuring gain of $641. The increase in net income was partially offset by interest expense of $590 on the Company's short-term debt borrowing for the nine months ended September 30, 1999, compared to interest expense of $90 for the same period in 1998. Excluding the impact of the restructuring gain, the Company would have reported net income of $4,986 or $0.78 per diluted share for the nine months ended September 30, 1999. Excluding business process reengineering, net income for the nine months ended September 30, 1998 would have been $2,434 or $0.39 per diluted share.

EBITDA increased $5,504 or 101% primarily due to greater gross profit earned on increased revenues in 1999. This increase was partially offset by the increase in salaries, wages and benefits for the nine months ended September 30, 1999, compared to the same period in 1998.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 1999, the Company's investment in net accounts receivable decreased $25,978 from the balance at December 31, 1998. This decrease was attributable to collections of substantially all of the receivables related to sales shipped late in the 1998 fourth quarter. As of September 30, 1999, inventory decreased approximately $3,419 from December 31, 1998 primarily as a result of consumer products and promotional program inventory which was shipped during the nine months ended September 30, 1999.

The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies accounts for more than 50 percent of the products purchased for the Burger King system in any given year. Failure by one or more of these distribution companies to honor their payment obligations to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

As of September 30, 1999, accounts payable decreased $13,572 compared to December 31, 1998. This decrease is primarily attributable to payments to vendors associated with the manufacturing related to the large fourth quarter 1998 promotional programs.

As of September 30, 1999, working capital was $11,216 compared to $4,268 at December 31, 1998. The increase in working capital was primarily due to the cash generated by operating activities in the nine months ended September 30, 1999. The Company did not have any significant investing activities in the quarter. The Company believes that its cash from operations, cash on hand at September 30, 1999 and its credit facility will be sufficient to fund its working capital needs for at least the next nine months. The statements set forth herein are forward-looking and actual results may differ materially.

CREDIT FACILITIES

The Company maintains and periodically amends or replaces a credit agreement with two commercial banks that is utilized to finance the seasonal working capital requirements of its operations. The credit facility is secured by substantially all of the Company's assets. The agreement, as amended on October 28, 1999 provides for a line of credit of $30,000 through October 31, 1999, $33,000 through January 31, 2000 and $25,000 through June 30, 2000 with borrowing availability determined by a formula based on qualified assets. As of September 30, 1999, $1,000 was outstanding under the credit facility. Letters of credit outstanding as of September 30, 1999 were $401. The credit agreement requires the Company to comply with certain financial covenants, including minimum tangible net worth, minimum current ratio, ratio of total liabilities to tangible net worth, maximum funded debt coverage ratio, minimum fixed charge coverage ratio and net profit after taxes. The credit agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates. As of September 30, 1999, the Company was in compliance with these covenants.

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

The Company is also communicating with suppliers, distributors, financial institutions and others with which it does business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company will be affected by the failure of others to remediate their own Year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Failure to complete the system conversion in a timely manner or any significant disruption of the Company's ability to communicate electronically with its business partners could negatively impact the Company's business, financial condition and results of operations. The statements set forth herein are forward looking and actual results may differ materially.

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

CONTINGENCY PLANS

The Company continues to assess and test for any potential Year 2000 issues relating to its systems, suppliers and customers. The Company is developing, and will continue to develop, contingency plans for dealing with any material adverse effect that may become likely in the event the Company's remediation plans are not successful or third parties fail to remediate their own Year 2000 issues. The Company's contingency planning process is intended to mitigate worst-case business disruptions. The contingency plans include, but are not limited to, identification of alternative suppliers, vendors and service providers.

PART II.


       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

        10.1   Third Amendment to Amended and Restated Credit Agreement dated
               October 28, 1999 between the Company and Sanwa Bank California and Imperial Bank.

        27.0   Financial Data Schedule.


         (b)   Reports on Form 8-K:

               Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 1999. (Item 5)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 15th day of November, 1999.


                                              EQUITY MARKETING, INC.



                                              /s/ TERESA P. COVINGTON
                                              ---------------------------------
                                              Teresa P. Covington
                                              Vice President, Finance
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT

        10.1   Third Amendment to Amended and Restated Credit Agreement dated
               October 28, 1999 between the Company and Sanwa Bank California and Imperial Bank.

        27.0   Financial Data Schedule

                                       20