Form 10-K405
period 1999-12-31
EQUITY MARKETING INC
filed 2000-03-28
CIK 911151

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

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

                              Title of each class
                              -------------------
                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2000 was $36,548,220.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                                              Number of Shares
                                                                               outstanding on
                                                                               March 22, 2000
                                                                              ----------------
        Common Stock, $0.001 par value......................................      6,249,767

Documents Incorporated by Reference: Certain portions of the Registrant's Proxy Statement relating to Registrant's annual meeting of stockholders scheduled to be held on June 27, 2000 are incorporated by reference into Part III of this Form 10-K.

                             EQUITY MARKETING, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1999

                               ITEMS IN FORM 10-K

                                                                                     Page
                                                                                     ----
Part I

        Item 1.  Business                                                              3
        Item 2.  Properties                                                            6
        Item 3.  Legal Proceedings                                                     6
        Item 4.  Submission of Matters to a Vote of Security Holders                   7

Part II

        Item 5.  Market for the Registrant's Common Equity and Related
                 Stockholder Matters                                                   8
        Item 6.  Selected Financial Data                                               9
        Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                            10

        Item 7A. Quantitative and Qualitative Disclosures About Market Risk           17

        Item 8.  Financial Statements and Supplementary Data                          17
        Item 9.  Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure                                             17

Part III

        Item 10. Directors and Executive Officers of the Registrant                   18
        Item 11. Executive Compensation                                               19
        Item 12. Security Ownership of Certain Beneficial Owners and Management       20
        Item 13. Certain Relationships and Related Transactions                       20

Part IV

        Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      21

FORWARD-LOOKING STATEMENTS

Certain expectations and projections regarding the future performance of Equity Marketing, Inc., a Delaware corporation (the "Company"), discussed in this document are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company's operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements and Risk Factors."

                                     PART I

ITEM 1. BUSINESS

($000's omitted)

GENERAL
Equity Marketing, Inc., a Delaware corporation ("Equity Marketing" or the "Company"), is a provider of integrated custom promotional products and services that builds sales and brand awareness for domestic and international quick service restaurant chains, oil and gas companies, packaged goods companies and mass market retailers. The Company also designs, develops, manufactures and promotes consumer products that complement its promotions business and that are distributed primarily through mass market and specialty retailers, as well as international distributors. The Company's products include character figurines, action vehicles, plush toys, dolls, play sets and a variety of other items. Programs of the promotions division of the Company, Equity Promotions ("Equity Promotions" or "Promotions"), are utilized primarily in promotional campaigns implemented by quick service restaurant and consumer products customers, which include Burger King Corporation ("Burger King"), The Coca-Cola Company, Exxon Company USA, Sunoco, Inc. and CVS/pharmacy. Equity Consumer Products ("Equity Consumer Products" or "Consumer Products"), the consumer products division of the Company, designs and produces niche products based on trademarks owned by the Company such as Headliners(R) and Tub Tints(R) or on classic, time-tested licensed properties such as Scooby-Doo(TM) for sale to major mass market and specialty market retailers such as Toys 'R' Us, Inc. ("Toys 'R' Us"), Wal-Mart Stores, Inc. ("Wal-Mart"), Target Stores, Inc. ("Target"), Spencer Gifts, Inc., and to various international distributors worldwide.

The Company's promotional programs are typically based upon characters from entertainment properties licensed by television and motion picture studios and others. Licenses for characters upon which Equity Promotions' programs are based are generally obtained directly by the Company's customers (often with the Company's assistance) from licensors, including Warner Bros. Inc. ("Warner Bros."), Universal Studios ("Universal"), Nickelodeon, a division of MTV Networks, a division of Viacom, DreamWorks SKG, The Walt Disney Company, Sony Pictures Entertainment and Twentieth Century Fox. Such licenses are typically specific to the promotional campaign implemented by the Company's customers and generally do not extend beyond the end of the promotional campaign. In contrast, Equity Consumer Products generally obtains licenses directly from licensors. These licenses generally grant the Company rights to design, manufacture and distribute certain specific items or types of items in specific United States and/or international markets for defined terms, typically one to three years.

The Company believes its principal competitive advantages are its extensive brand-building and sales-building experience developed over years of serving Burger King and other customers, extensive creative capabilities, access to a broad range of intellectual property from the worlds of entertainment, music and sports and an infrastructure that can deliver unique, high-quality and cost-effective products and services in a timely manner.

The Company is seeking to acquire other companies and is also investing in its sales force and infrastructure to target new markets through internal growth. No assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating such transactions.

Beginning in December 1998, the Company stopped pursuing new event movie licenses for the consumer products business. In addition, the Company has terminated the majority of existing master toy licenses utilized by Equity Consumer Products. (see "Equity Consumer Products" below and Notes 2 and 3 of the accompanying Notes to Consolidated Financial Statements)

EQUITY PROMOTIONS
The Company's largest current market is the design and implementation of fully integrated promotional programs which incorporate products used as free premiums or sold in conjunction with the purchase of meals at Burger King. The Company also produces products for use in promotional programs run by its consumer products and oil and gas company customers. Premium-based promotions are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment, music or sports properties on which the promotional products are based. The use of promotional products based upon entertainment, music or sports properties allows promotion sponsors to draw upon the popular identity developed by the licensed characters through exposure in various media such as television programs, motion pictures and publishing. Promotions are designed to benefit sponsors by generating consumer loyalty, building market share and enhancing the sponsors' images as providers of value-added products and services. In addition, motion picture and television studio licensors often incorporate such promotions into their own marketing plans because of the substantial advertising expenditures made by sponsors of promotions and because the broad exposure of the licensed property to consumers in the sponsors' restaurants and other retail outlets supplements the marketing of motion pictures and television programs by the studios.

Equity Promotions performs a wide range of creative design, development, production and fulfillment services for its customers. The Company assists customers with promotional strategy, calendar planning, and concept development, provides an initial evaluation of intellectual properties for which licenses are available; advises customers as to which licenses are consistent with their marketing objectives and sometimes assists customers in procuring such licenses. The Company also proposes specific product and non-product based promotions utilizing the properties secured by its customers; develops promotional concepts and designs based on the property; provides the development and engineering necessary to translate the property, which often consists of two-dimensional artwork, into finished products; obtains or coordinates licensor approval of product designs, prototypes and finished products; contracts for and supervises the manufacture of products; arranges for safety testing to customer and regulatory specifications by an independent testing laboratory; and arranges insurance, customs clearance and, in most instances, the shipping of finished products to the customer. In some instances, the Company also provides warehousing, fulfillment and billing services. The Company also provides creative services as needed to customers for packaging and point-of-sale advertising. In some cases, customers obtain license rights or develop promotions concepts independently and engage the Company only to design and produce specific products. In other cases, the Company provides the full range of its services.

Equity Promotions' principal strategy is to be a market-driven and customer-driven organization that seeks to be a strategic marketing partner with its clients through recommending, executing and measuring a broad range of fully integrated brand-building and sales-building programs that may or may not be product-based. Equity Promotions also intends to continue to diversify its promotions customer base outside of quick service restaurants and to continue to expand its relationship with Burger King. In connection with these strategic goals, in July 1998, the Company acquired substantially all of the assets of U.S. Import & Promotions Co., Inc. ("USI") and Contract Marketing, Inc. ("CMI", referred to collectively as "USI"), two related companies with a primary focus on collectible toy truck promotions for oil and gas retailers (see Note 4 of the accompanying Notes to Consolidated Financial Statements). USI provides sales and account management services, creative and design services, management of overseas production of promotional products and warehousing and fulfillment services to their customers. In addition, in late 1998, the Company launched a sports promotions business designed to leverage the Company's existing Headliners(R), sports experience and sports licenses and aimed at major professional leagues and collegiate associations as well as individual teams and their corporate sponsors. (see "Equity Consumer Products" below)

In 1999, Equity Promotions adopted the objective of expanding beyond its existing product-based services to include a full array of marketing services, ranging from premiums and sweepstakes to print and Internet marketing. In connection with this objective, the Company launched a marketing services division and an interactive division in August 1999 and December 1999, respectively. In 1999, the marketing services division finalized its strategic plan, hired staff and commenced pursuing new clients. Based on results that were initially less promising than expected, the sports marketing division was incorporated into the new marketing services division. The Company intends to recommend sports properties in the same manner as it currently recommends music and entertainment properties. The marketing services division's first project was a year-end promotional calendar for The Wherehouse. In 1999, the interactive division developed a Pokemon(TM) web site for Burger King which included a database to help enthusiasts keep track of their collections, games, movie clips and information on Burger King's Pokemon(TM) promotion. The site generated six times the normal number of Burger King web site traffic. The Company believes that the marketing services and internet divisions are key components of the Company's future growth. The statements set forth herein are forward looking and actual results may differ materially.

The Company's international promotions include unique products and programs tailored to local markets and the use of products from promotions originally run in the United States. American entertainment properties are generally released in other countries subsequent to the date of their release in the United States. Because the Company has already made its investment in the creative development of concepts based upon such entertainment properties by the time of their domestic release, it often has completed both creative, and in some instances, production work in advance of their foreign release. The Company pursues promotions opportunities worldwide. In 1999, the Company sold promotional products internationally in the United Kingdom, Germany, Spain, Australia, Philippines, South Africa, Mexico and throughout Latin America.

Promotions revenues for the years ended December 31, 1997, 1998 and 1999 were $116,022, $116,280 and $202,195 or 79%, 73% and 89% of the Company's revenues, respectively. A single promotions customer, Burger King, accounted for approximately 67%, 63% and 80% of the Company's total revenues for the years ended December 31, 1997, 1998 and 1999, respectively. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements and Risk Factors")

EQUITY CONSUMER PRODUCTS
Equity Consumer Products designs and manufactures toys and other consumer products for sale to major mass market retailers such as Toys 'R' Us, Wal-Mart and Target, specialty market retailers such as Spencer Gifts, Inc., Store of Knowledge, Zany Brainy, Blockbuster and to various international distributors worldwide. These products incorporate trademarks the Company owns such as Headliners(R) and Tub Tints(R) or licenses of classic, time-tested properties the Company has obtained from entertainment companies such as Warner Bros. In some cases, the products are based on the same licensed properties that are used by Equity Promotions.

In April 1998, the Company acquired Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"), the producer and distributor of the Headliners(R) brand of collectible sports figurines. Headliners(R) are uniquely designed with oversized heads to capture the look and personality of popular professional athletes and are based on licensing relationships with Major League Baseball and the M.L.B. Players' Association, and the National Football League, N.F.L. Players, Inc., N.F.L. Quarterback Club and the Collegiate Licensing Corporation.

To counteract soft 1999 sales in the sports collectibles market, the Company repositioned the Headliners(R) brand as a personality collectible, including figures based on licensed entertainment properties such as Austin Powers(TM), the rock group KISS(TM) and horror film favorites. In June 1998, the Company obtained a three-year licensing agreement with Warner Bros. to design, manufacture, market and distribute toys based on characters from Scooby-Doo(TM), one of the longest-running children's cartoon shows in television history. In July 1998, the Company acquired the worldwide rights to manufacture, market and distribute Tub Tints(R), a children's bath product consisting of effervescent tablets which dissolve in the bath and currently come in three colors: red, yellow and blue. Depending on which color tablets are mixed, a wide variety of colors can be created.

Equity Consumer Products' principal strategy is to focus on distinctive, niche products that compliment the Company's promotions business and are based on trademarks owned by the Company or on classic, time-tested licensed properties that are likely to produce revenue for several years, thus increasing the predictability of the Company's revenues. The Company intends to implement this strategy through internal growth. No assurance can be given that the Company will be successful in obtaining or renewing licenses under satisfactory terms.

Beginning in December 1998 and consistent with its strategy, the Company stopped pursuing new event movie licenses for the consumer products business. In addition, the Company has terminated the majority of existing master toy licenses utilized by Equity Consumer Products. In June 1999, the Company terminated a three-year licensing agreement with Universal to design, manufacture, market and distribute toys for Babe, Curious George and Woody Woodpecker & Friends. In December 1999, the Company terminated a three-year licensing and distribution agreement with NASCAR, the governing body of U.S. stock car racing to design, produce and distribute NASCAR-related collectible pins. The estimated costs associated with the termination of these licenses were included in the Company's 1998 year-end restructuring charges (see Notes 2 and 3 in the accompanying Notes to Consolidated Financial Statements).

Equity Consumer Products' revenues were $30,306, $42,856 and $24,868 or 21%, 27% and 11% of the Company's total revenues, for the years ended December 31, 1997, 1998 and 1999, respectively.

BACKLOG
Order backlog at December 31, 1998 and 1999 was approximately $68,792 and $93,699, respectively. The Company expects the 1999 order backlog to be filled by December 31, 2000.

MANUFACTURING
The Company's products are manufactured according to Company and customer specifications by unaffiliated contract manufacturers. Equity Marketing Hong Kong, Ltd., a wholly owned subsidiary of the Company ("Equity Marketing HK"), manages production of the Company's products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation. The Company believes that the presence of a dedicated staff in Hong Kong results in lower net costs, increased ability to respond rapidly to customer orders and maintenance of more effective quality control standards. Products manufactured in the Far East represented approximately 95% of the Company's 1999 production. The Company's products are also manufactured by third parties in the United States. Equity Marketing generally retains, for itself or on behalf of its customers, ownership of the molds and tooling required for the manufacture of its products. The Company is not a party to any long-term contractual arrangements with any manufacturer.

During 1999, approximately 95% of the Company's products were manufactured in China. China currently enjoys "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. As a result of continuing concerns in the US Congress regarding China's human rights policies, and disputes regarding Chinese trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the annual extension of NTR status for China. In 2000, however, there will be, for the first time, a major effort in the US Congress to pass legislation that would make permanent China's NTR status in return for the country's expected accession to the World Trade Organization. The loss of NTR status for China would result in a substantial increase in the import duty for the Company's products manufactured in China and imported into the US and would result in increased costs for the Company. The impact of such an event on the Company could be somewhat mitigated by the Company's ability to source product for the US market from countries other than China. (see "Cautionary Statements and Risk Factors")

Virtually all of the Company's raw materials are available from numerous suppliers. Prices for plastics, a major component of the Company's products, began rising in late 1999 as a result of the increase in petroleum prices. This trend is continuing in 2000. The Company does not have long-term supply contracts in place with its suppliers. Accordingly, continued petroleum price increases could result in higher prices for the Company's products which the Company may not be able to pass on to its customers. Any such failure could negatively impact the Company's business, financial condition or results of operations.

TRADEMARKS AND COPYRIGHTS
The Company does not own trademarks or copyrights on properties on which most of its current products are based. These rights are typically owned or controlled by the creator of the property or by the entity which develops or promotes a property, such as a motion picture or television producer. Equity Marketing is the owner of the Headliners(R) trademark.

COMPETITION
The domestic and international promotions and consumer products businesses are highly competitive. In its core domestic promotions business, Equity Marketing competes with several other companies, the most significant of which is Alcone Marketing Group, a subsidiary of the Omnicom Group, Inc. Other competitors in promotions include HA-LO Industries, Inc., Promotional Partners International and Simon Marketing, Inc., a division of Cyrk, Inc. Competition in the international promotions industry includes local companies in each market and a small number of emerging international promotions companies. The Company expects that in 2000, the principal competitors to the Company's consumer products business will be smaller toy companies like Play By Play Toys & Novelties, Inc. and Toy Biz, Inc. However, the toy industry includes major toy and game manufacturers such as Hasbro, Inc. and Mattel, Inc. that compete in some of the same product categories as Equity Consumer Products. The Company believes the principal competitive factors affecting its business are creative execution, license selection, price, product quality and speed of production. The Company's consumer products competitors include companies which have far more extensive sales and development staffs and significantly greater financial resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

GOVERNMENT REGULATION
In the United States, the Company is subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "Acts"). The Acts empower the Consumer Product Safety Commission (the "CPSC") to protect the public against unreasonable risks of injury associated with consumer products, including toys and other articles. The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of the Acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company performs quality control procedures (including the inspection of goods at factories and the retention of independent testing laboratories) to ensure compliance with applicable laws. Notwithstanding the foregoing, there can be no assurance that all of the Company's products are or will be hazard-free. Any material product recall could have a material adverse effect on the Company's results of operations and financial condition and could also negatively effect the Company's reputation and the sales of its other products. (see "Legal Proceedings" below)

EMPLOYEES
As of December 31, 1999, Equity Marketing employed 148 individuals, including 40 individuals employed by and located at Equity Marketing HK. In addition, the Company utilizes, on an ongoing basis, the services of freelance artists and other temporary staff. Equity Marketing believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES

On January 4, 1999, Equity Marketing occupied its corporate offices and studio facilities of approximately 54,000 square feet of leased space in Los Angeles, California. The lease expires July 31, 2005. Equity Marketing Hong Kong, Ltd. occupies approximately 6,000 square feet of leased space in Hong Kong, under a lease which expires August 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

POKEMON RECALL AND RELATED MATTERS
On December 27, 1999, Burger King announced that in cooperation with the CPSC it would conduct a voluntary recall of Pokemon(TM) balls included with Burger King kids meals. The recall resulted primarily from the death of a 13 month old child in Sonora, California on December 11, 1999. The child reportedly suffocated when one half of a Pokemon(TM) ball covered her nose and mouth. In announcing the recall, Burger King stated that the balls may pose a suffocation hazard to children under three years of age. Burger King further stated that consumers should immediately take the balls away from children under the age of three and either discard the balls or return them to a Burger King restaurant in exchange for a free small order of french fries. Subsequent to the announcement of the recall, on January 25, 2000, a 4 month old child in Indianapolis, Indiana also reportedly suffocated when one half of a Pokemon(TM) ball covered his nose and mouth.

The Company designed and manufactured 151 trading cards and 57 gift-with-purchase products based on Pokemon(TM) for Burger King. The Company believes that these products met or exceeded federal safety guidelines and underwent rigorous safety testing by an independent, third party laboratory during and after production.

Burger King and its franchisees incurred substantial costs in the conduct of the Pokemon(TM) ball recall, including costs for legal expenses, advertising, collection and destruction of Pokemon (TM) balls, and free goods. Although the Company strongly believes it met all of its contractual obligations with respect to the Pokemon (TM) ball, Burger King and its franchisees may request indemnification for some or all of these costs. While the Company cannot currently estimate the amount of such costs, management believes that the payment by the Company of the costs incurred in the conduct of the Pokemon(TM) ball recall could have a material adverse effect on the Company's business, financial condition and results of operations. As of the date hereof, Burger King has not requested indemnification for such costs.

On January 21, 2000, a purported class action lawsuit entitled Domingo Quintinilla v. Tex-Best Travel Centers, Inc., Burger King Corporation, and Equity Marketing, Inc. was filed in the District Court of Hidalgo County, Texas. The lawsuit was filed by an individual purporting to represent all individuals in the United States that received a Pokemon(TM) ball from a Burger King(R) restaurant. The lawsuit alleges that the Pokemon(TM) ball is unsafe and asserts causes of action for breach of contract, breach of warranty, negligence, negligent misrepresentation and gross negligence and seeks an unspecified amount of damages and attorneys fees. Equity Marketing filed its answer on February 23, 2000. The lawsuit is in the early discovery phase.

On February 28, 2000, a class action lawsuit entitled Scott Pace and Diane Mitchell Bubonic v. Burger King Corporation, Case No. 310285, was filed in the Superior Court of the State of California for the City and County of San Francisco. The lawsuit was filed by individuals purporting to represent all individuals in the State of California that received a Pokemon(TM) ball from a Burger King(R) restaurant. The lawsuit alleges that the Pokemon(TM) ball is unsafe and asserts causes of action for breach of implied warranty and fraud in the sale of consumer goods, and seeks an unspecified amount of damages and attorneys fees.

The Company may be contractually required to indemnify Burger King and its franchisees for the expenses and damages, if any, incurred in connection with these lawsuits. Burger King has requested indemnification for such expenses and damages, if any. While the Company believes these lawsuits are without merit and intends to defend them vigorously, they may, regardless of the outcome, result in substantial expenses and damages to the Company and may significantly divert the attention of the Company's management. There can be no assurance that the Company will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution of such lawsuits if they are not settled. An unfavorable resolution of these lawsuits or prolonged litigation, the costs of which may be substantial, could have a material adverse effect on the Company's business, financial condition and results of operations.

GENERAL LITIGATION
The Company is involved in various other legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any other known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol EMAK.

As of March 15, 1999 there were approximately 1,750 holders of record of the Company's Common Stock.

The Company currently has no plans to pay dividends on its Common Stock. The Company intends to retain all earnings for use in its business. Under the Company's current credit facility, the Company cannot pay dividends on its Common Stock without the prior consent of the lenders (see Note 7 of the accompanying Notes to Consolidated Financial Statements).

The following table sets forth the high and low sales prices on the Nasdaq National Market for the calendar periods indicated:

                                 PRICE RANGE OF COMMON STOCK
                       -----------------------------------------------
                               1998                       1999
                       --------------------      ---------------------
                       HIGH          LOW          HIGH           LOW
----------------------------------------------------------------------
First Quarter          27          19 15/16      9 11/16       5 1/4
Second Quarter         24 1/8      19 5/8        10 7/8        5 1/2
Third Quarter          21 7/8      6 1/4         15 11/16      10 1/16
Fourth Quarter         11 1/2      5 3/8         19 7/16       11 5/8

ITEM 6. SELECTED FINANCIAL DATA


The following table presents certain selected consolidated financial and operating data for the Company as of and for each of the years in the five-year period ended December 31, 1999. The selected consolidated financial and operating data in the tables should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

YEAR ENDED DECEMBER 31,                                1995          1996          1997           1998          1999
-----------------------------------------------------------------------------------------------------------------------
                                                     (in thousands, except share and per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS AND PER SHARE DATA:

Revenues                                           $   84,015    $  111,687    $  146,328    $  159,136      $  227,063
Cost of sales                                          63,398        79,295       105,310       112,153         170,416
Provision for production-in-process losses                 --            --            --         2,666              --
-----------------------------------------------------------------------------------------------------------------------
Gross Profit                                           20,617        32,392        41,018        44,317          56,647
-----------------------------------------------------------------------------------------------------------------------

Operating expenses:

 Salaries, wages and benefits                           6,678         9,617        11,563        14,550          17,350
 Selling, general and administrative                    6,987        11,360        14,330        22,127          22,829
 AmeriServe bankruptcy bad debt expense                    --            --            --            --           1,014
 Impairment of assets                                      --            --            --         6,712              --
 Business process reengineering                            --            --            --         2,220              --
 Restructuring loss (gain)                                 --            --            --         4,121            (604)
-----------------------------------------------------------------------------------------------------------------------
         Total operating expenses                      13,665        20,977        25,893        49,730          40,589
-----------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations                          6,952        11,415        15,125        (5,413)         16,058
Other income (expense), net                               449           259           522          (511)           (510)
-----------------------------------------------------------------------------------------------------------------------
 Income (loss) before provision
  for income taxes                                      7,401        11,674        15,647        (5,924)         15,548
Provision for income taxes                              2,812         4,231         6,024            69           6,134
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                  $    4,589    $    7,443    $    9,623    $   (5,993)     $    9,414
=======================================================================================================================

Basic Income (Loss) Per Share:
 Earnings (loss) per share                         $     0.83    $     1.33    $     1.63    $    (0.98)     $     1.51
=======================================================================================================================
Basic weighted average shares
 outstanding                                        5,527,429     5,598,268     5,913,313     6,089,618       6,227,842
=======================================================================================================================
Diluted Income (Loss) Per Share:
 Earnings (loss) per share                         $     0.80    $     1.26    $     1.55    $    (0.98)     $     1.46
=======================================================================================================================
Diluted weighted average shares
 outstanding                                        5,728,549     5,891,357     6,216,794     6,089,618       6,440,738
=======================================================================================================================

AS OF DECEMBER 31,                       1995          1996          1997         1998          1999
------------------------------------------------------------------------------------------------------
(in thousands)
CONSOLIDATED BALANCE SHEET DATA:

Working capital                       $ 12,446      $ 17,952      $ 28,128      $  4,268      $ 11,045
Total assets                            26,262        37,193        57,153       115,480        97,244
Long-term debt                              --            --            --            --            --
Stockholders' equity                    14,882        25,033        36,140        32,407        42,025

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated the Company's operating expenses as a percentage of its total revenues:

YEAR ENDED DECEMBER 31,                              1997       1998         1999
-----------------------------------------------------------------------------------
Revenues                                            100.0%      100.0%       100.0%
Cost of sales                                        72.0%       70.5%        75.1%
Provision for production-in-process losses             --%        1.7%          --%
-----------------------------------------------------------------------------------
Gross Profit                                         28.0%       27.8%        24.9%
-----------------------------------------------------------------------------------

Operating expenses:
  Salaries, wages and benefits                        7.9%        9.1%         7.6%
  Selling, general and administrative                 9.8%       13.9%        10.1%
  AmeriServe bankruptcy bad debt expense               --%         --%          .4%
  Impairment of assets                                 --%        4.2%          --%
  Business process reengineering                       --%        1.4%          --%
  Restructuring loss (gain)                            --%        2.6%        (0.3)%
-----------------------------------------------------------------------------------
  Total operating expenses                           17.7%       31.2%        17.8%
-----------------------------------------------------------------------------------
  Income (loss) from operations                      10.3%       (3.4)%        7.1%
Other income (expense), net                            .4%       (0.4)%       (0.2)%
-----------------------------------------------------------------------------------
  Income (loss) before provision for
    income taxes                                     10.7%       (3.8)%        6.9%
Provision for income taxes                            4.1%        0.0%         2.7%
-----------------------------------------------------------------------------------
  Net income (loss)                                   6.6%       (3.8)%        4.2%
===================================================================================

EBITDA
While many in the financial community consider earnings before interest, taxes, depreciation and amortization, interest, other income, business process reengineering, impairment of assets, restructuring charges, and provision for production-in-process losses ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The following table sets forth EBITDA for the years indicated:

YEAR ENDED DECEMBER 31,                                   1997          1998          1999
---------------------------------------------------------------------------------------------
Net income (loss)                                     $  9,623       $ (5,993)      $  9,414
Less: Interest income                                     (611)          (272)          (138)
      Other income                                          --             --           (233)
      Restructuring gain                                    --             --           (604)
Add:  Depreciation and amortization                      1,247          2,022          2,708
      Interest expense                                      89            783            881
      Provision for production-in-process losses            --          2,666             --
      Business process reengineering                        --          2,220             --
      Restructuring charge                                  --          4,121             --
      Impairment of assets                                  --          6,712             --
      Provision for income taxes                         6,024             69          6,134
                                                      ---------------------------------------
EBITDA                                                $ 16,372       $ 12,328       $ 18,162
                                                      =======================================

Year ended December 31, 1999 compared to year ended December 31, 1998

Revenues in 1999 increased $67,927 or 43% to $227,063 from $159,136 in 1998.
Promotions revenues increased $85,915 or 73.9% to $202,195 primarily as a result of large Burger King promotions in 1999 associated with Warner Bros.' Wild Wild West movie and Pokemon: The First Movie. Promotions revenue also increased as a result of the addition of oil and gas promotion revenue generated by USI which was acquired in the third quarter of 1998. Consumer products revenues decreased $17,988 or 42% to $24,868 from $42,856 in 1998 primarily due to decreased sales under event-based-licensed consumer products which the Company decided to exit in December 1998.

Cost of sales, excluding the provision for production-in-process losses in 1998, increased $58,263 to $170,416 (75.1% of revenues) from $112,153 (70.5% of revenues) in 1998 due primarily to higher sales in 1999. The provision for production-in-process losses of $2,666 recorded in 1998 represents a write-off of tooling and development costs of consumer product lines which the Company has decided to exit. The gross margin percentage for the year decreased to 24.9% from 27.8% in 1998 due primarily to the planned shift in the company's revenue mix, which was 89% promotions and 11% consumer products, compared to 73% and 27% for promotions and consumer products, respectively, in 1998.

Salaries, wages and benefits increased $2,800, or 19.2% to $17,350 (7.6% of revenues). This increase was primarily attributable to the accrual of bonuses for employees in 1999 and the full year impact of addition of employees from the acquisitions of Corinthian and USI. This increase was partially offset by staffing reductions resulting from the Company's decision to exit the event-based-license consumer products business in December 1998.

Selling, general and administrative expenses increased $702, or 3.2% to $22,829 (10.1% of revenues). This increase is due to increased depreciation and amortization expense associated with higher fixed asset levels in 1999 and amortization of intangibles related to the acquisitions of Corinthian in April 1998 and USI in July 1998. The increase is also attributable to increased freight out and warehousing costs resulting from the increase in sales volume, increased support costs associated with the Company's new enterprise resource planning system (see "Information Systems"), and increased occupancy costs partially offset by a decrease in advertising expense and development costs. Selling, general and administrative expenses decreased as a percentage of revenues from 13.9% to 10.1% as a result of revenues which increased at a greater rate.

The AmeriServe bad debt expense represents a charge resulting from the bankruptcy of AmeriServe Food Distribution, Inc. ("AmeriServe"). (see "AmeriServe Bankruptcy")

The restructuring gain primarily represents a reversal of a portion of the 1998 restructuring charge related to projected minimum royalty guarantee shortfalls as a result of negotiated settlements with certain licensors.

Other expense is composed primarily of net interest expense of $743 and gains on sales of fixed assets of $233. Net interest expense increased $232 from $511 in 1998 as a result of the Company's short-term debt borrowing throughout 1999 compared to borrowings primarily in the second half of 1998.

The effective tax rate changed in 1999 to 39.5% from .01% in 1998. The 1998 tax rate was a result of taxable income generated despite a book loss being recorded for 1998. Taxable income in 1998 was due to the writedown of non-deductible goodwill related to EPI and amortization of other non-deductible goodwill.

Net income (loss) increased $15,407 or 257% to $9,414 in 1999 (4.2% of revenues) from $(5,993) ((3.8%) of revenues) primarily due to greater gross profit earned on the increased revenues in 1999 and the restructuring gain of $604. The 1998 net loss resulted from charges for restructuring, business process reengineering, and impairment of assets discussed below. Net income for 1999 was partially offset by increases in salaries, wages and benefits, selling, general and administrative expenses, and the AmeriServe bankruptcy bad debt expense. Excluding the impact of the restructuring gain and the AmeriServe bad debt expense, the Company would have reported net income of approximately $9,700 or $1.50 per diluted share in 1999.

EBITDA in 1999 increased $5,834 or 47.3% to $18,162 from $12,328 in 1998 primarily due to greater gross profit earned on increased revenues in 1999. This increase was partially offset by the increase in salaries, wages and benefits and selling, general and administrative for the year ended December 31, 1999.

Year ended December 31, 1998 compared to year ended December 31, 1997

Revenues in 1998 increased $12,808 or 8.8% to $159,136 from $146,328 in 1997.
This increase was the result of increased revenues for both Consumer Products and Promotions. Revenues for the Consumer Products division increased $12,550 or 41.4% to $42,856 from $30,306 primarily due to sales of Headliners(R) product subsequent to the acquisition of Corinthian. Promotions' revenues increased $258 or 0.2% to $116,280 due to a large promotion associated with Nickelodeon's The Rugrats Movie as well as additional oil and gas promotion revenue generated subsequent to the acquisition of USI. These increases were offset by slowed promotional activities in Latin America and Asia due to those regions' weak economic conditions compared to the corresponding period in the prior year.

Cost of sales, excluding the provision for production-in-process losses, increased $6,843, or 6.5% to $112,153 in 1998 (70.5% of revenues) from $105,310
(72% of revenues) in 1997. This increase was due to increased sales in 1998. The provision for production-in-process losses of $2,666 recorded in 1998 represents a write-off of tooling and development costs of consumer product lines which the Company has decided to exit. Gross profit as a percentage of revenues decreased slightly in 1998 from 1997 due primarily to write-downs on excess inventories of toys based on licenses that the Company has decided not to renew for 1999 and the provision for production-in-process losses, offset by a more profitable mix of revenues in 1998.

Salaries, wages and benefits increased $2,987, or 25.8% to $14,550 (9.1% of revenues). This increase was attributable to the full year impact of employees added throughout 1997, the addition of employees in the first half of 1998 and to the addition of employees from the acquisitions of Corinthian and USI.

Selling, general and administrative expenses increased $7,797, or 54.4% to $22,127 (13.9% of revenues). This increase is due to increased depreciation and amortization expense (increase of $775) associated with higher fixed asset levels in 1998 and amortization of intangibles related to the acquisitions of Corinthian in April 1998 and USI in July 1998. The increase is also attributable to increased marketing costs for the consumer product lines (increase of $2,930), increased commissions and other selling expenses associated with the increase in sales (increase of $979), increased development costs (increase of $1,383), increased occupancy costs for facilities to support the higher number of employees (increase of $566) and increased bad debt expense (increase of $1,343) in 1998. The Company recorded a charge for impairment of assets of $6,712 for write-downs associated with the impairment of the goodwill and other intangibles generated by the Company's purchase of EPI Group Limited ("EPI") in 1996, as a result of that subsidiary's loss of its primary customer, Shell Oil Company, as a result of that Company's merger with Texaco, as well as for write-offs of royalty advances paid on long-term licenses the Company has decided to exit.

The Company recorded a restructuring charge of $4,121 in the fourth quarter of 1998. This charge is related to the Company's decision to exit the event-based-license consumer product business along with its retail pin business. This charge reflected royalty guarantees yet to be paid on licenses the Company has exited or is planning to exit as well as severance and other charges associated with staff reductions and the closure of the Company's warehouse facility. For the years ended December 31, 1997 and 1998 the total Consumer Product revenues from the licenses that the Company has decided not to continue amounted to $28,807 and $30,046, respectively. For the years ended December 31, 1997 and 1998, the cost of sales associated with these revenues totaled $20,412 and $23,657, respectively.

Business process reengineering of $2,220 for the year ended December 31, 1998, represents costs associated with the replacement of the Company's computer systems. (see "INFORMATION SYSTEMS")

Other expense is composed primarily of net interest expense. Net interest expense was $511 in 1998 compared to net interest income of $522 in 1997 primarily as a result of the Company's short-term borrowings in the second half of 1998.

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

EBITDA in 1998 decreased $4,044 or 24.7% to $12,328 from $16,372 in 1997 primarily due to the various factors discussed above.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 1999, the Company's investment in net accounts receivable decreased $19,686 from the balance at December 31, 1998. This decrease was primarily attributable to the sale of the AmeriServe trade receivables to Restaurant Services, Inc. ("RSI") in exchange for a note receivable and satisfaction of certain contractual obligations owed to RSI (see "AmeriServe Bankruptcy" below). At December 31, 1999, inventory decreased $4,375 from December 31, 1998 primarily as a result of reduced consumer products inventory subsequent to the Company's decision to exit the event-based-licensed consumer product business.

At December 31, 1999, accounts payable and due to customer decreased $6,706 and $4,248, respectively, from the prior year. Accrued liabilities, including accrued payroll and payroll related costs, increased $302 to $14,283 from $13,981. The decrease in accounts payable was primarily attributable to payments to vendors associated with the manufacturing related to the large fourth quarter 1998 promotional programs. The decrease in due to customer was primarily as a result of the satisfaction of certain contractual obligations owed to RSI. The increase in accrued liabilities, including accrued payroll and payroll related costs, was primarily attributable to increased accruals for employee bonuses.

At December 31, 1999, working capital was $11,045 compared to $4,268 at December 31, 1998. The increase in working capital was primarily due to the cash generated by operating activities in 1999. The Company did not have any significant investing activities during the year. The Company believes that its cash from operations, cash on hand at December 31, 1999 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially. (see "Credit Facilities" and Note 7 of the accompanying Notes to Consolidated Financial Statements)

At December 31, 1999, the Company has commitments for guaranteed royalty and advertising payments totaling $1,295 for the years ended December 31, 2000 and 2001. The Company had no material commitments for capital expenditures at December 31, 1999. (see Note 11 of the accompanying Notes to Consolidated Financial Statements)

CREDIT FACILITIES

The Company maintains and periodically amends or replaces a credit agreement with two commercial banks that is utilized to finance the seasonal working capital requirements of its operations. The credit facility is secured by substantially all of the Company's assets. The agreement, as amended on March 13, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. As of December 31, 1999, $12,500 was outstanding under the credit facility. Letters of credit outstanding as of December 31, 1999 was $401. The credit agreement requires the Company to comply with certain financial covenants, including minimum tangible net worth, minimum current ratio, ratio of total liabilities to net worth, maximum funded debt coverage ratio, minimum fixed charge coverage ratio and net profit after taxes. As of December 31, 1999, the Company was in compliance with these covenants.

INFLATION

The effect of inflation on the Company's operations during 1999 was insignificant. The Company will continue its policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

INFORMATION SYSTEMS

Year 2000 Update

To address the year 2000 issue the Company established and implemented a plan to remediate and test its most critical computer systems and applications, including its enterprise resource planning system, computer networks and desktop applications. The plan also included steps to verify that all key third-party suppliers and customers were taking measures to ensure their own readiness. Based on strategic and operational assessments, the Company decided to replace its existing information systems in 1998. The new enterprise resource planning system is designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control and has the added benefit of addressing the year 2000 issue. The new enterprise resource planning system went into operation in January 1999. All phases of the year 2000 readiness plan were completed as scheduled. To date, the Company has not experienced any material year 2000 issues with its internal systems or with its third party customers and suppliers. In addition, the Company did not experience any loss of revenues due to the year 2000 issue.

Although unlikely given that the Company has not experienced any year 2000 issues to date, there can be no assurance that any future unforeseen year 2000 issues will not materially adversely affect the Company's results of operations, liquidity and financial position or adversely affect the Company's relationships with customers, vendors or others.

Costs to Address the Year 2000 Issue

As of December 31, 1999 the Company has spent approximately $4,302 on the conversion to the new enterprise resource planning system, of which approximately $2,220 was spent on business process reengineering in 1998. In accordance with Emerging Issues Task Force Issue no. 97-13, such business process reengineering costs were expensed as incurred. Approximately $2,082 of these costs have been capitalized and are reflected in fixed assets in the accompanying consolidated balance sheets.

AMERISERVE BANKRUPTCY
The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies, AmeriServe Food Distribution, Inc. together with certain of its affiliates (including its affiliates, "AmeriServe") accounted for more than 50 percent of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000. As of January 31, 2000, AmeriServe owed the Company approximately $28.8 million in trade receivables. AmeriServe was able to secure temporary debtor in possession funding to enable it to continue operating in the short-term post bankruptcy.

RSI, a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at approximately $16.0 million and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of approximately $1.0 million for the quarter ended December 31, 1999. A note receivable of approximately $10.5 million, $5.5 million of which has been classified as long-term, has been recorded on the accompanying consolidated balance sheet as of December 31, 1999. Approximately $6.6 million of the $28.8 million pre-petition trade receivables relate to sales made in January 2000. Accordingly, the remaining $5.5 million portion of the note receivable was recorded in January 2000, and will result in a net pre-tax charge of approximately $0.5 million for the quarter ending March 31, 2000.

Burger King has assumed responsibility for all payments of the Company's post-petition shipments to AmeriServe. There can be no assurance, however, that AmeriServe will successfully reorganize and emerge from Chapter 11 proceedings. In this event, the Company believes it can either ship Burger King product directly to franchisees or to alternative distribution companies established in place of AmeriServe; provided, however, that direct shipments to franchisees may result in substantial additional expenses to the Company and that alternative distribution companies may not be available to service certain or all of the geographic areas currently serviced by AmeriServe. Accordingly, any failure by AmeriServe to successfully reorganize and emerge from Chapter 11 proceedings could negatively impact the Company's business, financial condition, and results of operations. The statements set forth herein are forward looking and actual results may differ materially.

CAUTIONARY STATEMENTS AND RISK FACTORS
This section is written to be responsive to the Securities and Exchange Commission's "Plain English" guidelines. In this section the words "we", "our", "ours" and "us" refer only to Equity Marketing, Inc. and its subsidiaries and not any other person. Set forth below and elsewhere in this Form 10-K and in other documents we file with the Securities and Exchange Commission are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this Form 10-K.

We Depend On One Key Customer

Our success depends on a single customer, Burger King, which accounted for approximately 67%, 63% and 80% of our revenues for the years ended December 31, 1997, 1998 and 1999, respectively. Burger King has no contractual commitment to do business with us. There can be no assurance that Burger King will do business with us in the future. The termination or a significant reduction by Burger King of its business with us would adversely affect our business. (see "Business--Equity Promotions" and Note 12 of Notes to Consolidated Financial Statements)

We Face Credit Risk

We regularly extend credit to several distribution companies in connection with our business with Burger King. Failure by one or more distribution companies to honor their payment obligations to us could have a material adverse effect on our operations.

One of these distribution companies, AmeriServe, accounted for more than 50 percent of the products purchased from us by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000. As of January 31, 2000, AmeriServe owed us approximately $28.8 million in trade receivables. AmeriServe was able to secure temporary debtor in possession funding to enable it to continue operating in the short-term post bankruptcy.

RSI, a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, we reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to us by AmeriServe in exchange for a two-year non-interest-bearing note valued at approximately $16.0 million and the satisfaction of certain contractual obligations which we owed to RSI. This agreement resulted in a net pre-tax charge of approximately $1.0 million for the quarter ended December 31, 1999. A note receivable of approximately $10.5 million, $5.5 million of which has been classified as long-term, has been recorded on the accompanying consolidated balance sheet as of December 31, 1999. Approximately $6.6 million of the $28.8 million pre-petition trade receivables relate to sales made in January 2000. Accordingly, the remaining $5.5 million portion of the note receivable was recorded in January 2000, and will result in a net pre-tax charge of approximately $0.5 million for the quarter ending March 31, 2000.

Burger King has assumed responsibility for all payments of our post-petition shipments to AmeriServe. There can be no assurance, however, that AmeriServe will successfully reorganize and emerge from Chapter 11 proceedings. In this event, we believe we can either ship Burger King product directly to franchisees or to alternative distribution companies established in place of AmeriServe; provided, however, that direct shipments to franchisees may result in substantial additional expenses to us and that alternative distribution companies may not be available to service certain or all of the geographic areas currently serviced by AmeriServe. Accordingly, any failure by AmeriServe to successfully reorganize and emerge from Chapter 11 proceedings could negatively impact our business, financial condition, and results of operations.

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

The Success of Our Products Depend on the Popularity of Licensed Materials

Our promotional and consumer products are typically based on entertainment properties, such as characters from current motion pictures or television programs. The success of these products depends on the popularity of the entertainment properties on which they are based. Each motion picture and television program is an individual artistic work, and its commercial success is dependent on unpredictable consumer preferences. Often we spend substantial resources in obtaining licenses and developing and manufacturing products prior to a release of the motion picture or television program upon which the products are based. Our customers, such as Burger King, typically require delivery schedules that coincide with the release of the underlying entertainment properties. Our results of operations may be adversely affected if the entertainment properties upon which our products are based turn out to be less popular than we anticipate. Also, delays in the release of motion pictures or television programs could result in delays or cancellations of our promotions. (see "Business--Equity Promotions")

We Rely on a Limited Number of Nonrenewable Product Orders

A large portion of our revenues come from a relatively limited number of promotional programs by Burger King, which promotions are in effect for only a limited period of time and generally are not repeated. We must continually develop and sell new products and services for utilization in new promotional programs (see "Business--Equity Promotions"). Many consumer products are successfully marketed for only one or two years as a result of changing consumer preferences. Accordingly, our consumer products business depends on the ability to develop and market new products associated with new entertainment properties or proprietary concepts. There can be no assurance that any new retail product line will be successful (see "Business--Equity Consumer Products"). The cancellation or premature termination of one or more retail product lines or promotional programs, because of our inability to renew or extend licenses (which typically have terms of three years or less) on favorable terms or otherwise, or a significant change in promotional practices within the fast-food restaurant industry, could have a material adverse effect on us. In addition, there can be no assurance that we or our customers will be able to secure licenses for additional entertainment properties on which to base our promotional and consumer products or that, if secured, such licenses will result in successful products.

Our Markets Are Highly Competitive

The markets in which our businesses operate are highly competitive. Our competitors include companies which have far more extensive sales and development staffs and significantly greater financial, marketing and other resources than we do. There can be no assurance that we will be able to compete effectively against such companies.

We Rely on Foreign Manufacturers

During 1999, approximately 95% of our products were manufactured in China. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. China currently enjoys "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. As a result of continuing concerns in the US Congress regarding China's human rights policies, and disputes regarding Chinese trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the annual extension of NTR status for China. In 2000, however, there will be, for the first time, a major effort in the US Congress to pass legislation that would make permanent China's NTR status in return for the country's expected accession to the World Trade Organization. The loss of NTR status for China would result in a substantial increase in the import duty for our products manufactured in China and imported into the US and would result in increased costs for us. The impact of such an event on us could be somewhat mitigated by our ability to source product for the US market from countries other than China.

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

There Are Risks Associated with Acquisitions

We acquired USI and Corinthian in 1998. Both of these acquisitions were based on the expectation that they would result in a number of benefits, including cost savings, operating efficiencies, revenue enhancements and other synergies. Products acquired in the Corinthian acquisition, principally the Headliners(R) brand, did not perform as planned in 1999. To counteract soft 1999 sales in the sports collectibles market, the Company repositioned the Headliners(R) brand as a personality collectible. There can be no assurance that the results of the Headliners(R) brand will improve in 2000. Any such failure could negatively impact the Company's business, financial condition or results of operations and result in the write-off of some or all of the goodwill associated with the Corinthian acquisition currently carried on the Company's balance sheet.

If we are presented with appropriate opportunities, we intend to make investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any acquisitions or investment. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

We May Need Additional Capital

We require substantial working capital to fund our business. Although we believe that we have adequate working capital to fund operations through at least December 31, 2000, we may need to raise additional funds in the future. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. (see "Credit Facilities" and Note 7 of the accompanying Notes to Consolidated Financial Statements)

We are involved in several litigation matters in which the outcome is uncertain and could entail significant expense

As described under Item 3 "Legal Proceedings", we are currently involved in a number of litigation matters, including a number of purported class action claims stemming from the recall by Burger King of Pokemon(TM) balls in December 1999. We may be contractually required to indemnify Burger King and its franchisees for the expenses and damages, if any, incurred in connection with these lawsuits. Burger King has requested indemnification for such expenses and damages, if any. While we believe these lawsuits are without merit and intend to defend them vigorously, they may, regardless of the outcome, result in substantial expenses and damages to us and may significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution of such lawsuits if they are not settled. An unfavorable resolution of these lawsuits or prolonged litigation, the costs of which may be substantial, could have a material adverse effect on our business, financial condition and results of operations.

We Face the Risk of Product Liability Claims

Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

We Face the Risk of Product Recalls

Products that we develop or sell may expose us to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recalls.

On December 27, 1999, Burger King announced that in cooperation with the CPSC it would conduct a voluntary recall of Pokemon(TM) balls included with Burger King kids meals. The recall resulted primarily from the death of a 13 month old child in Sonora, California on December 11, 1999. The child reportedly suffocated when one half of a Pokemon(TM) ball covered her nose and mouth. In announcing the recall, Burger King stated that the balls may pose a suffocation hazard to children under three years of age. Burger King further stated that consumers should immediately take the balls away from children under the age of three and either discard the balls or return them to a Burger King restaurant in exchange for a free small order of french fries. Subsequent to the announcement of the recall, on January 25, 2000, a 4 month old child in Indianapolis, Indiana also reportedly suffocated when one half of a Pokemon(TM) ball covered his nose and mouth.

We designed and manufactured 151 trading cards and 57 gift-with-purchase products based on Pokemon(TM) for Burger King. We believe that these products met or exceeded federal safety guidelines and underwent rigorous safety testing by an independent, third party laboratory during and after production.

Burger King and its franchisees incurred substantial costs in the conduct of the Pokemon(TM) ball recall, including costs for legal expenses, advertising, collection and destruction of Pokemon(TM) balls, and free goods. Although we strongly believe we met all of our contractual obligations with respect to the Pokemon(TM) ball, Burger King and its franchisees may request indemnification for some or all of these costs. While we cannot currently estimate the amount of such costs, we believe that the payment by us of the costs incurred in the conduct of the Pokemon(TM) ball recall could have a material adverse effect on our business, financial condition and results of operations. As of the date hereof, Burger King has not requested indemnification for such costs.

A Significant Portion of our Common Stock is Controlled by our Officers and Directors

Donald A. Kurz and Stephen P. Robeck beneficially own approximately 25% and 17%, respectively, of our outstanding Common Stock. Mr. Kurz is our Chairman of the Board and Chief Executive Officer. Mr. Robeck is a member of the Board of Directors and serves as a consultant to us. These stockholders, either individually or acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements referred to in the accompanying Index setting forth the consolidated financial statements of the Company, together with the reports of Arthur Andersen LLP dated March 23, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to the executive officers and directors of the Company.

        NAME                              AGE                     POSITION
        ------------------------------------------------------------------------------------------------
        Donald A. Kurz                     44      Chairman of the Board and Chief Executive Officer
        Kim H. Thomsen                     47      President, Marketing and Interactive Services, Chief
                                                   Creative Officer
        Edward T. Boyd                     45      Senior Vice President, Corporate Operations
        Gaetano A. Mastropasqua            35      Senior Vice President, Client Services
        Leland P. Smith                    36      Senior Vice President, General Counsel and Secretary
        John M. Weems                      45      Senior Vice President, Consumer Products
        Megan E. Wilde                     37      Senior Vice President, Marketing Services
        Teresa P. Covington                36      Vice President, Finance
        Sanford R. Climan                  44      Director
        Lawrence Elins                     52      Director
        Mitchell H. Kurz                   48      Director
        Bruce Raben                        46      Director
        Stephen P. Robeck                  51      Director

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

KIM H. THOMSEN joined Equity Marketing in 1991 and is currently responsible for the creative direction for all of the company's promotions and consumer products. She was promoted to her current post in early 2000, and has added oversight for the company's interactive division to her responsibilities. Prior to joining Equity Marketing, she operated her own business as a creative consultant. Ms. Thomsen earned her bachelor's degree from Cornell University.

EDWARD T. BOYD joined Equity Marketing in early 1998 and is responsible for all product realization, including manufacturing, quality control and distribution. He was promoted to his current post in early 2000, and has added oversight for the company's finance, accounting, management information systems and office administration functions. He was previously a Senior Vice President of worldwide operations and sourcing for Harman International Industries, a Vice President of operations for Mattel, Inc., and Director of operations for Thomson Consumer Electronics. He holds a bachelor's degree from the University of Portland and a master's degree in international management from the American Graduate School of International Management.

GAETANO A. MASTROPASQUA joined Equity Marketing in 1997 as a Senior Director responsible for the company's Burger King account. Mr. Mastropasqua oversees the company's Burger King business. He was promoted to his current post in early 2000, and has added oversight of the company's USI division to his responsibilities. His prior experience includes approximately seven years with American Express, where he ultimately became a vice president of business development, and more than three years with Anderson Consulting in Europe. He holds a bachelor's degree from McGill University and a master's in business administration from the Kellogg Graduate School of Management, Northwestern.

LELAND P. SMITH joined Equity Marketing in 1998 as Senior Vice President, General Counsel and Secretary. He is responsible for the company's legal, human resources, corporate development and board administration. Mr. Smith was previously Assistant General Counsel for Mattel, Inc., and an associate in the corporate department with Riordan & McKinzie. He holds a bachelor's degree from Amherst College and a J.D. and a master's in business administration from the University of Southern California.

JOHN M. WEEMS joined Equity Marketing in April 1998 with the acquisition of Corinthian Marketing, Inc. Mr. Weems was promoted to his current post in early 2000. He is responsible for management of all aspects of Equity Consumer Products, including brand selection and management, product development, customer service and sales and marketing. Prior to joining Equity Marketing, he co-founded Corinthian Marketing and served as that company's chief operating officer. In 1989, he also co-founded Morrison Entertainment Group, the creator of the successful In My Pocket brand of collectible figurines. From 1982 to 1989, Mr. Weems held positions of increasing responsibility at Mattel, Inc., becoming a Senior Vice President for entertainment and marketing services in 1988. Between 1977 and 1982, he held brand manager positions at the Coca-Cola Foods Division and at Procter & Gamble. He holds a bachelor's degree from North Carolina State University and a master's in business administration from the University of North Carolina.

MEGAN E. WILDE joined Equity Marketing in August 1999 as Senior Vice President of Marketing Services. In this capacity, she is responsible for the growth and management of the Company's marketing services business. Prior to joining Equity Marketing, Ms. Wilde was Vice President and Account Director for Frankel, a leading, Chicago-based marketing services company. Before joining Frankel in 1996, Ms. Wilde was an Account Executive with RTC Industries, Inc., a manufacturer of point-of-purchase and permanent merchandising. She also spent nine years at Baxter Healthcare Corporation, where she held several sales and marketing management positions. She earned her bachelor's degree from Duke University.

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

SANFORD R. CLIMAN is Managing Director of Entertainment Media Ventures, a Los Angeles-based venture capital fund focused on investment in the areas of technology, media, and the internet. He has been an Equity Marketing director since 1998. From June 1997 through February 1999, he was a senior executive with Creative Artists Agency (CAA). From October 1995 through May 1998, he was an Executive Vice President for Universal Studios and, from June 1986 through September 1995, he was employed with CAA. Mr. Climan holds a bachelor's degree from Harvard College, a master's of science in health policy and management from Harvard School of Public Health and a master's in business administration from Harvard Business School.

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

BRUCE RABEN is a managing director with CIBC Oppenheimer, an investment banking firm. He has been an Equity Marketing director since 1993. From 1990 through 1995, he was an Executive Vice President with Jeffries & Company, an investment-banking firm. Mr. Raben is also a director of Global Crossings, Ltd. and Evercom Holdings, Inc. Mr. Raben received a bachelor's degree from Vassar College and a master's in business administration from Columbia University Graduate School of Business.

STEPHEN P. ROBECK has been an Equity Marketing director since 1989 and currently serves as a consultant to the Company. He was elected Chairman and Co-Chief Executive officer in September 1991 and served in that role through December 1998. Between 1987 and September 1991, he served as Chief Operating Officer. Mr. Robeck received his bachelor's degree from Lake Forest College.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item appears under the captions "ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION AND RELATED MATTERS" and "REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION" in the Company's Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to this item appears under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION AND RELATED MATTERS", in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, which are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        (A).  List of documents filed as part of this Report.

        Financial Statements:


                             EQUITY MARKETING, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Public Accountants..................................................................       22

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance Sheets as of December 31, 1998 and 1999........................................................       23

   Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999..........................       24

   Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1998 and 1999................       25

   Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999..........................       26

  Notes to Consolidated Financial Statements..............................................................       27

Supplemental Schedule:

    Report of Independent Public Accountants on Schedule II...............................................       41

    Schedule II Valuation and Qualifying Accounts.........................................................       42

Note: All other supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.


        (B). Reports on Form 8-K

        Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 1999 (Item 5).

        Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999 (Item 7).

        Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 1999 (Item 5).

        Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 1999 (Item 5).

        Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999 (Item 5).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Equity Marketing, Inc.:

We have audited the accompanying consolidated balance sheets of Equity Marketing, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equity Marketing, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
-----------------------
Arthur Andersen LLP


Los Angeles, California
March 23, 2000

                             EQUITY MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                        DECEMBER 31,
                                                                                 ------------------------
        ASSETS                                                                      1998         1999
        -------------------------------------------------------------------------------------------------
        CURRENT ASSETS:
                Cash and cash equivalents                                        $   7,250     $  7,131
                Accounts receivable (net of allowances of $3,684 and $5,370
                    as of December 31, 1998 and 1999, respectively)                 57,071       37,385
                Notes receivable, current portion                                       --        5,024
                Inventory                                                           13,117        8,742
                Deferred income taxes                                                4,331        4,457
                Prepaid expenses and other current assets                            3,584        1,239
        -----------------------------------------------------------------------------------------------
                        Total current assets                                        85,353       63,978
        Fixed Assets, net                                                            5,892        4,907
        Goodwill, net                                                               20,662       19,222
        Trademarks, net                                                              2,780        2,624
        Note Receivable, long-term portion                                              --        5,491
        Other Assets                                                                   793        1,022
        -----------------------------------------------------------------------------------------------
                        Total assets                                             $ 115,480     $ 97,244
        ===============================================================================================

        LIABILITIES AND STOCKHOLDERS' EQUITY
        -------------------------------------------------------------------------------------------------
        CURRENT LIABILITIES:
                Short-term debt                                                  $  30,000     $ 12,500
                Accounts payable                                                    28,432       21,726
                Due to customer                                                      8,672        4,424
                Accrued payroll and payroll related costs                            1,791        4,015
                Accrued liabilities                                                 12,190       10,268
        -----------------------------------------------------------------------------------------------
                        Total current liabilities                                   81,085       52,933

        Deferred Income Taxes                                                          746        1,012
        Long-Term Liabilities                                                        1,242        1,274
        -----------------------------------------------------------------------------------------------
                        Total liabilities                                           83,073       55,219
        -----------------------------------------------------------------------------------------------

        COMMITMENTS AND CONTINGENCIES (Note 11)

        STOCKHOLDERS' EQUITY:
                Preferred stock, $.001 par value per share, 1,000,000 shares
                    authorized, none issued or outstanding                              --           --
                Common stock, par value $.001 per share, 20,000,000
                    shares authorized, 6,227,718 and  6,220,100 shares
                    outstanding as of December 31, 1998 and
                    1999, respectively                                                  --           --
                Additional paid-in capital                                          15,343       15,942
                Retained earnings                                                   19,063       28,477
        -----------------------------------------------------------------------------------------------
                                                                                    34,406       44,419
        LESS--
                Treasury stock, 1,892,841 and 1,921,299 shares at cost as
                  of December 31, 1998 and 1999, respectively.                      (1,279)      (2,129)
                Stock subscription receivable                                          (32)         (21)
                Unearned compensation                                                 (688)        (244)
        ------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                  32,407       42,025
        ------------------------------------------------------------------------------------------------
                        Total liabilities and stockholders' equity               $ 115,480     $ 97,244
        ================================================================================================



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                             EQUITY MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                           YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                        1997         1998        1999
---------------------------------------------------------------------------------------------------------
        REVENUES                                                     $ 146,328   $ 159,136    $ 227,063
        Cost of sales                                                  105,310     112,153      170,416
        Provision for production-in-process losses                          --       2,666           --
        -------------------------------------------------------------------------------------------------
        Gross Profit                                                    41,018      44,317       56,647
        -------------------------------------------------------------------------------------------------
        OPERATING EXPENSES:
               Salaries, wages and benefits                             11,563      14,550       17,350
               Selling, general and administrative                      14,330      22,127       22,829
               AmeriServe bankruptcy bad debt expense                       --          --        1,014
               Impairment of assets                                         --       6,712           --
               Business process reengineering                               --       2,220           --
               Restructuring loss (gain)                                    --       4,121         (604)
        -------------------------------------------------------------------------------------------------
                        Total operating expenses                        25,893      49,730       40,589
        -------------------------------------------------------------------------------------------------
                        Income (loss) from operations                   15,125      (5,413)      16,058

        OTHER (EXPENSE) INCOME:
               Interest expense                                            (89)       (783)        (881)
               Interest income                                             611         272          138
               Other Income                                                 --          --          233
        -----------------------------------------------------------------------------------------------
        Income (loss) before provision for income taxes                 15,647      (5,924)      15,548

        PROVISION FOR INCOME TAXES                                       6,024          69        6,134
        -------------------------------------------------------------------------------------------------
            Net income (loss)                                        $   9,623   $  (5,993)   $   9,414
        =================================================================================================

        BASIC INCOME (LOSS) PER SHARE:
            INCOME (LOSS) PER SHARE                                  $    1.63   $  (0.98)    $    1.51
        =================================================================================================
            BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                5,913,313   6,089,618    6,227,842
        =================================================================================================

        DILUTED INCOME (LOSS) PER SHARE:
            INCOME (LOSS) PER SHARE                                  $    1.55   $  (0.98)    $    1.46
        =================================================================================================
            DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING              6,216,794   6,089,618    6,440,738
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

                             EQUITY MARKETING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                     COMMON STOCK              ADDITIONAL
                                                            -----------------------------       PAID-IN          RETAINED
                                                              SHARES               AMOUNT       CAPITAL          EARNINGS
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                  5,832,087              $ --      $    11,297       $    15,433
        Net income                                                 --                --               --             9,623
        Issuance of shares pursuant to
            restricted stock plan                              27,620                --              658                --
        Amortization of restricted stock grants                    --                --               --                --
        Exercise of underwriters' warrants                     61,968                --              467                --
        Exercise of stock options                              88,428                --              459                --
        Tax benefit from exercise of stock options                 --                                490                --
        Loan forgiveness                                           --                --               --                --
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                  6,010,103                --           13,371            25,056
        Net loss                                                   --                --               --            (5,993)
        Issuance of shares pursuant to restricted
           stock plan                                          47,367                --              352                --
        Cancellation of shares
           pursuant to restricted stock plan                  (14,812)               --             (381)               --
        Amortization of restricted stock grants                    --                --               --                --
        Exercise of stock options                             175,000                --            1,191                --
        Issuance of stock to 401(k) Tax
           Deferred Savings Plan                               10,060                --               66                --
        Consulting services rendered
           in exchange for stock options                           --                --              211                --
        Tax benefit from exercise of stock options                 --                --              533                --
        Loan forgiveness                                           --                --               --                --
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                  6,227,718                --           15,343            19,063
        Net income                                                 --                --               --             9,414
        Cancellation of shares pursuant to restricted
           stock plan                                         (33,450)               --             (202)               --
        Amortization of restricted stock grants                    --                --               --                --
        Exercise of stock options                              54,290                --              263                --
        Issuance of treasury stock to 401(k)
           Tax Deferred Savings Plan                           21,542                --              183                --
        Consulting services rendered in exchange
           for stock options                                       --                --              172                --
        Tax benefit from exercise of stock options                 --                --              183                --
        Purchase of Treasury Stock                            (50,000)               --               --                --
        Loan forgiveness                                           --                --               --                --
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                  6,220,100              $ --      $    15,942       $    28,477
==========================================================================================================================

                                                                              STOCK
                                                            TREASURY       SUBSCRIPTION        UNEARNED
                                                              STOCK         RECEIVABLE        COMPENSATION        TOTAL
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                $    (1,279)      $       (53)      $     (365)      $    25,033
        Net income                                                 --                --               --             9,623
        Issuance of shares pursuant to
            restricted stock plan                                  --                --             (658)               --
        Amortization of restricted stock grants                    --                --               58                58
        Exercise of underwriters' warrants                         --                --               --               467
        Exercise of stock options                                  --                --               --               459
        Tax benefit from exercise of stock options                 --                --               --               490
        Loan forgiveness                                           --                10               --                10
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                     (1,279)              (43)            (965)           36,140
        Net loss                                                   --                --               --            (5,993)
        Issuance of shares pursuant to restricted
           stock plan                                              --                --             (352)               --
        Cancellation of shares
           pursuant to restricted stock plan                       --                --              381                --
        Amortization of restricted stock grants                    --                --              248               248
        Exercise of stock options                                  --                --               --             1,191
        Issuance of stock to 401(k) Tax
           Deferred Savings Plan                                   --                --               --                66
        Consulting services rendered
           in exchange for stock options                           --                --               --               211
        Tax benefit from exercise of stock options                 --                --               --               533
        Loan forgiveness                                           --                11               --                11
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                     (1,279)              (32)            (688)           32,407
        Net income                                                 --                --               --             9,414
        Cancellation of shares pursuant to restricted
           stock plan                                              --                --              202                --
        Amortization of restricted stock grants                    --                --              242               242
        Exercise of stock options                                  --                --               --               263
        Issuance of treasury stock to 401(k)
           Tax Deferred Savings Plan                               11                --               --               194
        Consulting services rendered in exchange
           for stock options                                       --                --               --               172
        Tax benefit from exercise of stock options                 --                --               --               183
        Purchase of Treasury Stock                               (861)               --               --              (861)
        Loan forgiveness                                           --                11               --                11
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                $    (2,129)      $       (21)      $     (244)      $    42,025
==========================================================================================================================



              The accompanying notes are an integral part of these
                            consolidated statements.

                             EQUITY MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                  1997            1998          1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                       $  9,623       $ (5,993)      $  9,414
        Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
            Depreciation and amortization                                          1,247          2,022          2,708
            Provision for bad debts                                                   92          1,435          1,585
            Gain on asset disposal                                                    --             --           (233)
            Tax benefit from exercise of stock options                               490            533            183
            Amortization of restricted stock                                          58            248            242
            Issuance of stock to 401(k) Tax Deferred Savings Plan                     --             66            194
            Impairment of assets                                                      --          6,712             --
            Consulting services rendered in exchange for stock options                --            211            172
            Other                                                                     17             48             54
        Changes in assets and liabilities-
        Increase (decrease) in cash and cash equivalents
            Accounts receivable                                                  (14,773)       (28,570)        (2,973)
            Inventory                                                             (3,943)        (2,814)         3,362
            Deferred income taxes                                                    (89)        (1,984)           202
            Prepaid expenses and other current assets                               (731)        (2,613)         2,885
            Other assets                                                              40            437            (24)
            Accounts payable                                                       9,676         11,554         (6,706)
            Accrued liabilities                                                     (779)        13,330          7,043
            Long-term liabilities                                                    (44)           280            322
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) operating activities                  884         (5,098)        18,430
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Payment for purchase of EPI Group Limited                                   (280)        (1,003)            --
        Payment for purchase of Corinthian Marketing, Inc. and Trademark              --         (8,436)            --
        Payment for purchase of Contract Marketing, Inc. and U.S. Import &
           Promotions Co.                                                             --        (15,088)          (149)
        Proceeds from sales of fixed assets                                           --             --            545
        Purchases of fixed assets                                                 (1,097)        (4,366)          (847)
        Other                                                                         --            (68)            --
----------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                             (1,377)       (28,961)          (451)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under line of credit                                           11,300         30,000             --
        Repayments on line of credit                                             (11,300)            --        (17,500)
        Purchase of treasury stock                                                    --             --           (861)
        Proceeds from exercise of stock options                                      459          1,191            263
        Proceeds from exercise of underwriters' warrants                             467             --             --
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) financing activities                  926         31,191        (18,098)
----------------------------------------------------------------------------------------------------------------------
                Net increase (decrease) in cash and cash equivalents                 433         (2,868)          (119)
Cash acquired in acquisitions                                                         --          1,183             --
CASH AND CASH EQUIVALENTS, beginning of year                                       8,502          8,935          7,250
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                          $  8,935       $  7,250       $  7,131
======================================================================================================================
CASH PAYMENTS DURING YEAR FOR:
        Interest                                                                $     65       $    616       $    869
======================================================================================================================
        Taxes                                                                   $  4,399       $  2,143       $  3,141
======================================================================================================================

              The accompanying notes are an integral part of these
                            consolidated statements.

                             EQUITY MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



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

Equity Marketing Hong Kong, Ltd., a Delaware corporation ("EMHK"), is a 100% owned subsidiary of the Company. EMHK manages production of the Company's products by third parties in the Far East and currently is responsible for procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

EPI Group Limited ("EPI"), a Delaware corporation, was a designer, developer, producer and distributor of promotional products for sale to oil companies, consumer products companies and retailers. The Company acquired EPI in 1996 for cash plus a commitment to pay additional cash consideration based on the results of operations of the EPI business during the three year period ending December 31, 1999. In July 1998, the Company paid $1,003 to the former stockholders of EPI as additional cash consideration in settlement of this commitment. This amount was allocated to goodwill at that time (see Note 3). Effective January 15, 1999, EPI was dissolved.

In April 1998, the Company purchased 100% of the common stock of Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"). Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible sports figurines (see Note 4).

In July 1998, the Company acquired substantially all of the assets of Contract Marketing, Inc. ("CMI"), a Massachusetts corporation, and U.S. Import and Promotions Co. ("USI"), a Florida corporation (CMI and USI are collectively referred to herein as "USI"). USI focuses primarily on promotions for oil and gas and other retailers. The Company intends to continue to use the acquired assets for this purpose. The primary operations of USI are located in West Boylston, Massachusetts and St. Augustine, Florida (see Note 4).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at amortized cost, which approximates fair value as of December 31, 1998 and 1999.

REVENUE RECOGNITION

The Company records sales when title and risk of loss pass to the customer. When a right of return exists, the Company's practice is to estimate and provide for any future returns at the time of sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48.

INVENTORY

Inventory consists of production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and purchased finished products held for sale to customers and purchased finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1998 and 1999, inventory consisted of the following:

                                                   DECEMBER 31,
                                             ---------------------
                                               1998         1999
         ---------------------------------------------------------
         Production-in-process               $ 2,140      $1,088
         Finished goods                       10,977       7,654
         ---------------------------------------------------------
                                             $13,117      $8,742
         =========================================================

FIXED ASSETS

Fixed assets are stated at cost. Depreciation and amortization is provided on a straight-line basis over estimated useful lives as follows:

         Leasehold improvements -- lesser of lease term or life of related asset Furniture, fixtures, equipment and software--3-7 years

GOODWILL AND TRADEMARKS

Goodwill is the excess of the purchase price over the estimated fair values of the net assets acquired in the purchases of EPI, Corinthian, and USI. Goodwill is being amortized using the straight-line method over estimated useful lives ranging from 5 to 20 years. Accumulated amortization for goodwill at December 31, 1998 and 1999 was $569 and $1,666, respectively. Trademarks are primarily composed of the Headliners trademark acquired in the purchase of Corinthian. Trademarks are being amortized over estimated useful lives ranging from 10 to 20 years. Accumulated amortization for the trademarks at December 31, 1998 and 1999 was $103 and $258, respectively. For the years ended December 31, 1997, 1998 and 1999, amortization expense amounted to $422, $932 and $1,252, respectively.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate undiscounted future cash flows before interest expected to result from the use of the assets over their remaining amortization period and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred (see Note 3). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value.

DUE TO CUSTOMER

Pursuant to the terms of certain contracts between the Company and a certain promotions customer, the Company collects certain fees from the customer's distribution companies on behalf of that customer. Once these fees are collected from the distribution companies, the Company remits the fees to the customer. As of December 31, 1998 and 1999, the amounts due to customer were $8,672 and $4,424, respectively.

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

NET INCOME PER SHARE

Earnings Per Share ("EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options and warrants has an antidilutive effect. As a result, these shares are not included with the weighted average shares outstanding of 6,089,618 used in the calculation of diluted earnings per share for the year ended December 31, 1998. The impact of including unexercised dilutive options and warrants was to increase weighted average shares outstanding by 303,481 in 1997 and 212,896 in 1999. The impact of including dilutive options and warrants (assuming net income) would have been to increase the weighted average number of shares outstanding by 246,513 in 1998. Options to purchase 268,000, 1,115,101 and 280,000 shares of common stock as of December 31, 1997, 1998 and 1999, respectively, were excluded from the computation of diluted income per share as they would have been anti-dilutive.

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

CONCENTRATION OF RISK

Accounts receivable represent unsecured balances due from its customers and the Company is at risk to the extent such amounts become uncollectible. The Company regularly extends credit to several distribution companies in connection with its business with Burger King Corporation ("Burger King"). Failure by one or more distribution companies to honor their payment obligations to the Company could have a material adverse effect on the Company's operations.

One of these distribution companies, AmeriServe Food Distribution, Inc. together with certain of its affiliates (including its affiliates, "AmeriServe") accounted for more than 50 percent of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000. As of January 31, 2000, AmeriServe owed the Company approximately $28.8 million in trade receivables. AmeriServe was able to secure temporary debtor in possession funding to enable it to continue operating in the short-term post bankruptcy.

Restaurant Services, Inc. ("RSI"), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at approximately $16.0 million and the satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of approximately $1.0 million for the quarter ended December 31, 1999. A note receivable of approximately $10.5 million, $5.5 million of which has been classified as long-term, has been recorded on the accompanying consolidated balance sheet as of December 31, 1999. Approximately $6.6 million of the $28.8 million pre-petition trade receivables relate to sales made in January 2000. Accordingly, the remaining $5.5 million portion of the note receivable was recorded in January 2000, and will result in a net pre-tax charge of approximately $0.5 million for the quarter ending March 31, 2000.

Burger King has assumed responsibility for all payments of the Company's post-petition shipments to AmeriServe. There can be no assurance, however, that AmeriServe will successfully reorganize and emerge from Chapter 11 proceedings. In this event, the Company believes it can either ship Burger King product directly to franchisees or to alternative distribution companies established in place of AmeriServe; provided, however, that direct shipments to franchisees may result in substantial additional expenses to the Company and that alternative distribution companies may not be available to service certain or all of the geographic areas currently serviced by AmeriServe. Accordingly, any failure by AmeriServe to successfully reorganize and emerge from Chapter 11 proceedings could negatively impact the Company's business, financial condition, and results of operations.

The Company purchases 95% of its manufactured products from suppliers located in China. China currently enjoys "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. As a result of continuing concerns in the US Congress regarding China's human rights policies, and disputes regarding Chinese trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the annual extension of NTR status for China. In 2000, however, there will be, for the first time, a major effort in the US Congress to pass legislation that would make permanent China's NTR status in return for the country's expected accession to the World Trade Organization. The loss of NTR status for China would result in a substantial increase in the import duty for the Company's products manufactured in China and imported into the US and would result in increased costs for the Company. The impact of such an event on the Company could be somewhat mitigated by the Company's ability to source product for the US market from countries other than China. However, there can be no assurance that the Company would be able to obtain manufactured products under acceptable terms.

SUPPLEMENTAL CASH FLOW INFORMATION

During 1999, the Company sold a portion of its excess inventory to a customer in exchange for credits toward future purchases of advertising media. The credits were valued at $1,011 and can be used over a period of five years. During 1999, the Company utilized $225 of these credits. Of the remaining balance of the credits, $450 is recorded in prepaid expenses and other current assets and $336 is recorded in other assets in the accompanying consolidated balance sheet.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There are no adjustments to net income
(loss) to arrive at comprehensive income (loss).

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 and 1998 financial statements to conform them with the 1999 presentation.

2. RESTRUCTURING CHARGE

On December 21, 1998, the Company announced its decision to exit the event-based-license consumer products business along with its retail pin business. In connection with this decision, the Company recorded a restructuring charge of $4,121 in 1998. The restructuring charge includes a provision for projected minimum royalty guarantee shortfalls associated with long-term licenses which the Company has decided to discontinue, severance for workforce reductions of 30 employees, of which 15 were terminated as of December 31, 1998 and the remainder in 1999, a provision for outstanding inventory purchase commitments on purchase orders the Company has cancelled, and a provision for costs associated with the planned closure of the Company's warehouse facility. The workforce reductions include employees from the consumer products business, retail pin business, warehouse and other support services. Excluding the warehouse employees, the workforce reductions were completed by the end of the first quarter of 1999. The warehouse closed in the second quarter of 1999. As of December 31, 1998 and the remainder in 1999, the Company was in the process of negotiating settlements on remaining minimum royalty guarantees with licensors. During 1999, the Company reversed a portion of the restructuring reserves for projected royalty guarantee shortfalls as a result of negotiated settlements with certain licensors. These reversals totaled $641 and are reflected net of a $37 additional charge as a restructuring gain in the accompanying statements of operations. Details of the restructuring charge are as follows:

                                              Original   Utilized   Utilized               Charged  To Be
                                              Charge       1998       1999      Reversed    1999    Utilized
------------------------------------------------------------------------------------------------------------
Provision for projected minimum royalty
    Guarantee Shortfalls                       $2,187    $  --     $  (267)      $(641)     $--     $1,279
Employee severance and termination benefits       738     (127)       (648)         --       37         --
Outstanding inventory purchase commitments        800       --        (716)         --       --         84
Lease commitment for warehouse facility           396       --         (31)         --       --        365
------------------------------------------------------------------------------------------------------------
                                               $4,121    $(127)    $(1,662)      $(641)     $37     $1,728
------------------------------------------------------------------------------------------------------------

For the years ended December 31, 1997 and 1998, the revenues generated in the consumer products segment from licenses which the Company has decided not to continue totaled $28,807 and $30,046, respectively. For the years ended December 31, 1997 and 1998, cost of sales associated with these revenues totaled $20,412 and $26,323, respectively.

3. IMPAIRMENT OF ASSETS

During the fourth quarter of 1998, the Company's EPI subsidiary lost its primary customer, Shell Oil Company, as a result of that company's merger with Texaco. This loss triggered an impairment review of EPI's long-lived assets, which consisted primarily of goodwill. Based on revised projections of EPI's ongoing business, the Company calculated the present value of expected cash flows (before interest) to determine the fair value of the assets. Accordingly, the Company recorded an impairment charge of $5,520 for a write-down of the goodwill and other intangibles associated with the EPI purchase. This charge is reflected in impairment of assets in the accompanying consolidated statements of operations and is reflected in the corporate segment (see Note 12). As of December 31, 1998, the remaining balance of the EPI goodwill was $300 and is being amortized on a straight line basis over a period of five years.

In addition to the write-down of EPI goodwill, during the fourth quarter of 1998, the Company realized an impairment loss on certain assets associated with the activities which the Company has exited (see Note 2). Such impairment totaled $1,192 and is also reflected in impairment of assets in the accompanying consolidated statements of operations. Of this amount, approximately $1,095 represents an impairment of royalty advances paid on long-term license agreements which the Company has decided to discontinue and which will not be recouped against future sales. Such impairment is reflected in the consumer products segment (see Note 12). The remaining $97 reflects an impairment of capitalized costs associated with an internet site associated with the retail pin business as well as an impairment of warehouse leasehold improvements. Such impairments are reflected in the corporate segment (see Note 12).

4. ACQUISITIONS

On April 24, 1998, the Company acquired 100% of the common stock of Corinthian and certain trademarks related to its business, including the "Headliners" trademark (the "Trademark"), from Corinthian Marketing PLC, for total cash consideration of $7,892 plus related transaction costs of $544 at the closing. The total consideration was net of a holdback amount for which the Company accrued approximately $600 as of the acquisition date. In September 1999, this holdback was settled and the accrual was reversed as a reduction to goodwill. Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners(R) brand of collectible sports figurines.

The Corinthian acquisition has been accounted for under the purchase method of accounting. The 1998 financial statements reflect the preliminary allocations of the purchase price and the assumption of liabilities and include the operating results of Corinthian from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. As of December 31, 1999, the excess of the purchase price over the estimated fair values of the net assets acquired was $7,021 which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The Trademark has been valued at $2,830 and is being amortized on a straight-line basis over 20 years.

On July 23, 1998 the Company acquired substantially all of the assets of CMI and USI, in exchange for $14,659 plus related transaction costs of $429. Potential additional cash consideration may be paid based upon the results of operations of USI during each calendar year through December 31, 2002 as set forth in the respective Asset Purchase Agreements, dated July 23, 1998, by and among the Company and each of CMI and USI. In August 1999, an additional $149 was paid to the stockholders of CMI and USI and allocated to Goodwill.

The USI acquisition has been accounted for under the purchase method of accounting. The 1998 financial statements reflect the preliminary allocations of the purchase price to the acquired net assets based on their estimated fair value as of the acquisition date. As of December 31, 1999, the excess of the purchase price over the estimated fair value of the net assets acquired was $13,567 which has been recorded as goodwill and is being amortized on a straight line basis over 20 years.

During 1999, the preliminary allocation of the acquisition costs was adjusted to revise the estimated value of the deferred tax assets and certain accrued liabilities. These adjustments, along with the reversal of the amounts accrued for the holdback discussed above, resulted in a net reduction to goodwill of $492.

The allocation of the acquisition costs (based upon estimated fair values) of Corinthian and USI was as follows:


               Cash and cash equivalents                         $ 1,183
               Accounts receivable                                 2,163
               Inventory                                           1,645
               Deferred taxes                                        402
               Other current assets                                  398
               Fixed assets                                          184
               Trademark                                           2,830
               Goodwill                                           20,588
               Accounts payable                                   (2,318)
               Accrued liabilities                                (3,402)
               ----------------------------------------------------------
                                                                 $23,673
               ==========================================================

Deferred income taxes have been recorded for the basis differential of the assets acquired between financial reporting purposes and tax reporting purposes.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions of Corinthian and USI had occurred at the beginning of each period presented and includes pro-forma adjustments to give effect to the amortization of goodwill, decreased interest income, increased interest expense associated with funding the acquisitions, and certain other adjustments, together with the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Corinthian and USI had been a single entity during 1997 and 1998, nor is it necessarily indicative of the results of operations that may occur in the future.


                                                             YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                              1997            1998
               -----------------------------------------------------------------------
                                                                 (UNAUDITED)
               Pro forma revenues                          $  177,004      $  166,752
               Pro forma net income (loss)                 $    9,271      $   (6,719)
               Pro forma basic income (loss) per share     $     1.57      $    (1.10)
               Pro forma diluted income (loss) per share   $     1.49      $    (1.10)
               Pro forma basic weighted average
                 shares outstanding                         5,913,313       6,089,618
               Pro forma diluted weighted average
                 shares outstanding                         6,216,794       6,089,618

5. FIXED ASSETS, NET

        Fixed assets, net is summarized as follows:

                                                          DECEMBER 31,
                                                    ------------------------
                                                      1998           1999
               -------------------------------------------------------------
               Furniture, fixtures and equipment     $ 2,289      $  2,389
               Computer software                       2,396         2,562
               Computer hardware                       2,249         2,538
               Leasehold improvements                  1,801         1,369
               -----------------------------------------------------------
                  Fixed assets, at cost                8,735         8,858

               Accumulated depreciation and
                 amortization                         (2,843)       (3,951)
               -----------------------------------------------------------
                  Fixed assets, net                  $ 5,892      $  4,907
               ===========================================================

For the years ended December 31, 1997, 1998 and 1999, depreciation and amortization expense related to fixed assets was $825, $1,090 and $1,456 respectively.

6. INFORMATION SYSTEMS

Based on strategic and operational assessments, the Company decided to replace its existing information systems. The new enterprise system is designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control. The new enterprise system went into operation in January 1999. The Company spent a total of $4,302, of which $2,220 was spent on business process reengineering in 1998. In accordance with Emerging Issues Task Force Issue No. 97-13, such business process reengineering costs were expensed as incurred. These expenses are presented as business process reengineering expenses in the accompanying consolidated statements of operations for the year ended December 31, 1998. The expenditures for hardware, software, and software implementation of $2,082 associated with the conversion to the new system are capitalizable and are reflected in fixed assets in the accompanying consolidated balance sheets.

7. LINE OF CREDIT

At December 31, 1998 and 1999, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. The agreement, as amended on March 13, 2000 provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus 3.00 percent or a variable rate equivalent to the lead bank's reference rate plus .50 percent. The Company is also required to pay an unused line fee of .50 percent per annum and certain letter of credit fees. The Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of December 31, 1999, the Company was in compliance with these covenants.

As of December 31, 1998 and 1999 there were $30,000 and $12,500, respectively, outstanding under the Credit Agreement. As of December 31, 1999, the interest rate on borrowings was 9.0%. Letters of credit amounts outstanding as of December 31, 1998 and 1999 were $995 and $401, respectively.

8. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) Tax Deferred Savings Plan (the "401(k) Plan"), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee's contribution and a discretionary amount determined each year by the Company and paid out of the Company's current or accumulated net profit. Costs related to contributions to the 401(k) Plan for the years ended December 31, 1997, 1998, and 1999 were $137, $154 and $235, respectively.

9. STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has two stock option plans, the Employee Stock Option Plan (the "Employee Plan") and the Non-Employee Director Stock Option Plan (the "Director Plan"), together referred to as the "Option Plans". A total of 2,740,000 shares of common stock are reserved for issuance, pursuant to options granted and to be granted under these stock option plans. 730,189 shares are available for grant as of December 31, 1999. Options pursuant to the Employee Plan vest over three to five years and expire ten years from the date of grant. The Employee Plan expires in 2001. Options pursuant to the Director Plan vest over six months to three years and expire ten years from the date of grant. The Director Plan expires in 2003.

The Option Plans provide for option grants at exercise prices not less than the fair market value on the date of grant in the case of qualified incentive stock options, and not less than par value in the case of non-qualified options.

Transactions involving the Option Plans are summarized as follows:


                                                                                  EXERCISABLE AT END OF YEAR
                                                           WEIGHTED AVERAGE     ------------------------------
                                                NUMBER      EXERCISE PRICE                    WEIGHTED AVERAGE
                                               OF SHARES       PER SHARE          SHARES       EXERCISE PRICE
        ------------------------------------------------------------------------------------------------------
        Outstanding at December 31, 1996        871,350         $ 9.08            322,350           $ 4.26
               Granted                          438,000          24.09          =============================
               Exercised                        (88,428)          5.20
               Canceled                         (18,572)          9.13
        --------------------------------------------------------------          ------------------------------
        Outstanding at December 31, 1997      1,202,350          14.84            429,778           $ 6.89
                                                                                ==============================
               Granted                        1,111,917          15.58
               Exercised                       (175,000)          6.81
               Canceled                      (1,024,166)         19.84
        --------------------------------------------------------------          ------------------------------
        Outstanding at December 31, 1998      1,115,101          12.23            421,114           $11.52
                                                                                ==============================
               Granted                          548,000           9.20
               Exercised                        (54,290)          4.84
               Canceled                        (206,500)         14.86
        --------------------------------------------------------------          ------------------------------
        Outstanding at December 31, 1999      1,402,311         $10.65            660,506           $10.29
        ==============================================================          ==============================

The following table summarizes information about the Company's stock options outstanding and exercisable as of December 31, 1999:


                                   OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
      ----------------------------------------------------------------------------------------------------
                                                WEIGHTED
                                                 AVERAGE          WEIGHTED                     WEIGHTED
           RANGE OF              NUMBER         REMAINING          AVERAGE       NUMBER         AVERAGE
        EXERCISE PRICES        OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
      ----------------------------------------------------------------------------------------------------
      $0.32 -  $ 7.50              659,311           6.84            $ 6.05      452,172           $ 5.57
      $ 8.44 - $11.00              348,000           9.28            $ 9.48          --            $   --
      $12.25 - $20.75              310,000           7.94            $17.22      145,000           $17.76
      $22.25 - $28.13               85,000           7.99            $27.19       63,334           $26.87
      ---------------------------------------------------------------------------------------------------
                                 1,402,311           7.76            $10.65      660,506           $10.29
      ===================================================================================================

On December 14, 1998, the Company permitted option holders to exchange their outstanding stock options for a lesser number of options priced at fair market value on that date, $7.50. Options with an exercise price greater than $20.00 a share were eligible to be exchanged for options priced at $7.50 with a 50% reduction in the number of options, and options with an exercise price less than or equal to $20.00 a share were eligible to be exchanged for options priced at $7.50 with a 33% reduction in the number of options. Each replacement grant retained the original grant's vesting schedule but imposed a one year moratorium on exercise. Twenty-one employees and consultants of the Company elected to participate, exchanging an aggregate of options to purchase 817,500 shares of Common Stock at exercise prices ranging from $12.25 to $28.13 a share in return for an aggregate of options to purchase 422,417 shares of Common Stock at an exercise price of $7.50 per share. Donald A. Kurz and Stephen P. Robeck, the Company's co-chief executive officers, were not eligible to participate in the exchange.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation, "issued in October 1995. In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                                        YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                   1997        1998         1999
               ------------------------------------------------------------------------------------
               Net income (loss) - as reported                    $9,623      $(5,993)     $9,414
               Net income (loss) - pro forma                      $8,138      $(9,672)     $5,572
               Basic earnings (loss) per share-as reported        $ 1.63      $  (.98)     $ 1.51
               Basic earnings (loss) per share-pro forma          $ 1.38      $ (1.59)     $ 0.89
               Diluted earnings (loss) per share-as reported      $ 1.55      $  (.98)     $ 1.46
               Diluted earnings (loss) per share-pro forma        $ 1.31      $ (1.59)     $ 0.87

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of the cost to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                                                      1997          1998          1999
               ------------------------------------------------------------------------
               Expected dividend yield                0.00%         0.00%         0.00%
               Expected stock price volatility       65.73%        69.97%        70.39%
               Risk free interest rate                5.53%         4.41%         5.09%
               Expected life of options             3 years       3 years       3 years

The weighted average fair value of options granted during 1998 and 1999 is $7.28 and $4.55, respectively.

During 1998, the Company granted options to purchase 60,000 shares of common stock to a member of the Board of Directors in exchange for consulting services rendered. The securities are to vest through March 2001. None of these options have been exercised. On December 14, 1998 these options were exchanged for options to purchase 40,000 shares of common stock at an exercise price of $7.50. Options to purchase approximately 20,001 shares of common stock have vested as of December 31, 1999. The fair value of these options was estimated at the date of grant and repricing using the Black-Scholes option pricing model with assumptions consistent with those shown above. For the years ended December 31, 1998 and 1999, the Company has recorded compensation expense of approximately $211 and $172, respectively, related to these options.

WARRANTS

At December 31, 1998, there were 4,131 "underwriters" warrants outstanding relating to the Company's initial public offering, which were exercisable at $8.02 per share. The warrants expired on January 31, 1999.

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

STOCK SUBSCRIPTION RECEIVABLE

On September 27, 1991, a minority stockholder of the Company purchased 1,850,000 shares of the Company's treasury stock for an aggregate purchase price of $107. Since the stock was sold below cost, the loss on the issuance of the treasury stock was charged to retained earnings. The purchase price for these shares was paid with promissory notes, payable in ten years, together with interest at an annual rate of 8.41% per year on the unpaid principal balance. The notes are subject to the terms of the Loan Forgiveness Agreements dated September 27, 1991, pursuant to which the principal amount of the notes will be forgiven at 10% per year, provided that the stockholder remains employed by the Company at such time. The stock subscription receivable is included in the accompanying consolidated balance sheets as a reduction of stockholders' equity. The Company records the annual reduction as compensation expense.

RESTRICTED STOCK

The Company has reserved 100,000 shares of common stock for issuance under the 1995 Stock Award Plan, (the "Plan"), which covers certain key salaried employees who are not officers or directors of the Company. For the year ended December 31, 1999, 33,450 shares with an aggregate market value on the date of grant of $202 were canceled under the Plan. No shares were issued under the plan for the year ended December 31, 1999. The shares are subject to restrictions, which lapse over a three to five year period, and continued employment with the Company.

Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the Plan. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period. Compensation charged to expense was $58, $248 and $242 in 1997, 1998 and 1999, respectively. At December 31, 1999, 66,785 shares were available for issuance under the Plan.

10. INCOME TAXES

In accordance with SFAS 109, deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

        The provisions for income taxes consist of:

                                                                 YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            1997          1998          1999
               -------------------------------------------------------------------------------
               CURRENT:
               Federal                                    $ 4,713       $  1,266     $ 4,970
               State and local                                728            175         779
               -------------------------------------------------------------------------------
                                                            5,441          1,441       5,749
               -------------------------------------------------------------------------------
               DEFERRED:
               Federal                                         84         (1,673)        175
               State and local                                  9           (232)         27
               -------------------------------------------------------------------------------
                                                               93         (1,905)        202
               -------------------------------------------------------------------------------
               Additional paid-in capital from
                 benefit of stock options exercised           490            533         183
               -------------------------------------------------------------------------------
                                                          $ 6,024       $     69     $ 6,134
               ===============================================================================

Income taxes recorded by the Company differ from the amounts computed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of operations.

                                                                 YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            1997          1998          1999
        --------------------------------------------------------------------------------------
        Tax at the Federal statutory rate                 $ 5,476       $ (2,014)    $ 5,341
        State income taxes, net of the Federal
          tax benefit                                         597           (170)        541
        Other                                                 (49)         2,253         252
        --------------------------------------------------------------------------------------
                                                          $ 6,024       $     69     $ 6,134
        ======================================================================================

Other reflects the effects of permanent differences such as amortization of goodwill and the write-off of the EPI goodwill in 1998.

The tax effects of the significant temporary differences giving rise to the Company's deferred tax assets (liabilities) for the years ended December 31, 1998 and 1999 are as follows:

                                                      1998           1999
               -------------------------------------------------------------
               Allowance for doubtful accounts       $ 1,411     $   2,031
               Inventory Reserve                         895           654
               Accrued expenses                        1,889         1,625
               Other                                     136           147
               -----------------------------------------------------------
                   Total current                       4,331         4,457
               -----------------------------------------------------------
               Trademark                              (1,035)       (1,016)
               Depreciation                              289            54
               Other                                      --           (50)
               ------------------------------------------------------------
                   Total non-current                    (746)       (1,012)
               -------------------------------------------------------------
               Total                                 $ 3,585     $   3,445
               =============================================================

11.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has operating leases for its properties, which expire at various dates through 2005.

Future minimum lease payments under non-cancelable operating are as follows:

        YEAR
        --------------------------------------------------
        2000                                      $ 2,107
        2001                                        1,668
        2002                                        1,486
        2003                                        1,480
        2004                                        1,629
        Thereafter                                  1,315
        ---------------------------------------------------
        Total                                     $ 9,685
        ===================================================

Aggregate rental expenses for operating leases was $1,069, $1,235 and $1,783 for the years ended December 31, 1997, 1998 and 1999, respectively.

GUARANTEED ROYALTIES
For the years ended December 31, 1997, 1998, and 1999, the Company incurred $3,761, $6,149 and $5,295, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of December 31, 1999, the Company was committed to pay total minimum guaranteed royalties as follows:

         YEAR
         ---------------------------------------------------
         2000                                      $ 1,275
         2001                                           20
         ---------------------------------------------------
         Total                                     $ 1,295
         ===================================================

Included in the above commitments are projected minimum guarantee shortfalls of $1,279 which have been accrued as of December 31, 1999 (see note 2).

EMPLOYMENT AGREEMENTS

The Company has employment agreements with several key executives. Guaranteed compensation under these agreements is as follows:

          YEAR
          ---------------------------------------------------
          2000                                      $ 1,668
          2001                                        1,035
          2002                                          375
          ---------------------------------------------------
          Total                                     $ 3,078
          ===================================================


LEGAL PROCEEDINGS

On December 27, 1999, Burger King announced that in cooperation with the Consumer Product Safety Commission ("CPSC") it would conduct a voluntary recall of Pokemon(TM) balls included with Burger King kids meals. The recall resulted primarily from the death of a 13 month old child in Sonora, California on December 11, 1999. The child reportedly suffocated when one half of a Pokemon(TM) ball covered her nose and mouth. In announcing the recall, Burger King stated that the balls may pose a suffocation hazard to children under three years of age. Burger King further stated that consumers should immediately take the balls away from children under the age of three and either discard the balls or return them to a Burger King restaurant in exchange for a free small order of french fries. Subsequent to the announcement of the recall, on January 25, 2000, a 4 month old child in Indianapolis, Indiana also reportedly suffocated when one half of a Pokemon(TM) ball covered his nose and mouth.

The Company designed and manufactured 151 trading cards and 57 gift-with-purchase products based on Pokemon(TM) for Burger King. The Company believes that these products met or exceeded federal safety guidelines and underwent rigorous safety testing by an independent, third party laboratory during and after production.

Burger King and its franchisees incurred substantial costs in the conduct of the Pokemon(TM) ball recall, including costs for legal expenses, advertising, collection and destruction of Pokemon(TM) balls, and free goods. Although the Company strongly believes it met all of its contractual obligations with respect to the Pokemon(TM) ball, Burger King and its franchisees may request indemnification for some or all of these costs. While the Company cannot currently estimate the amount of such costs, management believes that the payment by the Company of the costs incurred in the conduct of the Pokemon(TM) ball recall could have a material adverse effect on the Company's business, financial condition and results of operations. As of the date hereof, Burger King has not requested indemnification for such costs.

On January 21, 2000, a purported class action lawsuit entitled Domingo Quintinilla v. Tex-Best Travel Centers, Inc., Burger King Corporation, and Equity Marketing, Inc. was filed in the District Court of Hidalgo County, Texas. The lawsuit was filed by an individual purporting to represent all individuals in the United States that received a Pokemon(TM) ball from a Burger King(R) restaurant. The lawsuit alleges that the Pokemon(TM) ball is unsafe and asserts causes of action for breach of contract, breach of warranty, negligence, negligent misrepresentation and gross negligence and seeks an unspecified amount of damages and attorneys fees. Equity Marketing filed its answer on February 23, 2000. The lawsuit is in the early discovery phase.

On February 28, 2000, a class action lawsuit entitled Scott Pace and Diane Mitchell Bubonic v. Burger King Corporation, Case No. 310285, was filed in the Superior Court of the State of California for the City and County of San Francisco. The lawsuit was filed by individuals purporting to represent all individuals in the State of California that received a Pokemon(TM) ball from a Burger King(R) restaurant. The lawsuit alleges that the Pokemon(TM) ball is unsafe and asserts causes of action for breach of implied warranty and fraud in the sale of consumer goods, and seeks an unspecified amount of damages and attorneys fees.

The Company may be contractually required to indemnify Burger King and its franchisees for the expenses and damages, if any, incurred in connection with these lawsuits. Burger King has requested indemnification for such expenses and damages, if any. While the Company believes these lawsuits are without merit and intends to defend them vigorously, they may, regardless of the outcome, result in substantial expenses and damages to the Company and may significantly divert the attention of the Company's management. There can be no assurance that the Company will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution of such lawsuits if they are not settled. An unfavorable resolution of these lawsuits or prolonged litigation, the costs of which may be substantial, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is involved in various other legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any other known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company's financial position or results of operations.

12. INDUSTRY SEGMENTS, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

The Company's revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 67%, 63% and 80% of the Company's revenues for the years ended December 31, 1997, 1998 and 1999, respectively, were from one customer in the promotional segment.

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

Earnings of industry segments and geographic areas exclude interest income, interest expense, and depreciation expense, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventory, receivables, goodwill and the Headliners(R) trademark. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.

INDUSTRY SEGMENTS


                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                                      --------------------------------------------------
                                                                        CONSUMER
                                                        PROMOTIONS      PRODUCTS      CORPORATE    TOTAL
                                                      ----------------------------------------------------
           Total revenues                             $ 116,022        $  30,306     $    -      $146,328
==========================================================================================================

           Income (loss) before provision (benefit)
             for income taxes                         $  20,878        $   3,733     $  (8,964)  $ 15,647
           Provision (benefit) for income taxes           8,038            1,437        (3,451)     6,024
---------------------------------------------------------------------------------------------------------
           Net income (loss)                          $  12,840        $   2,296     $  (5,513)     9,623
=========================================================================================================

           Fixed asset additions, net                 $    -           $    -        $   1,097    $ 1,097
=========================================================================================================
           Depreciation and amortization              $     422        $    -        $     825    $ 1,247
=========================================================================================================
           Total assets                               $  21,068        $   7,811     $  28,274    $57,153
=========================================================================================================

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                                      ----------------------------------------------------
                                                                        CONSUMER
                                                        PROMOTIONS      PRODUCTS      CORPORATE      TOTAL
                                                      ----------------------------------------------------
           Total revenues                             $ 116,280        $  42,856     $    -       $159,136
==========================================================================================================

           Income (loss) before provision (benefit)
             for income taxes                         $  22,201        $  (7,092)    $ (21,033)   $ (5,924)
           Provision (benefit) for income taxes           8,501           (2,716)       (5,716)         69
----------------------------------------------------------------------------------------------------------
           Net income (loss)                          $  13,700        $  (4,376)    $ (15,317)   $ (5,993)
==========================================================================================================

           Fixed asset additions, net                 $    -           $    -        $   4,366    $  4,366
==========================================================================================================
           Depreciation and amortization              $     565        $     367     $   1,090    $  2,022
==========================================================================================================
           Total assets                               $  69,185        $  23,508     $  22,787    $115,480
==========================================================================================================


                                                          AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999
                                                      -----------------------------------------------------
                                                                        CONSUMER
                                                        PROMOTIONS      PRODUCTS      CORPORATE     TOTAL
                                                      -----------------------------------------------------
           Total revenues                             $ 202,195        $  24,868     $    -       $227,063
===========================================================================================================
           Income (loss) before provision (benefit)
             for income taxes                         $  36,332        $     181     $ (20,965)   $ 15,548
           Provision (benefit) for income taxes          14,333               72        (8,271)      6,134
-----------------------------------------------------------------------------------------------------------
           Net income (loss)                          $  21,999        $     109     $ (12,694)   $  9,414
===========================================================================================================

           Fixed asset additions, net                 $    -           $      --     $     847    $    847
===========================================================================================================
           Depreciation and amortization              $     743        $     504     $   1,461    $  2,708
===========================================================================================================
           Total assets                               $  62,910        $  19,588     $  14,746    $ 97,244
===========================================================================================================

        Information about the Company's operations by geographical area is as follows:

                                                       AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                         1997           1998          1999
------------------------------------------------------------------------------------------------
        Revenues:
           United States                              $ 117,521        $ 138,571     $ 205,182
           International                                 28,807           20,565        21,881
------------------------------------------------------------------------------------------------
               Total revenues                         $ 146,328        $ 159,136     $ 227,063
================================================================================================
        Income (loss) from operations:
           United States                              $  12,316        $ (10,669)    $  14,516
           International                                  2,809            5,256         1,542
------------------------------------------------------------------------------------------------
               Total income (loss) from operations    $  15,125        $  (5,413)    $  16,058
================================================================================================
        Fixed assets, net:
           United States                              $   2,432        $   5,736     $   4,586
           International                                    118              156           321
------------------------------------------------------------------------------------------------
               Total fixed assets                     $   2,550        $   5,892     $   4,907
================================================================================================

13.     SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           THREE MONTHS ENDED
                                      ------------------------------------------------------------
                                       MARCH 31         JUNE 30       SEPTEMBER 30     DECEMBER 31
                                      ------------------------------------------------------------
1998
Revenues                              $   23,796      $   30,593      $   29,987       $   74,760
Income (loss) from operations         $      862      $    2,456      $     (821)      $   (7,910)
Net income (loss)                     $      616      $    1,565      $     (700)      $   (7,474)
Basic Income (Loss) Per Share:
  Earnings (loss) per share           $     0.10      $     0.26      $    (0.12)      $    (1.20)
  Weighted average shares
    outstanding                        6,010,103       6,035,066       6,085,585        6,227,718
Diluted Income (Loss) Per Share:
  Earnings (loss) per share           $     0.10      $     0.25      $    (0.12)      $    (1.20)
  Weighted average shares
    outstanding                        6,314,902       6,315,415       6,085,585        6,227,718


                                                           THREE MONTHS ENDED
                                      ------------------------------------------------------------
                                       MARCH 31         JUNE 30       SEPTEMBER 30     DECEMBER 31
                                      ------------------------------------------------------------
1999
Revenues                              $   27,457       $   56,011      $   53,334      $   90,261
Income (loss) from operations         $     (219)      $    4,990      $    4,771      $    6,516
Net income (loss)                     $     (265)      $    2,864      $    2,772      $    4,043
Basic Income (Loss) Per Share:
  Earnings (loss) per share           $    (0.04)      $     0.46      $     0.44      $     0.65
  Weighted average shares
    outstanding                        6,210,497        6,223,099       6,230,906       6,247,248
Diluted Income (Loss) Per Share:
  Earnings (loss) per share           $    (0.04)      $     0.45      $     0.42      $     0.61
  Weighted average shares
    outstanding                        6,210,497        6,340,969       6,533,737       6,600,100

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES AND STATE OF CALIFORNIA ON THE 27TH DAY OF MARCH, 2000.


                                            EQUITY MARKETING, INC.



                                            By: /s/ Donald A. Kurz
                                               ---------------------------------
                                                Donald A. Kurz
                                                Chairman of the Board and Chief
                                                  Executive Officer


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


/s/ Donald A. Kurz                      Chairman of the Board and Chief         March 27, 2000
-----------------------------           Executive Officer
Donald A. Kurz                          (Principal Executive Officer)


/s/ Teresa P. Covington                 Vice President, Finance                 March 27, 2000
-----------------------------           (Principal Financial and
Teresa P. Covington                     Accounting Officer)


/s/ Sanford R. Climan                   Director                                March 27, 2000
-----------------------------
Sanford R. Climan


/s/ Lawrence Elins                      Director                                March 27, 2000
-----------------------------
Lawrence Elins


/s/ Bruce Raben                         Director                                March 27, 2000
-----------------------------
Bruce Raben


/s/ Stephen P. Robeck                   Director                                March 27, 2000
-----------------------------
Stephen P. Robeck

/s/ Mitchell H. Kurz                    Director                                March 27, 2000
-----------------------------
Mitchell H. Kurz

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Equity Marketing, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Equity Marketing, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 23, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP


Los Angeles, California
March 23, 2000

                                                                     SCHEDULE II

                             EQUITY MARKETING, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                     Balance at       Additions         Additions
                                    Beginning of      Charged to        Charged to                             Balance at
CLASSIFICATION                       of Year      Operating Expenses     Revenues        Deductions, net       End of Year
--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997
  Allowances for doubtful
   accounts receivable
     and sales returns                 $  555           $   92            $  807           $  (854)(A)           $  600
Year Ended December 31, 1998
  Allowances for doubtful
   accounts receivable
     and sales returns                 $  600           $1,435            $3,734           $(2,085)(A)           $3,684
  Restructuring reserves                   --            4,121                --              (127)               3,994
Year Ended December 31, 1999
  Allowances for doubtful
   accounts receivable
     and sales returns                 $3,684           $1,585            $4,031           $(3,930)(A)           $5,370
  Restructuring reserves                3,994             (604)               --            (1,662)               1,728

------------
(A) Represents product returns, credits applied and accounts receivable written off, net of recoveries.


Exhibit            Description                                                                                    Page
----------------------------------------------------------------------------------------------------------------------
3.1         Certificate of Incorporation.(2)

3.2         Amended and Restated Bylaws.(4)

3.3         First Amendment to Amended and Restated Bylaws(5)

10.1        Amended and Restated Credit Agreement dated December 10, 1998 between Equity Marketing, Inc.,
            Sanwa Bank California, and Imperial Bank.(5)

10.2        First Amendment and Waiver to Amended and Restated Credit Agreement dated March 30, 1999 between
            Equity Marketing, Inc., Sanwa Bank California, and Imperial Bank.(5)

10.3        Second Amendment to Amended and Restated Credit Agreement dated June 18, 1999 between Equity
            Marketing, Inc., Sanwa Bank California, and Imperial Bank.(6)

10.4        Third Amendment to Amended and Restated Credit Agreement dated October 28, 1999 between Equity
            Marketing, Inc., Sanwa Bank California, and Imperial Bank.(7)

10.5        Fourth Amendment to Amended and Restated Credit Agreement dated January 25, 2000 between Equity
            Marketing, Inc., Sanwa Bank California, and Imperial Bank.(*)

10.6        Fifth Amendment to Amended and Restated Credit Agreement dated March 13, 2000 between Equity
            Marketing, Inc., Sanwa Bank California, and Imperial Bank.(*)

10.7        Sixth Amendment to Amended and Restated Credit Agreement dated March 24, 2000 between Equity
            Marketing, Inc., Sanwa Bank California, and Imperial Bank.(*)

10.8        Agreement of lease dated February 9, 1999 between Miracle Mile, L.L.C. and Equity Marketing,
            Inc.(*)

10.9        Agreement of Lease, dated September 1, 1999, between Wide Harvest Investment Ltd. and Equity
            Marketing Hong Kong, Ltd.(*)

10.10       Promissory Notes, dated September 27, 1991, issued by Donald A. Kurz to
            Equity Marketing, Inc.(1)

10.11       Loan Forgiveness Agreements, dated September 27, 1991, between Equity Marketing, Inc. and Donald
            A. Kurz.(1)

10.12       Tax indemnification Agreement, dated October 1, 1993, among Stephen P. Robeck, Donald A. Kurz and Equity Marketing, Inc.(1)

10.13       Reimbursement Agreement, dated October 1, 1993, among Donald A. Kurz, Stephen P. Robeck and
            Equity Marketing, Inc.(1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS OF THE COMPANY

10.14       Form of Director's and Officer's Indemnification Agreement.(4)

10.15       Equity Marketing, Inc. Deferred Compensation Plan.(2)

10.16       Equity Marketing, Inc. Amended and Restated Stock Option Plan.(4)

10.17       Equity Marketing Inc. Non-Employee Director Stock Option Plan.(3)

10.18       Employment agreement dated January 1, 1999 between Equity Marketing, Inc. and Donald A. Kurz.(5)

10.19       Consulting agreement dated January 1, 1999 between Equity Marketing, Inc. and Stephen P. Robeck.(5)

10.20       Amended and Restated Employment agreement dated September 1, 1998 between Equity Marketing, Inc.
            and Joseph F. Morrison.(5)

10.21       Employment Agreement dated April 13, 1998 between Equity Marketing, Inc. and Edward T. Boyd.(5)

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

(3) Previously filed as an exhibit to the Registrant's Statement on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

(4) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.

(5) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated April 16, 1999, which is incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended June 30, 1999, which is incorporated herein by reference.

(7) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended September 30, 1999, which is incorporated herein by reference.

(*) To be filed on a Current Report on Form 8-K