Form 10-K405/A
period 1999-12-31
EQUITY MARKETING INC
filed 2000-05-01
CIK 911151

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                                AMENDMENT NO. 1


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 27, 2000 was $42,484,715.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                                              Number of Shares
                                                                               outstanding on
                                                                               April 27, 2000
                                                                              ----------------
        Common Stock, $0.001 par value......................................      6,281,195

Documents Incorporated by Reference: None

In accordance with instruction G(3) to Form 10-K, the Registrant is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000 to provide information required under Part III thereof.

                             EQUITY MARKETING, INC.

                     INDEX TO ANNUAL REPORT ON FORM 10-K/A
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1999

                              ITEMS IN FORM 10-K/A

                                                                                     Page
                                                                                     ----
Part III

        Item 10. Directors and Executive Officers of the Registrant                    3
        Item 11. Executive Compensation                                                6
        Item 12. Security Ownership of Certain Beneficial Owners and Management       13
        Item 13. Certain Relationships and Related Transactions                       14


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to the executive officers and directors of Equity Marketing, Inc., a Delaware corporation (the "Company").

        NAME                              AGE                     POSITION
        ------------------------------------------------------------------------------------------------
        Donald A. Kurz                     44      Chairman of the Board and Chief Executive Officer
        Kim H. Thomsen                     47      President, Marketing and Interactive Services, Chief
                                                   Creative Officer
        Edward T. Boyd                     45      Senior Vice President, Corporate Operations
        Gaetano A. Mastropasqua            35      Senior Vice President, Client Services
        Leland P. Smith                    36      Senior Vice President, General Counsel and Secretary
        John M. Weems                      45      Senior Vice President, Consumer Products
        Megan E. Wilde                     37      Senior Vice President, Marketing Services
        Teresa P. Covington                36      Vice President, Finance
        Sanford R. Climan                  44      Director
        Lawrence Elins                     52      Director
        Mitchell H. Kurz                   48      Director
        Bruce Raben                        46      Director
        Stephen P. Robeck                  51      Director
        Peter Ackerman                     54      Director
        Jeffrey S. Deutschman              43      Director

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

LELAND P. SMITH joined Equity Marketing in 1998 as Senior Vice President, General Counsel and Secretary. He is responsible for the company's legal, human resources, corporate development and board administration functions. Mr. Smith was previously Assistant General Counsel for Mattel, Inc., and an associate in the corporate department with Riordan & McKinzie. He holds a bachelor's degree from Amherst College and a J.D. and a master's in business administration from the University of Southern California.

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

 PETER ACKERMAN was the Director of Capital Markets at Drexel Burnham Lambert, an investment banking firm, from 1978 to 1989. He has been an Equity Marketing director since March 2000. Since 1989, Dr. Ackerman has been the Managing Director of Rockport Capital, which is the Special Limited Partner of Crown Capital Group. Dr. Ackerman received a Ph.D. from the Fletcher School of Law and Diplomacy where he is the Chairman of the Board of Overseers. In addition, he sits on the Boards of CARE, Colgate University and the Cato Institute and is a member of the Council on Foreign Relations and the Executive Council of the International Institute for Strategic Studies.

JEFFREY S. DEUTSCHMAN has been a Managing Director of Crown Capital Group since 1997. He has been an Equity Marketing director since March 2000. Prior to joining Crown, he was a Partner at Aurora Capital Partners, a leveraged buyout fund, from 1992 through 1995, a Partner at Deutschman, Clayton & Company, an investment firm engaged in management buyout transactions, from 1987 through 1991 and a Principal at Spectrum Group, Inc., which specialized in leveraged acquisitions, from 1981 through 1986. Mr. Deutschman received a B.A. from Columbia University and an MBA from the UCLA Business School. Mr. Deutschman sits on the boards of JPS Industries, Davidson Cotton and Resort Theaters of America. He also serves as the Chief Executive Officer and is a director of ISG Holdings, a company engaged in the consumer sampling and specialty packaging industries.

COMMITTEES OF THE BOARD

    AUDIT COMMITTEE. The Board has an Audit Committee (the "Audit Committee") consisting of Messrs. Climan, Elins and Raben. The Audit Committee reviews the audit and control functions of the Company, the Company's accounting principles, policies and practices and financial reporting, the scope of the audit conducted by the Company's independent auditors, the fees and all non-audit services of the independent auditors and the independent auditors' opinion and letter of comment to management (if any) and management's response thereto. The Audit Committee met three times in 1999.

    COMPENSATION COMMITTEE. The Board has a Compensation Committee (the "Compensation Committee") consisting of Messrs. Climan, Elins and Raben. The Compensation Committee is authorized to review and recommend to the Board the salaries, bonuses and perquisites for the Company's executive officers and to administer the Equity Marketing, Inc. Stock Option Plan (the "Option Plan"). The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans. During 1999, the Compensation Committee met two times.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, its executive officers, and any persons holding more than 10% of the Company's common stock, $.001 par value per share (the "Common Stock"), are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report herein any failure to file by these dates during the fiscal year ended December 31, 1999. All of these filing requirements were satisfied by its directors, officers and 10% holders. In making these statements, the Company has relied on the written representations of its directors, officers and its 10% holders and copies of the reports that they have filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

                   EXECUTIVE COMPENSATION AND RELATED MATTERS

    The following table sets forth the cash compensation (including cash bonuses) paid or accrued by the Company for its fiscal years ended December 31, 1997, 1998 and 1999 to its Chief Executive Officer and its four most highly compensated officers other than the Chief Executive Officer (collectively, the "Named Executive Officers") at December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                               COMPENSATION
                                                                                        --------------------------
                                                                                         SECURITIES
                                                                      OTHER ANNUAL       UNDERLYING       OPTION
                                YEAR     SALARY($)   BONUS($)(1)   COMPENSATION($)(2)      OPTIONS      PAYOUTS($)
                              --------   ---------   -----------   ------------------   -------------   ----------
Donald A. Kurz..............    1999      375,000      300,000             19,200           50,000         --
  Chairman, Chief Executive     1998      315,000       --                 16,095           --             --
    Officer                     1997      300,000       --                 16,920           50,000         --
Joseph F. Morrison..........    1999      275,000       --                 14,000           --             --
  President, Promotions and     1998      164,440       10,000              8,970          296,667         --
    Consumer Products(4)
Kim H. Thomsen..............    1999      250,000      175,000             12,000           25,000         --
  President, Marketing and      1998      210,000      125,000             10,920           25,833         --
    Interactive Services,       1997      200,000       50,000             10,920           25,000         --
    Chief Creative Officer
Edward T. Boyd..............    1999      215,000      125,000             12,000           15,000         --
  Senior Vice President,        1998      150,000       90,000              7,826          112,500         --
    Corporate Operations(5)
Gaetano A. Mastropasqua(6)..    1999      187,500      165,000             12,000           90,000         --
  Senior Vice President,        1998      121,000       50,000              6,000           10,000         --
    Client Services             1997       55,000       --                  3,000           20,000         --


                                  ALL OTHER
                              COMPENSATION($)(3)
                              ------------------
Donald A. Kurz..............        21,924
  Chairman, Chief Executive         21,924
    Officer                         39,362
Joseph F. Morrison..........         --
  President, Promotions and          --
    Consumer Products(4)
Kim H. Thomsen..............         5,000
  President, Marketing and           5,000
    Interactive Services,            4,924
    Chief Creative Officer
Edward T. Boyd..............         5,000
  Senior Vice President,             --
    Corporate Operations(5)
Gaetano A. Mastropasqua(6)..         5,000
  Senior Vice President,             4,235
    Client Services                  --

------------------------------

(1) Amounts were earned in the years indicated. Annual bonuses are generally paid in the first quarter of the following year.

(2) Consists of an automobile allowance unless otherwise indicated.

(3) 1999 amounts consist of: (i) matching payments pursuant to the Company's 401(k) Plan in the following amounts: Mr. Kurz--$5,000;
    Ms. Thomsen--$5,000; Mr. Boyd--$5,000; and Mr. Mastropasqua--$5,000;
    (ii) premiums on term life insurance in the following amounts:
    Mr. Kurz--$6,257; and (iii) loan forgiveness in the following amounts: Mr. Kurz--$10,667.

(4) Mr. Morrison commenced employment in April, 1998. As of December 31, 1999, Mr. Morrison was no longer an officer of the Company.

(5) Mr. Boyd commenced employment in April, 1998. Mr. Boyd received a signing bonus of $50,000.

(6) Mr. Mastropasqua commenced employment in June, 1997.

EMPLOYMENT AGREEMENTS

    Donald A. Kurz has entered into an employment agreement with the Company. The agreement runs from January 1, 1999 through December 31, 2002, subject to earlier termination upon Mr. Kurz's death or disability or termination by the Company For Cause or Other Than For Cause (each as defined in the agreement). The agreement also terminates upon the first anniversary of a Change of Control (as defined in the agreement). Under the agreement, Mr. Kurz is entitled to a base salary of $375,000 per year, subject to upward annual adjustment at the discretion of the Compensation Committee in an amount no less than increases in the Consumer Price Index (as defined in the agreement), a car allowance of $19,200 per year and certain medical, disability and life insurance benefits. Pursuant to the agreement, Mr. Kurz received a grant of 50,000 stock options in January 1999 priced at a 50% premium to fair market value on that date and may receive future stock option grants at the discretion of the Compensation Committee. Mr. Kurz is also entitled to an annual bonus of up to 50% of his base salary based on the attainment of certain corporate earnings goals and, at the discretion of the Compensation Committee, a strategic performance bonus of up to 50% of his base salary after taking into account the Company's long-term prospects and position and the accomplishment of strategic goals devised by Mr. Kurz and the Board of Directors. Upon termination of the employment term, the Company has agreed to retain Mr. Kurz as a consultant for a period of three years, unless the agreement is terminated pursuant to a Change of Control. If the agreement is terminated by reason of death or disability, Mr. Kurz or his estate shall receive his full base salary through the end of the month of his death or disability and a prorated share of any other compensation or benefits required under the agreement. If the agreement is terminated by the Company For Cause, Mr. Kurz's compensation and benefits shall cease as of the date of termination. If the agreement is terminated by the Company Other Than For Cause, Mr. Kurz shall receive his full base salary and any other compensation or benefits required under the agreement through the end of the term of the agreement and double the annual corporate earnings goals bonus he would have been entitled to if he was not terminated. Under the agreement, the Company has agreed to use its best efforts to have Mr. Kurz elected as a director of the Company.

    Joseph F. Morrison has entered into an employment agreement with the Company. The agreement runs from September 1, 1998 through December 31, 2000, subject to earlier termination upon Mr. Morrison's death or disability or termination by the Company For Cause or Other Than For Cause (each as defined in the agreement). The agreement contains provisions restricting Mr. Morrison's ability to compete with the Company through April 24, 2003 and to solicit the Company's employees through April 24, 2003. Under the agreement, Mr. Morrison is entitled to a base salary of $275,000 per year, a car allowance of $14,400 per year and certain medical, disability and life insurance benefits. Pursuant to the agreement, Mr. Morrison received a grant of 100,000 stock options in September 1998. Mr. Morrison is also entitled to an annual bonus of up to 80% of his base salary based on the attainment of certain corporate earnings goals and business group earnings goals. If the agreement is terminated by reason of death or disability, Mr. Morrison or his estate shall receive his full base salary through the end of the month of his death or disability and a prorated share of his annual bonus as determined under the agreement. If the agreement is terminated by the Company For Cause, Mr. Morrison's compensation and benefits shall cease as of the date of termination. If the agreement is terminated by the end of the employment term, Mr. Morrison's compensation and benefits shall cease as of the date of termination, but he shall be entitled to payment of his annual bonus through the end of the calendar year in which his employment terminates subject to proration if applicable. If the agreement is terminated by the Company Other Than For Cause, Mr. Morrison shall receive his full base salary and any other compensation or benefits required under the agreement through the end of the term of the agreement. Effective December 31, 1999, Mr. Morrison's employment agreement was terminated by the Company Other Than For Cause, and Mr. Morrison is no longer an officer of the Company.

    Effective January 1, 2000, Mr. Morrison entered into a Consulting Agreement with the Company. The agreement runs from January 1, 2000 through December 31, 2000 (the "Consulting Period"), subject to earlier termination upon Mr. Morrison's death or disability or upon breach by Mr. Morrison of certain provisions incorporated by reference from his employment agreement. Under the consulting agreement, Mr. Morrison is entitled to receive during the Consulting Period the severance compensation mandated by his employment agreement as described above upon termination by the Company Other Than For Cause. The provisions of Mr. Morrison's employment agreement that restrict his ability to compete with the Company and to solicit the Company's employees are also incorporated by reference into his consulting agreement.

    Edward T. Boyd has entered into an employment agreement with the Company. The agreement runs from April 13, 1998 through April 12, 2000, subject to earlier termination upon Mr. Boyd's death or disability or termination by the Company For Cause or Other Than For Cause (each as defined in the agreement). Following April 12, 2000, Mr. Boyd's employment with the Company may continue on an "at will basis" subject to termination by him upon 30 days prior written notice to the Company. The agreement contains provisions restricting Mr. Boyd's ability to solicit the Company's employees through the second anniversary of the agreement's termination. Under the agreement, Mr. Boyd is entitled to a base salary of $200,000 per year, a car allowance of $12,000 per year and certain medical, disability and life insurance benefits. Pursuant to the agreement, Mr. Boyd received a grant of 75,000 stock options in April 1998. Mr. Boyd is also entitled to an annual bonus of up to 60% of his base salary based on the attainment of certain corporate earnings goals and business group earnings goals. Pursuant to the agreement, Mr. Boyd received a signing bonus of $50,000 in April 1998 which is refundable to the Company in the event he is terminated For Cause on or prior to April 13, 1999. If the agreement is terminated by reason of death or disability, Mr. Boyd or his estate shall receive his full base salary through the end of the month of his death or disability and a prorated share of his annual bonus as determined under the agreement. If the agreement is terminated by the Company For Cause, Mr. Boyd's compensation and benefits shall cease as of the date of termination. If the agreement is terminated by the end of the employment term, Mr. Boyd's compensation and benefits shall cease as of the date of termination. If the agreement is terminated by the Company Other Than For Cause, Mr. Boyd shall receive his full base salary and other benefits required under the agreement through the end of the term of the agreement, and he shall be entitled to payment of his annual bonus through the end of the calendar year in which his employment terminates.

STOCK OPTIONS

    The following table sets forth information with respect to grants of options to purchase Common Stock under the Option Plan to the Named Executive Officers during the fiscal year ended December 31, 1999.

                             OPTION GRANTS IN 1999

                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                 NUMBER OF      % OF TOTAL                              ANNUAL RATE OF STOCK
                                 SECURITIES      OPTIONS                                  APPRECIATION FOR
                                 UNDERLYING     GRANTED TO     EXERCISE                  OPTION TERM($)(2)
                                  OPTIONS       EMPLOYEES        PRICE     EXPIRATION   --------------------
NAME                             GRANTED(#)   IN FISCAL YEAR   ($/SH)(1)      DATE         5%         10%
----                             ----------   --------------   ---------   ----------   ---------   --------
Donald A. Kurz.................    50,000(3)        10.4%        12.38        2009        251,995   587,256
Joseph F. Morrison.............         0           --            --          --            --         --
Kim H. Thomsen.................    25,000(4)         5.2%        11.00        2009        111,953   260,897
Edward T. Boyd.................    15,000(4)         3.1%         8.44        2009         79,617   201,767
Gaetano A. Mastropasqua........    35,000(4)         7.2%         8.44        2009        185,774   470,791
                                   55,000(4)        11.4%        11.00        2009        380,478   964,213


------------------------------

(1) Unless otherwise indicated, the exercise price was market value of the Common Stock on the date of grant.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent upon other factors, including the future performance of the Common Stock and overall stock market conditions.

(3) Options were granted at 150% of fair market value on the date of grant and vest in four equal annual installments commencing on the first anniversary of the date of grant.

(4) Options vest in four equal annual installments commencing on the first anniversary of the date of grant.

    The following table sets forth with respect to the Named Executive Officers information with respect to options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of Common Stock.

AGGREGATED OPTION EXERCISES DURING FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES


                                                           NUMBER OF SECURITIES
                                                                UNDERLYING                     VALUE OF UNEXERCISED
                              SHARES                      UNEXERCISED OPTIONS AT               IN THE MONEY OPTIONS
                             ACQUIRED      VALUE             DECEMBER 31, 1999                AT DECEMBER 31, 1999(1)
                                ON        REALIZED   ---------------------------------   ---------------------------------
NAME                        EXERCISE(#)     ($)      EXERCISABLE(#)   UNEXERCISABLE(#)   EXERCISABLE($)   UNEXERCISABLE($)
----                        -----------   --------   --------------   ----------------   --------------   ----------------
Donald A. Kurz............       0           0           26,667            73,333                   0                0
Joseph F. Morrison........       0           0           42,223            54,444             227,160          292,909
Kim H. Thomsen............       0           0           92,211            31,832           1,021,743           83,756
Edward T. Boyd............       0           0            7,500            45,000              40,350          228,000
Gaetano A. Mastropasqua...       0           0            6,668            93,332              35,874          276,726

------------------------------

(1) Represents the difference between the last reported sale price of the Common Stock on December 31, 1999 and the exercise price of the option multiplied by the applicable number of shares.

DIRECTOR COMPENSATION

    STANDARD COMPENSATION. Directors who are not employees of the Company or its subsidiaries ("non-employee directors") receive $20,000 per year. Directors who are employees of the Company or its subsidiaries serve as directors without compensation. Pursuant to the Certificate of Incorporation of the Company and the Certificate of Designation of the Series A senior cumulative participating convertible preferred stock, $.001 par value per share, of the Company (the "Series A Stock"), the holders of the Series A Stock, voting as a separate class, shall be entitled to elect two directors of the Company (the "Series A Directors"). The Series A Directors also serve without compensation; provided, however, that the Company has agreed to make available and issue each such Series A Director options to purchase equity securities of the Company on the same terms and conditions as are then available to the Company's other non-employee directors commencing in April, 2003.

    STOCK OPTIONS. Non-employee directors receive additional compensation in the form of stock options granted automatically under the Equity Marketing, Inc. Non-Employee Director Stock Option Plan (the "Director Plan"). Each non-employee director automatically receives an option to purchase 35,000 shares of Common Stock upon the date such non-employee director first joins the Board of Directors, such options vesting six months after the date of grant, and options to purchase 30,000 shares of Common Stock the first time such non-employee director is elected to the Board of Directors by the stockholders and each third time thereafter such non-employee director is elected to the Board of Directors by the stockholders, such options vesting in three equal installments on each of the first, second and third anniversary of the date of grant. If a non-employee director first joins the Board of Directors upon election by the stockholders, such non-employee director receives both grants of options on the same date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee of the Board of Directors are Messrs. Climan, Elins and Raben. No member of the Board of Directors or the Compensation Committee has any interlocking relationship with any other corporation that requires disclosure under this heading.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    The following Report of the Compensation Committee on Executive
Compensation and the Performance Graph shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulations 14A or 14C of the Commission or the liabilities of Section 18 of the Exchange Act. Such Report and Performance Graph shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, notwithstanding any general incorporation by reference of this Proxy Statement into any other document.

    GENERAL. The Compensation Committee has the responsibility to determine and administer the Company's executive compensation programs and make appropriate recommendations concerning matters of executive compensation. In evaluating the performance of members of management, the Compensation Committee consults with the chief executive officer except when reviewing the chief executive officer's performance, in which case it meets independently. The Committee reviews with the Board in detail all aspects of compensation for the senior executives, including the Named Executive Officers. The Committee met two times in 1999. Set forth below are the principal factors underlying the Committee's philosophy used in setting compensation for fiscal 1999.

    COMPENSATION PHILOSOPHY. At the direction of the Board of Directors, the Compensation Committee endeavors to ensure that the compensation programs for executive officers of the Company are competitive and consistent in order to attract and retain key executives critical to the Company's long-term success. The Compensation Committee believes that the Company's overall financial performance should be an important factor in the total compensation of executive officers. At the executive officer level, the Compensation Committee has a policy that a significant proportion of potential total compensation should consist of variable, performance-based components, such as stock options and bonuses, which can increase or decrease to reflect changes in corporate and individual performance. These incentive compensation programs are intended to reinforce management's commitment to the enhancement of profitability and stockholder value.

    The Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for the Company's chief executive officers and other executive officers. In implementing the Company's executive compensation objectives, the Compensation Committee has designed an executive compensation program consisting of base salary, annual incentive compensation, stock options and other employment benefits.

    The Compensation Committee seeks to maintain levels of compensation that are competitive with similar companies in the Company's industry. To that end, the Compensation Committee reviews proxy data and other compensation data relating to companies within the Company's industry. In addition, from time to time, the Compensation Committee also receives assessments and advice regarding the Company's compensation practices from independent compensation consultants.

    BASE SALARY. Base salary represents the fixed component of the executive compensation program. The Company's philosophy regarding base salaries is to maintain salaries for the aggregate group of executive officers at approximately the competitive industry average. Periodic increases in base salary relate to individual contributions evaluated against established objectives and the industry's annual competitive pay practices.

    ANNUAL INCENTIVE COMPENSATION. The Company's executive officers are eligible for annual incentive compensation consisting primarily of cash bonuses based on the attainment of corporate earnings goals, as well as divisional and individual performance objectives. While performance against financial objectives is the primary measurement for executive officers' annual incentive compensation, non-financial performance also affects bonus pay. The Compensation Committee considers such corporate performance measures as net income, earnings per common and common equivalent share, return on average common stockholders' equity, gross margin, sales growth and expense and asset management in making bonus decisions. The Compensation Committee also appreciates the importance of achievements that may be difficult to quantify, and accordingly recognizes qualitative factors, such as successful supervision of major corporate projects, demonstrated leadership ability and contributions to industry and community development. The amount of each annual incentive award is recommended for approval by management and approved by the Compensation Committee.

    In 1999, the Company reported record sales and earnings. Based on the attainment of corporate, divisional and individual performance objectives, cash bonuses were awarded to the Named Executive Officers in the following amounts:
Mr. Kurz--$300,000; Mr. Morrison--$0; Ms. Thomsen--$175,000;
Mr. Boyd--$125,000; and Mr. Mastropasqua--$165,000.

    STOCK OPTIONS. The Compensation Committee strongly believes that the compensation program should provide employees with an opportunity to increase their equity ownership and potentially gain financially from Company stock price increases. By this approach, the best interests of stockholders, executives and employees will be closely aligned. Therefore, executives and other key employees are eligible to receive stock options, giving them the right to purchase shares of Common Stock of the Company at a specified price in the future. The Compensation Committee believes that the use of stock options as the basis for long-term incentive compensation meets the Compensation Committee's compensation strategy and business needs of the Company by achieving increased value for stockholders and retaining key employees.

    In 1999, the Company granted options to purchase shares of the Company's Common Stock to the Named Executive Officers in the following amounts: Mr. Kurz--50,000; Mr. Morrison--0; Ms. Thomsen--25,000; Mr. Boyd--15,000; and Mr.
Mastropasqua--90,000.

    OTHER EMPLOYMENT BENEFITS. The Company provides health and welfare benefits to executives and employees similar to those provided by other companies in the Company's industry. The Company also provides a 401(k) plan in which all employees are eligible and maintains a supplemental deferred compensation plan for certain executive officers and a restricted stock plan for certain employees who are not executive officers. Certain executives are also eligible for a monthly car allowance.

    INTERNAL REVENUE CODE SECTION 162(M). To the extent readily determinable and as one of the factors in its consideration of compensation matters, the Compensation Committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits. Some types of compensation payments and their deductibility depend upon the timing of an executive's vesting or exercise of previously granted rights. Further, interpretations of and changes in the tax laws and other factors beyond the Compensation Committee's control also affect the deductibility of compensation. For these and other reasons, the Compensation Committee will not necessarily limit executive compensation to that deductible under Section 162(m) of the Internal Revenue Code. The Compensation Committee will consider various alternatives to preserve the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

    CHIEF EXECUTIVE OFFICER COMPENSATION. The Compensation Committee is responsible for evaluating and establishing the compensation paid to Donald A. Kurz, the Company's chief executive officer. The 1999 base salary for Mr. Kurz was based upon the employment agreement between Mr. Kurz and the Company dated as of January 1, 1999. In evaluating the incentive compensation to be paid to Mr. Kurz, the

Compensation Committee applied the principles and procedures for evaluating performance against corporate and individual objectives outlined above. In 1999, the Company reported record sales and earnings. Based on these results, the Compensation Committee awarded Mr. Kurz a bonus of $300,000 for the year ended December 31, 1999. In addition, Mr. Kurz received options to purchase 50,000 shares of Common Stock in 1999 at an exercise price equal to 150% of fair market value on the date of grant.

                                          COMPENSATION COMMITTEE

                                          Lawrence Elins, Chairman
                                          Sanford R. Climan
                                          Bruce Raben

                               PERFORMANCE GRAPH

    Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Common Stock against the cumulative total return of the Standard & Poors 500 Index ("S&P 500 Index"), and the Russell 2000 Index ("Russell 2000 Index") for the period commencing January 1, 1995 and ended December 31, 1999. The data represented below assumes $100 invested in each of the Common Stock, the S&P 500 Index and the Russell 2000 Index on January 1, 1995. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or under the Exchange Act except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC


Comparison of cumulative return among the Company, the S&P 500 Index and the Russell 2000 Index.


           EQUITY MARKETING  S&P 500    RUSSELL 2000
1/95            $100.00      $100.00       $100.00
12/95           $263.16      $134.16       $127.80
12/96           $389.47      $161.34       $146.66
12/97           $526.32      $211.37       $176.76
12/98           $173.68      $267.74       $170.67
12/99           $271.16      $320.02       $204.15

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as to the shares of Common
Stock and shares of Series A Stock owned as of April 15, 2000 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock and Series A Stock; (ii) each director and nominee for director;
(iii) each Named Executive Officer; and (iv) all directors and nominees and executive officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock and Series A Stock shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the address of each person shown is c/o Equity Marketing, Inc., 6330 San Vicente Blvd., Los Angeles, California 90048.

                                                         COMMON STOCK              SERIES A STOCK
                                                    -----------------------   ------------------------
                                                       AMOUNT      PERCENT       AMOUNT
                                                    BENEFICIALLY   OF CLASS   BENEFICIALLY   PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNED (1)       (1)       OWNED (1)     CLASS (1)
------------------------------------                ------------   --------   ------------   ----------
Crown EMAK Partners, LLC (2)......................   2,611,580       29.5%       25,000         100%
Peter Ackerman (2)................................   2,611,580       29.5%       25,000         100%
Donald A. Kurz (3)................................   1,588,970       25.2%
Stephen P. Robeck (3).............................   1,047,380       16.7%
Baron Capital (4).................................     350,000        5.6%
Bruce Raben (3)...................................     207,000        3.2%
Mitchell H. Kurz (3)..............................     121,600        1.9%
Lawrence Elins (3)................................     118,334        1.9%
Kim H. Thomsen (3)................................     100,319        1.6%
Sanford R. Climan (3).............................      85,800        1.4%
Joseph F. Morrison (3)............................      58,223          *
Gaetano A. Mastropasqua (3).......................      35,197          *
Edward T. Boyd (3)................................      21,015          *
Jeffrey S. Deutschman (2).........................           0          *
Executive Officers and Directors as a Group
  (16 persons)(2)(5)..............................   6,052,543       63.5%       25,000         100%

------------------------------

*   Less than one percent.

(1) In accordance with Rule 13d-3(d)(1)(i) of the Exchange Act, shares beneficially owned at any date include shares issuable upon the exercise of options, warrants, rights or conversion privileges within 60 days of the that date. For the purpose of computing the percentage of outstanding shares beneficially owned by a particular person, any securities not outstanding which are subject to options, warrants, rights or conversion privileges exercisable by that person within 60 days of April 15, 2000 have been deemed to be outstanding, but have not been deemed outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

(2) As reported on a Schedule 13D dated April 10, 2000 and filed with the Commission by Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), Peter Ackerman, Joanne Leedom-Ackerman (together with Peter Ackerman, the "Ackermans"), Perry A. Lerner ("Lerner"), Somerville S Trust, a revocable trust organized in California (the "Trust"), Santa Monica Pictures, LLC, a Delaware limited liability company ("SMP"), and Somerville, LLC, a Delaware limited liability company ("Somerville", collectively with the Ackermans, Lerner, the Trust and SMP, the "Crown Parties"). Mr. Deutschman is the manager of Crown. The address of Mr. Deutschman and Crown is 660 Madison Avenue, 15th Floor, New York, New York 10021. The address of the Ackermans, Lerner, the Trust, SMP and Somerville is 700 Eleventh Street N.W., Washington, DC 20001. The Trust controls SMP. SMP controls Somerville, which in turn controls Crown. Mr. Lerner is the trustee of the Trust and in his capacity as trustee may be deemed to have shared power to vote or direct the vote, and to dispose or to direct the disposition of the shares of Series A Stock. The Ackermans may be deemed to have shared power to vote or direct the vote, and to dispose or direct the disposition of the shares of Series A Stock through the power to revoke the Trust.

    On March 29, 2000, Crown paid $11.9 million to the Company in exchange for 11,900 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. Contingent upon the completion of certain conditions (the "Second Closing"), Crown will pay an additional $13.1 million to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company will grant to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. As of the date hereof, each share of Series A Stock is currently convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in the aggregate following the Second Closing. As of the date hereof, each share of Series B Stock and Series C Stock is currently convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in the aggregate following the Second Closing.

(3) Includes shares of Common Stock which the following officers and directors have the right to acquire by exercise of options within 60 days following April 15, 2000: D. Kurz, 44,167; Robeck, 31,667; Raben, 130,000; M. Kurz,
    45,000; Elins, 98,334; Thomsen, 98,461; Climan, 65,000; Morrison, 52,223;
    Mastropasqua, 30,834; and Boyd, 18,750.

(4) As reported on a Schedule 13G dated January 28, 2000 and filed with the Commission by Baron Capital. The address of Baron Capital is 767 Fifth Avenue, New York, NY 10153.

(5) The amount stated includes an aggregate of 615,936 shares of Common Stock which may be acquired upon the exercise of options within 60 days following April 15, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Donald A. Kurz, Chairman of the Board and Chief Executive Officer of the Company, is indebted to the Company pursuant to promissory notes dated
September 27, 1991 in an aggregate original principal amount of $106,667 bearing interest at an annual rate of 8.41%. These notes were issued in connection with the purchase of Common Stock by Mr. Kurz from the Company. The notes are subject to a Loan Forgiveness Agreement dated September 27, 1991 pursuant to which the notes are being forgiven at 10% per year, provided that Mr. Kurz remains employed with the Company. The highest amount of principal and interest outstanding under these notes during 1999 was $32,000. At December 31, 1999, the outstanding balance of principal and interest on the notes was approximately $21,000.

    Stephen P. Robeck, formerly Chairman of the Board and Co-Chief Executive Officer, has entered into a consulting agreement with the Company. The agreement runs from January 1, 1999 through December 31, 2001, subject to earlier termination upon Mr. Robeck's death or disability or termination by the Company For Cause or Other Than For Cause (each as defined in the agreement). The agreement provides that Mr. Robeck will serve as a financial and business consultant to the Company and be available to fulfill his obligations thereunder no less than twenty (20) hours per month. The agreement contains provisions restricting Mr. Robeck's ability to compete with the Company while providing services as a consultant and to solicit the Company's employees through the first anniversary of the end of the consulting period. Under the agreement, Mr. Robeck receives a consulting fee of $210,000 per year, a car allowance of $18,000 per year and certain medical, disability and life insurance benefits. He is also entitled to reimbursement of certain business-related expenses incurred for all reasonable travel and out-of-pocket expenses incurred in the performance of his services as a consultant. If the agreement is terminated by reason of death or disability, Mr. Robeck or his estate shall receive his full consulting fee through the end of the month of his death or disability and a prorated share of any other compensation or benefits required under the agreement. If the agreement is terminated by the Company For Cause, Mr. Robeck's compensation and benefits shall cease as of the date of termination. If the agreement is terminated by the Company Other Than For Cause, Mr. Robeck shall receive his full consulting fee and any other compensation or benefits required under the agreement through the end of the term of the agreement. Under the agreement, the Company has agreed to use its best efforts to have Mr. Robeck elected as a director of the Company.

    On December 9, 1999, the Company purchased in a private transaction from a trust controlled by Mr. Robeck 50,000 shares of Common Stock at a price of $17.208 per share, or $860,400 in the aggregate.

    On March 29, 2000, Crown paid $11.9 million to the Company in exchange for 11,900 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year Warrants to purchase 5,712 shares of Series B Stock at an exercise price of $1,000 per share, and 1,428 shares of Series C Stock at an exercise price of $1,000 per share. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. Contingent upon the completion of certain conditions, Crown will pay an additional $13.1 million to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company will grant to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1.25 million, paid in equal quarterly installments of $62,500 commencing on June 30, 2000 and ending on March 31, 2005. Jeffrey S. Deutschman, a director of the Company, is the manager of Crown. Peter Ackerman, a director of the Company, may be deemed to have shared power to vote or direct the vote, and to dispose or direct the disposition of the shares of Series A Stock owned by Crown.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO FORM 10-K ON FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES AND STATE OF CALIFORNIA ON THE 28TH DAY OF APRIL, 2000.


                                            EQUITY MARKETING, INC.



                                            By: /s/ Leland P. Smith
                                               ---------------------------------
                                                Leland P. Smith
                                                Senior Vice President,
                                                General Counsel and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            *                           Chairman of the Board and Chief         April 28, 2000
-----------------------------           Executive Officer
Donald A. Kurz                          (Principal Executive Officer)


            *                           Vice President, Finance                 April 28, 2000
-----------------------------           (Principal Financial and
Teresa P. Covington                     Accounting Officer)


            *                           Director                                April 28, 2000
-----------------------------
Sanford R. Climan


            *                           Director                                April 28, 2000
-----------------------------
Lawrence Elins


            *                           Director                                April 28, 2000
-----------------------------
Bruce Raben


            *                           Director                                April 28, 2000
-----------------------------
Stephen P. Robeck

            *                           Director                                April 28, 2000
-----------------------------
Mitchell H. Kurz

* By: /s/ Leland P. Smith
      -----------------------
      Leland P. Smith
      Senior Vice President, General Counsel and Secretary