Form 10-Q
period 2000-03-31
EQUITY MARKETING INC
filed 2000-05-15
CIK 911151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

Common Stock, $.001 Par Value, 6,290,612 shares as of May 10, 2000.

                             EQUITY MARKETING, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        THREE MONTHS ENDED MARCH 31, 2000



                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                          3

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            18

         Item 6. Exhibits and Reports on Form 8-K                             18

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS



                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                 (IN THOUSANDS)

                                                                        DECEMBER 31,  MARCH 31,
                                                                            1999        2000
                                                                        ------------  ---------
                                                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 7,131      $ 1,169
  Accounts receivable (net of allowances of $5,370 and
    $4,004 as of December 31, 1999 and March 31, 2000, respectively)       37,385       26,883
  Note receivable, current portion                                          5,024        7,780
  Inventory                                                                 8,742       21,326
  Prepaid expenses and other current assets                                 5,696        6,323
                                                                          -------      -------
        Total current assets                                               63,978       63,481
FIXED ASSETS, net                                                           4,907        4,667
INTANGIBLE ASSETS, net                                                     21,846       21,892
NOTE RECEIVABLE, long-term portion                                          5,491        6,311
OTHER ASSETS                                                                1,022          956
                                                                          -------      -------
        Total assets                                                      $97,244      $97,307
                                                                          =======      =======


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     DECEMBER 31,     MARCH 31,
                                                                         1999           2000
                                                                     ------------     --------
                                                                                     (UNAUDITED)
CURRENT LIABILITIES:
  Short-term debt                                                      $ 12,500       $  4,500
  Accounts payable                                                       21,726         24,516
  Accrued liabilities                                                    18,707         11,818
                                                                       --------       --------
        Total current liabilities                                        52,933         40,834
LONG-TERM LIABILITIES                                                     2,286          2,214
                                                                       --------       --------
        Total liabilities                                                55,219         43,048
                                                                       --------       --------

COMMITMENTS AND CONTINGENCIES

Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value, 11,900 issued and outstanding, stated at liquidation preference of $1,000 per
  share ($11,900), net of issuance costs                                     --         10,346
                                                                       --------       --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000
    shares authorized, 11,900 Series A issued and outstanding                --             --
  Common stock, par value $.001 per share, 20,000,000
    shares authorized, 6,220,100 and 6,281,435 shares outstanding
    as of December 31, 1999 and March 31, 2000, respectively                 --             --
  Additional paid-in capital                                             15,942         16,522
  Retained earnings                                                      28,477         29,766
                                                                       --------       --------
                                                                         44,419         46,288
Less--
  Treasury stock, 1,921,299 shares, at cost, as of
    December 31, 1999 and March 31, 2000, respectively                   (2,129)        (2,129)
  Stock subscription receivable                                             (21)           (21)
  Unearned compensation                                                    (244)          (225)
                                                                       --------       --------
        Total stockholders' equity                                       42,025         43,913
                                                                       --------       --------
        Total liabilities and stockholders' equity                     $ 97,244       $ 97,307
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

                             EQUITY MARKETING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ----------------------------
                                                                          1999              2000
                                                                       -----------       ----------
REVENUES                                                               $    27,457       $   43,477
COST OF SALES                                                               20,545           33,203
                                                                       -----------       ----------
        Gross profit                                                         6,912           10,274
                                                                       -----------       ----------
OPERATING EXPENSES:
  Salaries, wages and benefits                                               3,471            3,401
  Selling, general and administrative                                        3,660            4,819
                                                                       -----------       ----------
        Total operating expenses                                             7,131            8,220
                                                                       -----------       ----------
        Income (loss) from operations                                         (219)           2,054
INTEREST INCOME (EXPENSE), net                                                (222)              85
                                                                       -----------       ----------
        Income (loss) before provision (benefit) for income taxes             (441)           2,139
PROVISION (BENEFIT) FOR INCOME TAXES                                          (176)             845
                                                                       -----------       ----------
        Net income (loss)                                                     (265)           1,294
                                                                       ===========       ==========

NET INCOME (LOSS)                                                      $      (265)      $    1,294
PREFERRED STOCK DIVIDENDS                                                       --                6
                                                                       -----------       ----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                            (265)           1,288
                                                                       ===========       ==========

BASIC NET INCOME (LOSS) PER SHARE                                      $     (0.04)      $     0.21
                                                                       ===========       ==========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                6,210,497        6,236,718
                                                                       ===========       ==========

DILUTED NET INCOME (LOSS) PER SHARE                                    $     (0.04)      $     0.20
                                                                       ===========       ==========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                              6,210,497        6,473,471
                                                                       ===========       ==========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          -----------------------
                                                                            1999           2000
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $   (265)      $  1,294
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                           681            659
       Provision for doubtful accounts                                          52            557
       Tax benefit from exercise of stock options                               32            102
       Issuance of treasury stock to 401(k) Tax Deferred Saving Plan            74             --
       Changes in operating assets and liabilities:
         Increase (decrease) in cash and cash equivalents:
           Accounts receivable                                              35,768          9,945
           Note receivable                                                      --         (3,576)
           Inventory                                                         7,657        (12,584)
           Prepaid expenses and other current assets                           804           (627)
           Other assets                                                       (121)            66
           Accounts payable                                                (14,837)         2,790
           Accrued liabilities                                             (11,018)        (8,248)
           Long-term liabilities                                                24            (72)
                                                                          --------       --------
        Net cash provided by (used in) operating activities                 18,851         (9,694)
                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                               (103)          (137)
      Proceeds from sale of fixed assets                                        --             21
      Payment for purchase of Contract Marketing, Inc. and
        U.S. Import and Promotions Co.                                          --           (349)
                                                                          --------       --------
        Net cash used in investing activities                                 (103)          (465)
                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments on line of credit                                         (25,000)        (8,000)
      Proceeds from issuance of preferred stock and warrants
        including $1,353 of accrued offering costs not yet paid                 --         11,772
      Proceeds from exercise of stock options                                   20            425
                                                                          --------       --------
        Net cash provided by (used in) financing activities                (24,980)         4,197
                                                                          --------       --------
        Net decrease in cash and cash equivalents                           (6,232)        (5,962)
CASH AND CASH EQUIVALENTS, beginning of period                               7,250          7,131
                                                                          --------       --------
CASH AND CASH EQUIVALENTS, end of period                                  $  1,018       $  1,169
                                                                          ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
    Interest                                                              $    269       $    238
                                                                          ========       ========
    Income taxes                                                          $     --       $  2,721
                                                                          ========       ========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


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

In July 1998, the Company acquired substantially all of the assets of Contract Marketing, Inc. ("CMI"), a Massachusetts corporation, and U.S. Import and Promotions Co. ("USI"), a Florida corporation, (CMI and USI are collectively referred to herein as "USI"). USI focuses primarily on promotions for oil and gas and other retailers. The Company intends to continue to use the acquired assets for this purpose. The primary operations of USI are located in West Boylston, Massachusetts and St. Augustine, Florida. In March 2000, the Company paid $349 to the former stockholders of USI as additional cash consideration related to the Company's purchase of USI. This amount was allocated to Goodwill.


NOTE 2  --  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


NET INCOME PER SHARE

Basic net income (loss) per share ("EPS") is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Net income (loss) available to common stockholders represent reported net (loss) income less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and includes the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and warrants and the assumed conversion of preferred stock has an antidilutive effect. As a result, stock options and warrants are excluded from the weighted average shares outstanding of 6,210,497 used in the calculation of diluted loss per share for the three months ended March 31, 1999. The impact of including unexercised dilutive options and warrants (assuming net income) would have been to increase weighted average shares outstanding by 78,028 for the three months ended March 31, 1999. For the three months ended March 31, 2000, the impact of including dilutive options and warrants was to increase the weighted average number of shares outstanding by 236,753. Options and warrants to purchase 1,337,295 and 1,317,666 shares of common stock, $.001 par value per share (the "Common Stock"), as of March 31, 1999, and 2000, respectively were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended March 31, 2000, the preferred stock that was convertible into the weighted average of 26,892 shares of Common Stock was not included in computation of diluted EPS as it would have been anti-dilutive.

INVENTORY

Inventory consists of production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and purchased finished goods held for sale to customers and purchased finished goods in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1999 and March 31, 2000, inventory consisted of the following:

                                                   DECEMBER 31,         MARCH 31,
                                                       1999                2000
                                                   ------------         ---------
Production-in-process                                $ 1,088             $ 3,395
Finished goods                                         7,654              17,931
                                                     -------             -------
                                                     $ 8,742             $21,326
                                                     =======             =======


NOTE 3  --  SHORT-TERM DEBT

At December 31, 1999 and March 31, 2000, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. The agreement, as amended on March 13, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus 3.00 percent or a variable rate equivalent to the lead bank's reference rate plus .50 percent. The Company is also required to pay an unused line fee of .50 percent per annum and certain letter of credit fees. The Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of March 31, 2000, the Company was in compliance with these requirements.

As of December 31, 1999 and March 31, 2000 there was $12,500 and $4,500, respectively, outstanding under the Credit Agreement. Letters of credit amounts outstanding as of December 31, 1999 and March 31, 2000 was $401.

NOTE 4  --  RESTRUCTURING RESERVE

On December 21, 1998, the Company announced its decision to exit the event-based-license consumer products business along with its retail pin business. In connection with this decision, the Company recorded a restructuring charge of $4,121 in 1998. The restructuring charge includes a provision for projected minimum royalty guarantee shortfalls associated with long-term licenses which the Company has decided to discontinue, severance for workforce reductions of 30 employees, a provision for outstanding inventory purchase commitments on purchase orders the Company cancelled, and a provision for costs associated with the planned closure of the Company's warehouse facility. Details of the restructuring charge are as follows:

                                                                                             Utilized Three
                                            Original  Utilized  Utilized  Reversed  Charged   Months Ended    To Be
                                             Charge     1998      1999      1999      1999   March 31, 2000  Utilized
---------------------------------------------------------------------------------------------------------------------
Provision for projected minimum royalty
    guarantee shortfalls                     $2,187    $   --   $   (267)  $ (641)    $ --       $(1,062)     $  217
Employee severance and termination benefits     738      (127)      (648)      --       37            --          --
Outstanding inventory purchase commitments      800        --       (716)      --       --            --          84
Lease commitment for warehouse facility         396        --        (31)      --       --           (22)        343
---------------------------------------------------------------------------------------------------------------------
                                             $4,121    $ (127)  $ (1,662)  $ (641)    $ 37       $(1,084)     $  644
=====================================================================================================================


NOTE 5 -  MANDATORY REDEEMABLE PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), invested $11.9 million in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series A Stock") with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. Contingent upon the completion of certain conditions (the "Second Closing"), Crown will pay an additional $13.1 million to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company will grant to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. As of the date hereof, each share of Series A Stock is currently convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in the aggregate following the Second Closing. As of the date hereof, each share of Series B Stock and Series C Stock is currently convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in the aggregate following the Second Closing. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1.25 million, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, Crown, as holder of the preferred stock, will be entitled to payment out of the assets of the Company available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the "Liquidation Preference") plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders.

The Series A Stock, Series B Stock and Series C Stock are subject to mandatory redemption at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control of the Company occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash.

Crown currently holds 100% of the outstanding shares of Series A Stock, and consequently, has designated two individuals to the Board of Directors of the Company.

The Series A Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1.6 million and include an accrual of approximately $1 million for the present value of the commitment fee discussed above. The Warrants issued on March 29, 2000 have been valued at approximately $1.4 million and are recorded with the Series A Stock in the accompanying condensed consolidated balance sheet.


NOTE 6  -  LEGAL PROCEEDINGS

On December 27, 1999, Burger King Corporation ("Burger King") announced that in cooperation with the Consumer Product Safety Commission ("CPSC") it would conduct a voluntary recall of Pokemon(TM) balls included with Burger King kids meals. The recall resulted primarily from the death of a 13 month old child in Sonora, California on December 11, 1999. The child reportedly suffocated when one half of a Pokemon(TM) ball covered her nose and mouth. In announcing the recall, Burger King stated that the balls may pose a suffocation hazard to children under three years of age. Burger King further stated that consumers should immediately take the balls away from children under the age of three and either discard the balls or return them to a Burger King restaurant in exchange for a free small order of french fries. Subsequent to the announcement of the recall, on January 25, 2000, a 4 month old child in Indianapolis, Indiana also reportedly suffocated when one half of a Pokemon(TM) ball covered his nose and mouth.

The Company designed and manufactured 151 trading cards and 57 gift-with-purchase products based on Pokemon(TM) for Burger King. The Company believes that these products met or exceeded federal safety guidelines and underwent rigorous safety testing by an independent, third party laboratory during and after production.

On May 4, 2000, a lawsuit entitled Estate of Kira Alexis Murphy, Madelyne Ariana Alto, Netanya Noel Alto and Jill Ann Alto v. Burger King Corporation, Fast Food Enterprise of California, Inc., Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. B C229358, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by plaintiffs who allege that the Pokemon(TM) ball caused the death of Kira Alexis Murphy. The lawsuit asserts causes of action for product liability, breach of warranty, wrongful death and negligent infliction of emotional distress, and seeks an unspecified amount of damages and attorneys fees.

The Company may be contractually required to indemnify Burger King and its franchisees for the expenses and damages, if any, incurred in connection with this lawsuit. Burger King has not yet requested indemnification for such expenses and damages, if any. While the Company believes this lawsuit is without merit and intends to defend it vigorously, it may, regardless of the outcome, result in substantial expenses and damages to the Company and may significantly divert the attention of the Company's management. There can be no assurance that the Company will be able to achieve a favorable settlement of this lawsuit or obtain a favorable resolution of such lawsuit if it is not settled. An unfavorable resolution of this lawsuit or prolonged litigation, the costs of which may be substantial, could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 7  -  SEGMENTS

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

Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include accounts receivable, note receivable, inventory, goodwill and the Headliners(R) trademark. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.


INDUSTRY SEGMENTS

                                                  AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                  ---------------------------------------------------
                                                                 CONSUMER
                                                  PROMOTIONS     PRODUCTS   CORPORATE          TOTAL
-----------------------------------------------------------------------------------------------------
      Total revenues                                $24,319      $ 3,138      $     --       $ 27,457
=====================================================================================================

      Income (loss) before provision (benefit)
        for income taxes                            $ 4,196      $   (27)     $ (4,610)      $   (441)
      Provision (benefit) for income taxes            1,678          (11)       (1,843)          (176)
-----------------------------------------------------------------------------------------------------
      Net income (loss)                             $ 2,518      $   (16)     $ (2,767)      $   (265)
=====================================================================================================

      Fixed asset additions, net                    $    --      $    --      $    103       $    103
=====================================================================================================
      Depreciation and amortization                 $   187      $   128      $    366       $    681
=====================================================================================================
      Total assets                                  $36,036      $13,741      $ 14,733       $ 64,510
=====================================================================================================

                                                  AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                  ---------------------------------------------------
                                                                 CONSUMER
                                                  PROMOTIONS     PRODUCTS   CORPORATE          TOTAL
-----------------------------------------------------------------------------------------------------
      Total revenues                                $40,202      $ 3,275      $     --       $ 43,477
=====================================================================================================

      Income (loss) before provision (benefit)
        for income taxes                            $ 5,663      $   256      $ (3,780)      $  2,139
      Provision (benefit) for income taxes            2,237          101        (1,493)           845
-----------------------------------------------------------------------------------------------------
      Net income (loss)                             $ 3,426      $   155      $ (2,287)      $  1,294
=====================================================================================================

      Fixed asset additions, net                    $    --      $    --      $    137       $    137
=====================================================================================================
      Depreciation and amortization                 $   183      $   119      $    357       $    659
=====================================================================================================
      Total assets                                  $72,661      $11,375      $ 13,271       $ 97,307
=====================================================================================================

NOTE 8 - AMERISERVE BANKRUPTCY

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

Restaurant Services, Inc. ("RSI"), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at approximately $16.0 million and the satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of approximately $1.0 million for the year ended December 31, 1999. A note receivable of approximately $10.5 million has been recorded on the accompanying condensed consolidated balance sheet as of December 31, 1999. Approximately $6.6 million of the $28.8 million pre-petition trade receivables relate to sales made in January 2000. Accordingly, the remaining $5.5 million portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of approximately $0.5 million for the three months ended March 31, 2000. This charge was partially offset by approximately $0.3 million of imputed interest income recorded on the note receivable for the three months ended March 31, 2000. The balance of the note receivable as of March 31, 2000 was approximately $14.1 million, $6.3 million of which was classified as long-term.

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

In a press release issued on April 12, 2000, Burger King announced that "it plans an orderly transition of distribution services as the Burger King(R) system leaves its relationship with AmeriServe Food Distribution, Inc." The press release stated that Burger King had arranged for alternative distribution services for the Burger King restaurants currently served by AmeriServe. The press release further stated that Burger King expects to complete the transition to alternative distributors by July, 2000 and that the debtor-in-possession financing provided by Burger King to AmeriServe would remain in effect until August, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Certain expectations and projections regarding the future performance of Equity Marketing, Inc. (the "Company") discussed in this quarterly report are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company's operating plans and are subject to future events and uncertainties. Forward-looking statements can be identified by the use of forward looking terminology, such as may, will, should, expect, anticipate, estimate, continue, plans, intends or other similar terminology. Management cautions you that the following factors, among others, could cause the Company's actual consolidated results of operations and financial position in 2000 and thereafter to differ significantly from those expressed in forward-looking statements:

MARKETPLACE RISKS

- Dependence on a single customer, Burger King, which may adversely affect the Company's financial condition and results of operations
- Significant quarter-to-quarter variability in the Company's revenues and net income, which may result in operating results below the expectations of securities analysts and investors
- Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company's financial condition and results of operations
- Dependence on the ability to license, develop and market new products, which may adversely affect the Company's financial condition and results of operations
- Increased competitive pressure, which may affect the sales of the Company's products
- Dependence on foreign manufacturers, which may increase the costs of the Company's products and affect the demand for such products
- Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies, AmeriServe Food Distribution, Inc. ("AmeriServe"), accounted for more than 50% of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000 (see "AmeriServe Bankruptcy"). Failure by one or more distribution companies to honor their payment obligations to the Company could have a material adverse effect on the Company's business, financial condition and results of operations

FINANCING RISKS

- Currency fluctuations, which may affect the Company's suppliers and the Company's reportable income
- Need for additional working capital to fund the Company's business, which may not be available at all or on favorable terms when required

OTHER RISKS

- Potential negative impact of past or future acquisitions, which may disrupt the Company's ongoing business, distract senior management and increase expenses
- Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company
- Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs
- Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. The Company's product liability insurance coverage generally excludes such costs and damages resulting from product recall

The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 1999, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements and Risk Factors."

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

In July 1998, the Company acquired substantially all of the assets of Contract Marketing, Inc. ("CMI"), a Massachusetts corporation, and U.S. Import and Promotions Co. ("USI"), a Florida corporation, (CMI and USI are collectively referred to as "USI"). USI focuses primarily on promotions for oil and gas and other retailers. The Company intends to continue to use the acquired assets for this purpose. The primary operations of USI are located in West Boylston, Massachusetts and St. Augustine, Florida.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                         ------------------
                                                                          1999         2000
                                                                         -----        -----
Revenues                                                                 100.0%       100.0%
Cost of sales                                                             74.8         76.4
                                                                         -----        -----
        Gross profit                                                      25.2         23.6
                                                                         -----        -----
Operating Expenses:
  Salaries, wages and benefits                                            12.6          7.8
  Selling, general and administrative                                     13.3         11.1
                                                                         -----        -----
        Total operating expenses                                          25.9         18.9
                                                                         -----        -----
        Income (loss) from operations                                     (0.7)         4.7
Interest income (expense), net                                            (0.8)         0.2
                                                                         -----        -----
        Income (loss) before provision (benefit) for income taxes         (1.5)         4.9
Provision (benefit) for income taxes                                      (0.6)         1.9
                                                                         -----        -----
        Net income (loss)                                                 (0.9)%        3.0%
                                                                         =====        =====

EBITDA

While many in the financial community consider earnings before interest, taxes, depreciation and amortization ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The following table sets forth EBITDA for the periods indicated:

                                                     FOR THREE MONTHS ENDED MARCH 31,
                                                     --------------------------------
                                                           1999          2000
-------------------------------------------------------------------------------------
Net income (loss)                                         $(265)        $ 1,294
Add:  Depreciation and amortization                         681             659
      Interest (income) expense, net                        222             (85)
      Provision (benefit) for income taxes                 (176)            845
-------------------------------------------------------------------------------------
EBITDA                                                    $ 462         $ 2,713
=====================================================================================

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (000'S OMITTED):

Revenues for the three months ended March 31, 2000 increased $16,020 or 58% to $43,477 from $27,457 in the comparable period in 1999. Promotions revenues increased $15,883 to $40,202 primarily as a result of increased revenues associated with several Burger King promotions. Consumer Product revenues increased $137 to $3,275 primarily due to increased sales of Scooby-Doo and Tub Tints product, partially offset by reduced sales of Headliners(R).

Cost of sales increased $12,658 to $33,203 (76.4% of revenues) for the three months ended March 31, 2000 from $20,545 (74.8% of revenues) in the comparable period in 1999 due to higher sales in 2000. The gross margin percentage for the period decreased to 23.6% for the three months ended March 31, 2000 from 25.2% in the comparable period for 1999 primarily due to a larger percentage of revenue being generated by promotions which tend to have a lower gross margin than consumer products.

Salaries, wages and benefits decreased $70, or 2% to $3,401 (7.8% of revenues). This decrease was primarily attributable to staffing reductions resulting from the Company's decision to exit the event-based-license consumer products business in 1998.

Selling, general and administrative expenses increased $1,159, or 32% to $4,819 (11.1% of revenues). This increase is due primarily to increased freight out and warehousing costs resulting from the increase in sales volume. Approximately $500 of this increase resulted from additional bad debt expense recorded for the bankruptcy of AmeriServe (see "AmeriServe Bankruptcy"). Selling, general and administrative expenses decreased as a percentage of revenues from 13.3% to 11.1% as a result of revenues which increased at a greater rate.

Net interest income was $85 for the three months ended March 31, 2000 compared to net interest expense of $222 for the three months ended March 31, 1999. The interest income in 2000 was attributable to approximately $300 of imputed interest income recorded on a note receivable (see "AmeriServe Bankruptcy").

The effective tax rate for the three months ended March 31, 2000 decreased to 39.50% from 40.0% for the three months ended March 31, 1999. This decrease was attributable to the diminished impact of non-deductible goodwill as a percentage of net income before provision for income tax.

Net income increased $1,559 or 588% to $1,294 (3% of revenues) from $(265) ((.9)% of revenues) in 1999 primarily due to greater gross profit earned on the increased revenues in 2000 partially offset by increased selling, general and administrative expenses.

In 2000 EBITDA increased $2,251 or 487.2 % to $2,713 from $462 in 1999 primarily due to greater gross profit earned on increased revenues in 2000. This increase was partially offset by the increase in selling, general and administrative expenses for the three months ended March 31, 2000.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2000, the Company's investment in accounts receivable decreased $10,502 from the balance at December 31, 1999. This decrease was attributable to the sale of the AmeriServe trade receivables to Restaurant Services, Inc. ("RSI") (see "AmeriServe Bankruptcy") and to collections of substantially all of the receivables related to sales shipped late in the 1999 fourth quarter. As of March 31, 2000, inventory increased approximately $12,584 from December 31, 1999 primarily due to the timing and frequency of Burger King promotions.

As of March 31, 2000, accounts payable increased $2,790 compared to December 31, 1999. This increase is attributable to accounts payable to vendors associated with the manufacturing related to second quarter 2000 Burger King promotions.

As of March 31, 2000, accrued liabilities decreased $6,889 compared to December 31, 1999. This decrease is primarily attributable to the payment of employee bonuses related to 1999, the payment of royalty guarantees associated with the restructuring charge recorded in 1998, the payment of royalties associated with fourth quarter 1999 Consumer Products revenue, and the payment of federal and state income taxes related to 1999 net income.

As of March 31, 2000, working capital was $22,647 compared to $11,045 at December 31, 1999. The increase in working capital was primarily due to the cash received from the issuance of senior cumulative participating convertible preferred stock on March 29, 2000 (see "Issuance of Preferred Stock"). The Company did not have any significant investing activities in the quarter. The Company believes that its cash from operations, cash on hand at March 31, 2000 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking; and actual results may differ materially.

CREDIT FACILITIES

The Company maintains and periodically amends or replaces a credit agreement with two commercial banks that is utilized to finance the seasonal working capital requirements of its operations. The credit facility is secured by substantially all of the Company's assets. The agreement, as amended on March 13, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. As of March 31, 2000, $4,500 was outstanding under the credit facility. Letters of credit outstanding as of March 31, 2000 was $401. The credit agreement requires the Company to comply with certain financial covenants, including minimum tangible net worth, minimum current ratio, ratio of total liabilities to net worth, maximum funded debt coverage ratio, minimum fixed charge coverage ratio and net profit after taxes. As of March 31, 2000, the Company was in compliance with these covenants.

ISSUANCE OF PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), invested $11.9 million in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series A Stock") with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. Contingent upon the completion of certain conditions (the "Second Closing"), Crown will pay an additional $13.1 million to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company will grant to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. As of the date hereof, each share of Series A Stock is currently convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in the aggregate following the Second Closing. As of the date hereof, each share of Series B Stock and Series C Stock is currently convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in the aggregate following the Second Closing. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1.25 million, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, Crown, as holder of the preferred stock, will be entitled to payment out of the assets of the Company available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the "Liquidation Preference") plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders.

The Series A Stock, Series B Stock and Series C Stock are subject to mandatory redemption at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control of the Company occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash.

Crown currently holds 100% of the outstanding shares of Series A Stock, and consequently, has designated two individuals to the Board of Directors of the Company.

The Series A Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1.6 million and include an accrual of approximately $1 million for the present value of the commitment fee discussed above. The Warrants issued on March 29, 2000 have been valued at approximately $1.4 million and are recorded with the Series A Stock in the accompanying condensed consolidated balance sheet.

INFORMATION SYSTEMS

YEAR 2000 UPDATE

To address the year 2000 issue the Company established and implemented a plan to remediate and test its most critical computer systems and applications, including its enterprise resource planning system, computer networks and desktop applications. The plan also included steps to verify that all key third-party suppliers and customers were taking measures to ensure their own readiness. Based on strategic and operational assessments, the Company decided to replace its existing information systems in 1998. The new enterprise resource planning system is designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control and has the added benefit of addressing the year 2000 issue. The new enterprise resource planning system went into operation in January 1999. All phases of the year 2000 readiness plan were completed as scheduled. To date, the Company has not experienced any material year 2000 issues with its internal systems or with its third party customers and suppliers. In addition, the Company did not experience any loss of revenues due to the year 2000 issue. The Company will continue to monitor its critial computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are promptly addressed.

Although unlikely given that the Company has not experienced any year 2000 issues to date, there can be no assurance that any future unforeseen year 2000 issues will not materially adversely affect the Company's results of operations, liquidity and financial position or adversely affect the Company's relationships with customers, vendors or others.

AMERISERVE BANKRUPTCY

The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies, AmeriServe, accounted for more than 50 percent of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000. As of January 31, 2000, AmeriServe owed the Company approximately $28.8 million in trade receivables. AmeriServe was able to secure temporary debtor in possession funding to enable it to continue operating in the short-term post bankruptcy.

RSI, a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at approximately $16.0 million and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of approximately $1.0 million for the quarter ended December 31, 1999. A note receivable of approximately $10.5 million has been recorded on the accompanying condensed consolidated balance sheet as of December 31, 1999. Approximately $6.6 million of the $28.8 million pre-petition trade receivables relate to sales made in January 2000. Accordingly, the remaining $5.5 million portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of approximately $0.5 million for the quarter ending March 31, 2000. This charge was partially offset by approximately $0.3 million of imputed interest income recorded on the note receivable for the three months ended March 31, 2000. The balance of the note receivable as of March 31, 2000 was approximately $14.1 million, $6.3 million of which was classified as long-term.

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

In a press release issued on April 12, 2000, Burger King announced that "it plans an orderly transition of distribution services as the Burger King(R) system leaves its relationship with AmeriServe Food Distribution, Inc." The press release stated that Burger King had arranged for alternative distribution services for the Burger King restaurants currently served by AmeriServe. The press release further stated that Burger King expects to complete the transition to alternative distributors by July, 2000 and that the debtor-in-possession financing provided by Burger King to AmeriServe would remain in effect until August, 2000.

PART II.  OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS

On December 27, 1999, Burger King Corporation ("Burger King") announced that in cooperation with the Consumer Product Safety Commission ("CPSC") it would conduct a voluntary recall of Pokemon(TM) balls included with Burger King kids meals. The recall resulted primarily from the death of a 13 month old child in Sonora, California on December 11, 1999. The child reportedly suffocated when one half of a Pokemon(TM) ball covered her nose and mouth. In announcing the recall, Burger King stated that the balls may pose a suffocation hazard to children under three years of age. Burger King further stated that consumers should immediately take the balls away from children under the age of three and either discard the balls or return them to a Burger King restaurant in exchange for a free small order of french fries. Subsequent to the announcement of the recall, on January 25, 2000, a 4 month old child in Indianapolis, Indiana also reportedly suffocated when one half of a Pokemon(TM) ball covered his nose and mouth.

The Company designed and manufactured 151 trading cards and 57 gift-with-purchase products based on Pokemon(TM) for Burger King. The Company believes that these products met or exceeded federal safety guidelines and underwent rigorous safety testing by an independent, third party laboratory during and after production.

On May 4, 2000, a lawsuit entitled Estate of Kira Alexis Murphy, Madelyne Ariana Alto, Netanya Noel Alto and Jill Ann Alto v. Burger King Corporation, Fast Food Enterprise of California, Inc., Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. B C229358, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by plaintiffs who allege that the Pokemon(TM) ball caused the death of Kira Alexis Murphy. The lawsuit asserts causes of action for product liability, breach of warranty, wrongful death and negligent infliction of emotional distress, and seeks an unspecified amount of damages and attorneys fees.

The Company may be contractually required to indemnify Burger King and its franchisees for the expenses and damages, if any, incurred in connection with this lawsuit. Burger King has not yet requested indemnification for such expenses and damages, if any. While the Company believes this lawsuit is without merit and intends to defend it vigorously, it may, regardless of the outcome, result in substantial expenses and damages to the Company and may significantly divert the attention of the Company's management. There can be no assurance that the Company will be able to achieve a favorable settlement of this lawsuit or obtain a favorable resolution of such lawsuit if it is not settled. An unfavorable resolution of this lawsuit or prolonged litigation, the costs of which may be substantial, could have a material adverse effect on the Company's business, financial condition and results of operations.

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            3.0 Certificate of Designation of Series A Senior Cumulative Participating Convertible Preferred Stock, Series B Senior Cumulative Participating Convertible Preferred Stock and Series C Senior Cumulative Participating Convertible Preferred Stock of the Company, dated March 29, 2000

            4.0 Form of Warrant to Purchase Shares of Series B Senior Cumulative Participating Convertible Preferred Stock, dated March 29, 2000

            4.1 Form of Warrant to Purchase Shares of Series C Senior Cumulative Participating Convertible Preferred Stock, dated March 29, 2000

            10.0 Securities Purchase Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000

            10.1 Registration Rights Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000

            27    Financial Data Schedule

        (b) Reports on Form 8-K:

            Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2000

            Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 15th day of May, 2000.



                                     EQUITY MARKETING, INC.



                                     /s/ TERESA P. COVINGTON
                                     -------------------------------------------
                                     Teresa P. Covington
                                     Vice President, Finance
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT

  3.0 Certificate of Designation of Series A Senior Cumulative Participating Convertible Preferred Stock, Series B Senior Cumulative Participating Convertible Preferred Stock and Series C Senior Cumulative Participating Convertible Preferred Stock of the Company, dated March 29, 2000

  4.0 Form of Warrant to Purchase Shares of Series B Senior Cumulative Participating Convertible Preferred Stock, dated March 29, 2000

  4.1 Form of Warrant to Purchase Shares of Series C Senior Cumulative Participating Convertible Preferred Stock, dated March 29, 2000

  10.0 Securities Purchase Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000

  10.1 Registration Rights Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000

  27           Financial Data Schedule