Form 10-Q
period 2000-06-30
EQUITY MARKETING INC
filed 2000-08-14
CIK 911151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

Common Stock, $.001 Par Value, 6,337,112 shares as of August 9, 2000.

                             EQUITY MARKETING, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                                  JUNE 30, 2000


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                       3

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations              13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         20

         Item 2.  Changes in Securities and Use of Proceeds                 20

         Item 6.  Exhibits and Reports on Form 8-K                          20

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                        DECEMBER 31,       JUNE 30,
                                                                            1999             2000
                                                                       -------------    -------------
                                                                                          (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                            $       7,131    $      14,461
  Accounts receivable (net of allowances of $5,370 and
    $3,720 as of December 31, 1999 and June 30, 2000, respectively)           37,385           29,878
  Note receivable, current portion                                             5,024            7,957
  Inventory                                                                    8,742            6,682
  Prepaid expenses and other current assets                                    5,696            6,459
                                                                       -------------    -------------
         Total current assets                                                 63,978           65,437
FIXED ASSETS, net                                                              4,907            4,520
INTANGIBLE ASSETS, net                                                        21,846           21,589
NOTE RECEIVABLE, long-term portion                                             5,491            4,254
OTHER ASSETS                                                                   1,022              938
                                                                       -------------    -------------
         Total assets                                                  $      97,244    $      96,738
                                                                       =============    =============


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   DECEMBER 31,       JUNE 30,
                                                                                      1999              2000
                                                                                  -------------     -------------
                                                                                                      (UNAUDITED)
CURRENT LIABILITIES:
  Short-term debt                                                                 $      12,500     $          --
  Accounts payable                                                                       21,726            11,304
  Accrued liabilities                                                                    18,707            12,738
                                                                                  -------------     -------------
         Total current liabilities                                                       52,933            24,042
LONG-TERM LIABILITIES                                                                     2,286             2,366
                                                                                  -------------     -------------
         Total liabilities                                                               55,219            26,408
                                                                                  -------------     -------------

COMMITMENTS AND CONTINGENCIES

Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value, 25,000 issued and outstanding, stated at
  liquidation preference of $1,000 per share ($25,000), net of issuance costs                --            23,092
                                                                                  -------------     -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000
    shares authorized, 25,000 Series A issued and outstanding                                --                --
  Common stock, par value $.001 per share, 20,000,000
    shares authorized, 6,220,100 and 6,305,612 shares outstanding
    as of December 31, 1999 and June 30, 2000, respectively                                  --                --
  Additional paid-in capital                                                             15,942            16,977
  Retained earnings                                                                      28,477            32,631
                                                                                  -------------     -------------
                                                                                         44,419            49,608
Less--
  Treasury stock, 1,921,299 shares, at cost, as of
    December 31, 1999 and June 30, 2000, respectively                                    (2,129)           (2,129)
  Stock subscription receivable                                                             (21)              (21)
  Unearned compensation                                                                    (244)             (220)
                                                                                  -------------     -------------
         Total stockholders' equity                                                      42,025            47,238
                                                                                  -------------     -------------
         Total liabilities and stockholders' equity                               $      97,244     $      96,738
                                                                                  =============     =============


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                     --------------------------    --------------------------
                                                         1999           2000           1999           2000
                                                     -----------     ----------    -----------     ----------
REVENUES                                             $    56,011     $   55,314    $    83,468     $   98,791
COST OF SALES                                             42,992         41,487         63,537         74,690
                                                     -----------     ----------    -----------     ----------
         Gross profit                                     13,019         13,827         19,931         24,101
                                                     -----------     ----------    -----------     ----------
OPERATING EXPENSES:
  Salaries, wages and benefits                             3,444          3,746          6,916          7,147
  Selling, general and administrative                      4,986          5,242          8,645         10,061
  Restructuring gain                                        (401)            --           (401)            --
                                                     -----------     ----------    -----------     ----------
         Total operating expenses                          8,029          8,988         15,160         17,208
                                                     -----------     ----------    -----------     ----------
         Income from operations                            4,990          4,839          4,771          6,893
OTHER  INCOME (EXPENSE), net                                (217)           270           (439)           355
                                                     -----------     ----------    -----------     ----------
         Income before provision for income taxes          4,773          5,109          4,332          7,248
PROVISION FOR INCOME TAXES                                 1,909          2,043          1,733          2,888
                                                     -----------     ----------    -----------     ----------
         Net income                                  $     2,864     $    3,066    $     2,599     $    4,360
                                                     ===========     ==========    ===========     ==========

NET INCOME                                           $     2,864     $    3,066    $     2,599     $    4,360
PREFERRED STOCK DIVIDENDS                                     --            201             --            207
                                                     -----------     ----------    -----------     ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                2,864          2,865          2,599          4,153
                                                     ===========     ==========    ===========     ==========

BASIC NET INCOME PER SHARE                           $      0.46     $     0.46    $      0.42     $     0.66
                                                     ===========     ==========    ===========     ==========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING              6,233,099      6,291,180      6,216,607      6,263,949
                                                     ===========     ==========    ===========     ==========
DILUTED NET INCOME PER SHARE                         $      0.45     $     0.41    $      0.41     $     0.63
                                                     ===========     ==========    ===========     ==========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING            6,340,969      7,412,498      6,314,557      6,956,283
                                                     ===========     ==========    ===========     ==========



  The accompanying notes are an integral part of these condensed consolidated statements.

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          ---------------------
                                                                                            1999         2000
                                                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $  2,599     $  4,360
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                                        1,371        1,316
        Provision for doubtful accounts                                                        179          674
        Loss on asset disposal                                                                  11           --
        Tax benefit from exercise of stock options                                              32          137
        Issuance of treasury stock to 401(k) Tax Deferred Saving Plan                           74           --
        Other                                                                                  (31)          --
        Changes in operating assets and liabilities:
           Increase (decrease) in cash and cash equivalents:
              Accounts receivable                                                           17,011        6,833
              Note receivable                                                                   --       (1,696)
              Inventory                                                                      1,805        2,060
              Prepaid expenses and other current assets                                      1,245         (763)
              Other assets                                                                    (474)          84
              Accounts payable                                                             (11,403)     (10,422)
              Accrued liabilities                                                           (3,796)      (7,179)
              Long-term liabilities                                                             10           80
                                                                                          --------     --------
         Net cash provided by (used in) operating activities                                 8,633       (4,516)
                                                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                                                              (172)        (344)
       Proceeds from sale of fixed assets                                                       10           21
       Payment for purchase of USI                                                              --         (349)
                                                                                          --------     --------
         Net cash used in investing activities                                                (162)        (672)
                                                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments on line of credit                                                        (13,300)     (12,500)
       Proceeds from issuance of preferred stock and warrants including $1,004 of
         accrued offering costs not yet paid                                                    --       24,454
       Proceeds from exercise of stock options                                                  20          564
                                                                                          --------     --------
         Net cash (used in) provided by financing activities                               (13,280)      12,518
                                                                                          --------     --------
         Net (decrease) increase in cash and cash equivalents                               (4,809)       7,330
CASH AND CASH EQUIVALENTS, beginning of period                                               7,250        7,131
                                                                                          --------     --------
CASH AND CASH EQUIVALENTS, end of period                                                  $  2,441     $ 14,461
                                                                                          ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
    Interest                                                                              $    615     $    415
                                                                                          ========     ========
    Income taxes                                                                          $     --     $  4,949
                                                                                          ========     ========



  The accompanying notes are an integral part of these condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
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

In April 1998, the Company purchased 100% of the common stock of Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"). Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners(R) brand of collectible figurines.

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

Certain reclassifications have been made to the accompanying 1999 financial statements to conform them to the current period presentation.

NET INCOME PER SHARE

Basic net income per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders represent reported net income less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 608,000 and 1,481,666 shares of common stock, $.001 par value per share (the "Common Stock"), as of June 30, 1999, and 2000, respectively were excluded from the computation of diluted EPS as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income available to common stockholders" and other disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share":


                                                                       For the Three Months Ended June 30,
                                                               --------------------------------------------------
                                                               2000                                          1999
------------------------------------------------------------------------------------------------------------------------------------

                                              Income          Shares      Per Share        Income            Share         Per Share
                                           (Numerator)     (Denominator)   Amount        (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
   Income available to common             $        2,865     6,291,180    $      .46    $        2,864      6,223,099    $      .46
     stockholders                                                         ==========                                     ==========
Preferred stock dividends                            201            --                              --             --
Effect of Dilutive Securities:
     Options and warrants                             --       216,941                              --        117,870
Convertible preferred stock                           --       904,377                              --             --
                                          --------------     ---------                  --------------      ---------
Dilutive EPS:
   Income available to common
   stockholders and assumed conversion    $        3,066     7,412,498    $      .41    $        2,864      6,340,969    $      .45
                                          ==============     =========    ==========    ==============      =========    ==========



                                                                       For the Six Months Ended June 30,
                                                               --------------------------------------------------
                                                               2000                                          1999
------------------------------------------------------------------------------------------------------------------------------------

                                              Income          Shares      Per Share        Income            Share         Per Share
                                           (Numerator)     (Denominator)   Amount        (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
   Income available to common             $   4,153          6,263,949    $     .66     $     2,599         6,216,607    $     .42
     stockholders                                                         =========                                      =========
Preferred stock dividends                       207                 --                           --                --
Effect of Dilutive Securities:
     Options and warrants                        --            226,847                           --            97,950
Convertible preferred stock                      --            465,487                           --                --
                                          ---------          ---------                  -----------         ---------
Dilutive EPS:
   Income available to common
   stockholders and assumed conversion    $   4,360          6,956,283    $     .63     $     2,599         6,314,557    $     .41
                                          =========          =========    =========     ===========         =========    ==========


INVENTORY

Inventory consists of production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and purchased finished goods held for sale to customers and purchased finished goods in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1999 and June 30, 2000, inventory consisted of the following:


                         DECEMBER 31,       JUNE 30,
                              1999             2000
                         -------------    -------------
Production-in-process    $       1,088    $       1,928
Finished goods                   7,654            4,754
                         -------------    -------------
                         $       8,742    $       6,682
                         =============    =============

NOTE 3  --  SHORT-TERM DEBT

At December 31, 1999 and June 30, 2000, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. The agreement, as amended on July 27, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.00 and 3.00 percent or a variable rate equivalent to the lead bank's reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of June 30, 2000, the Company was in compliance with these requirements.

As of December 31, 1999, there was $12,500 outstanding under the Credit Agreement. There were no amounts outstanding under the Credit Agreement at June 30, 2000. Letters of credit outstanding as of December 31, 1999 and June 30, 2000 totaled $401.

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

                                                                                                       Utilized Six
                                              Original    Utilized    Utilized   Reversed    Charged   Months Ended        To Be
                                               Charge       1998        1999       1999        1999    June 30, 2000      Utilized
------------------------------------------------------------------------------------------------------------------------------------
Provision for projected minimum royalty
     guarantee shortfalls                      $ 2,187     $    --     $  (267)    $(641)    $    --        $(1,062)        $217
Employee severance and termination benefits        738        (127)       (648)       --          37             --           --
Outstanding inventory purchase commitments         800          --        (716)       --          --             --           84
Lease commitment for warehouse facility            396          --         (31)       --          --            (22)         343
------------------------------------------------------------------------------------------------------------------------------------
                                               $ 4,121     $  (127)    $(1,662)    $(641)    $    37        $(1,084)        $644
====================================================================================================================================

NOTE 5 -  MANDATORY REDEEMABLE PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series A Stock") with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in the aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. A payment of $62.5 was made for the quarter ended June 30, 2000.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. A cash dividend of $207 was paid to Crown on June 30, 2000.

Crown currently holds 100% of the outstanding shares of Series A Stock, and consequently, has designated two individuals to the Board of Directors of the Company.

The Series A Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,900 and include an accrual of approximately $1,000 for the present value of the commitment fee discussed above.

NOTE 6  -  LEGAL PROCEEDINGS

POKEMON RECALL AND RELATED MATTERS
On January 21, 2000, a purported class action lawsuit entitled Domingo Quintinilla v. Tex-Best Travel Centers, Inc., Burger King Corporation, and Equity Marketing, Inc. was filed in the District Court of Hidalgo County, Texas. The lawsuit was filed by an individual purporting to represent all individuals in the United States that had received a Pokemon(TM) ball from a Burger King(R) restaurant. On May 26, 2000, the case was dismissed without prejudice by the plaintiff.

In addition to the information regarding the Pokemon(TM) recall and related matters contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 1999, under the heading "Item 3. Legal Proceedings." and the Company's Form 10-Q for the quarter ended March 31, 2000, under the heading "Item 1. Legal Proceedings."

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

INDUSTRY SEGMENTS


                                                                    AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                                    --------------------------------------------------
                                                                                CONSUMER
                                                             PROMOTIONS         PRODUCTS          CORPORATE            TOTAL
--------------------------------------------------------------------------------------------------------------------------------
              Total revenues                                $     50,774      $      5,237       $         --       $     56,011
================================================================================================================================

              Income (loss) before provision (benefit)
                for income taxes                            $     10,058      $     (1,006)      $     (4,279)      $      4,773
              Provision (benefit) for income taxes                 4,023              (402)            (1,712)             1,909
--------------------------------------------------------------------------------------------------------------------------------
              Net income (loss)                             $      6,035      $       (604)      $     (2,567)      $      2,864
================================================================================================================================

              Fixed asset additions, net                    $         --      $         --       $         69       $         69
================================================================================================================================
              Depreciation and amortization                 $        143      $        173       $        374       $        690
================================================================================================================================
              Total assets                                  $     49,765      $      3,664       $     36,287       $     89,716
================================================================================================================================



                                                                    AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                                    --------------------------------------------------
                                                                                CONSUMER
                                                             PROMOTIONS         PRODUCTS         CORPORATE            TOTAL
-------------------------------------------------------------------------------------------------------------------------------
              Total revenues                                $     50,628      $      4,686      $         --       $     55,314
================================================================================================================================

              Income (loss) before provision (benefit)
                for income taxes                            $      8,673      $        510      $     (4,074)      $      5,109
              Provision (benefit) for income taxes                 3,469               204            (1,630)             2,043
-------------------------------------------------------------------------------------------------------------------------------
              Net income (loss)                             $      5,204      $        306      $     (2,444)      $      3,066
================================================================================================================================

              Fixed asset additions, net                    $         --      $         --      $        207       $        207
================================================================================================================================
              Depreciation and amortization                 $        183      $        119      $        355       $        657
================================================================================================================================
              Total assets                                  $     55,640      $     14,678      $     26,420       $     96,738
================================================================================================================================



                                                                    AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                                    ------------------------------------------------
                                                                               CONSUMER
                                                             PROMOTIONS        PRODUCTS           CORPORATE            TOTAL
-------------------------------------------------------------------------------------------------------------------------------
              Total revenues                                $     75,072      $      8,396       $         --       $     83,468
================================================================================================================================

              Income (loss) before provision (benefit)
                for income taxes                            $     14,355      $     (1,217)      $     (8,806)      $      4,332
              Provision (benefit) for income taxes                 5,742              (487)            (3,522)             1,733
-------------------------------------------------------------------------------------------------------------------------------
              Net income (loss)                             $      8,613      $       (730)      $     (5,284)      $      2,599
================================================================================================================================

              Fixed asset additions, net                    $         --      $         --       $        172       $        172
================================================================================================================================
              Depreciation and amortization                 $        375      $        257       $        739       $      1,371
================================================================================================================================
              Total assets                                  $     49,765      $      3,664       $     36,287       $     89,716
================================================================================================================================


                                                                     AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                                     ------------------------------------------------
                                                                                CONSUMER
                                                             PROMOTIONS         PRODUCTS         CORPORATE            TOTAL
-------------------------------------------------------------------------------------------------------------------------------
              Total revenues                                $     90,830      $      7,961      $         --       $     98,791
================================================================================================================================

              Income (loss) before provision (benefit)
                for income taxes                            $     14,336      $        767      $     (7,855)      $      7,248
              Provision (benefit) for income taxes                 5,713               305            (3,130)             2,888
-------------------------------------------------------------------------------------------------------------------------------
              Net income (loss)                             $      8,623      $        462      $     (4,725)      $      4,360
================================================================================================================================

              Fixed asset additions, net                    $         --      $         --      $        344       $        344
================================================================================================================================
              Depreciation and amortization                 $        365      $        237      $        714       $      1,316
================================================================================================================================
              Total assets                                  $     55,640      $     14,678      $     26,420       $     96,738
================================================================================================================================

NOTE 8 - AMERISERVE BANKRUPTCY

The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies, AmeriServe Food Distribution, Inc. together with certain of its affiliates (including its affiliates, "AmeriServe") accounted for more than 50 percent of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000. As of January 31, 2000, AmeriServe owed the Company approximately $28,800 million in trade receivables. AmeriServe was able to secure temporary debtor in possession funding to enable it to continue operating in the short-term post bankruptcy.

Restaurant Services, Inc. ("RSI"), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at approximately $16,000 and the satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of approximately $1,000 for the year ended December 31, 1999. A note receivable of approximately $10,500 has been recorded on the accompanying condensed consolidated balance sheet as of December 31, 1999. Approximately $6,600 of the $28,800 pre-petition trade receivables relate to sales made in January 2000. Accordingly, the remaining $5,500 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of approximately $500 for the quarter ended March 31, 2000. This charge was partially offset by approximately $600 of imputed interest income recorded on the note receivable for the six months ended June 30, 2000. The balance of the note receivable as of June 30, 2000 was approximately $12,200, $4,300 of which was classified as long-term.

In a press release issued on April 12, 2000, Burger King announced that "it plans an orderly transition of distribution services as the Burger King(R) system leaves its relationship with AmeriServe Food Distribution, Inc." The press release stated that Burger King had arranged for alternative distribution services for the Burger King restaurants currently served by AmeriServe. The press release further stated that Burger King expects to complete the transition to alternative distributors by July, 2000 and that the debtor-in-possession financing provided by Burger King to AmeriServe would remain in effect until August, 2000. As of July 2000, the transition to alternative distributors was completed. Following such transition, the largest distribution company accounted for approximately 20% of the products purchased from the Company by the Burger King system.

NOTE 9 - STOCK REPURCHASE

The Company's Board of Directors has authorized up to $10,000 for the repurchase of the Company's common stock over the next twelve months. The repurchase program commenced on July 21, 2000. Purchases will be conducted in the open market at prevailing prices, based on market conditions. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt. As of the date hereof, the Company has purchased an aggregate of 20,500 shares at an average price of $12.34 per share.

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

MARKETPLACE RISKS

- Dependence on a single customer, Burger King, which may adversely affect the Company's financial condition and results of operations
- Availability and pricing of raw materials. Virtually all of the Company's raw materials are available from numerous suppliers. However, a worldwide shortage of electronic components could impact our ability to meet customer demand. In addition, prices for plastics, a major component of the Company's products, began rising in late 1999 as a result of the increase in petroleum prices. This trend is continuing in 2000. The Company does not have long-term supply contracts in place with its suppliers. Accordingly, continued shortages of electronic components or petroleum price increases could result in higher prices for the Company's products which the Company may not be able to pass on to its customers. Any such failure could negatively impact the Company's business, financial condition or results of operations
- Significant quarter-to-quarter variability in the Company's revenues and net income, which may result in operating results below the expectations of securities analysts and investors
- Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company's financial condition and results of operations
- Dependence on the ability to license, develop and market new products, which may adversely affect the Company's financial condition and results of operations
- Increased competitive pressure, which may affect the sales of the Company's products
- Dependence on foreign manufacturers, which may increase the costs of the Company's products and affect the demand for such products
- Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies, AmeriServe Food Distribution, Inc. ("AmeriServe"), accounted for more than 50% of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000 (see "AmeriServe Bankruptcy"). Transition from AmeriServe to other distributors was completed during July 2000. Following such transition, the largest distribution company currently accounts for approximately 20% of the products purchased from the Company by the Burger King system.

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

In April 1998, the Company purchased 100% of the common stock of Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"). Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners brand of collectible figurines.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:



                                                        THREE MONTHS                 SIX MONTHS
                                                        ENDED JUNE 30,              ENDED JUNE 30,
                                                        --------------              --------------


                                                      1999          2000         1999          2000
                                                     ------        ------       ------        ------
Revenues                                              100.0%        100.0%        100.0%       100.0%
Cost of sales                                          76.8          75.0         76.1          75.6
                                                     ------        ------       ------        ------
       Gross profit                                    23.2          25.0         23.9          24.4
                                                     ------        ------       ------        ------
Operating Expenses:
  Salaries, wages and benefits                          6.1           6.8          8.3           7.2
  Selling, general and administrative                   8.9           9.5         10.4          10.2
  Restructuring gain                                   (0.7)           --          (.5)           --
                                                     ------        ------       ------        ------
       Total operating expenses                        14.3          16.3         18.2          17.4
                                                     ------        ------       ------        ------
       Income from operations                           8.9           8.7          5.7           7.0
Interest income (expense), net                         (0.4)          0.5          (.5)          0.3
                                                     ------        ------       ------        ------
       Income before provision for income taxes         8.5           9.2          5.2           7.3
Provision for income taxes                              3.4           3.7          2.1           2.9
                                                     ------        ------       ------        ------
         Net income                                     5.1%          5.5%         3.1%          4.4%
                                                     ======        ======       ======        ======

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


                                           FOR THREE MONTHS ENDED JUNE 30,        FOR SIX MONTHS ENDED JUNE 30,
                                           ------------------------------         -----------------------------
                                              1999               2000               1999               2000
----------------------------------------------------------------------------------------------------------------
Net income                                 $      2,864       $      3,066       $      2,599       $      4,360
Less:  Restructuring gain                          (401)                --               (401)                --
Add:   Depreciation and amortization                690                657              1,371              1,316
       Interest (income) expense, net               217               (270)               439               (355)
       Provision for income taxes                 1,909              2,043              1,733              2,888
----------------------------------------------------------------------------------------------------------------
EBITDA                                     $      5,279       $      5,496       $      5,741       $      8,209
================================================================================================================

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 (000'S OMITTED):

Revenues for the three months ended June 30, 2000 decreased $697 or 1.2% to $55,314 from $56,011 in the comparable period in 1999. Promotions revenues decreased $146 to $50,628 primarily due to the timing of promotional programs for Burger King Corporation. Consumer Product revenues decreased $551 to $4,686 from $5,237. Excluding liquidation sales of discontinued Consumer Product lines of $1,924 in 1999 related to the Company's decision to exit the event-based license consumer product business, sales increased $1,373 primarily due to higher sales in Scooby-Doo and Tub Tints product, partially offset by reduced sales of Headliners(R).

Cost of sales decreased $1,505 to $41,487 (75.0% of revenues) for the three months ended June 30, 2000 from $42,992 (76.8% of revenues). This decrease is due to lower sales and higher gross margins in 2000 compared to 1999. The gross margin percentage for the period increased to 25.0% for the three months ended June 30, 2000 from 23.2% in the comparable period for 1999. The increased margin percentage is attributable to lower than expected returns and better than expected sales from a promotional program which was closed in a prior period.

Salaries, wages and benefits increased $302, or 8.8% to $3,746 (6.8% of revenues). This increase was primarily attributable to staffing additions resulting from the Company's current growth initiatives in 2000.

Selling, general and administrative expenses increased $256, or 5.1% to $5,242 (9.5% of revenues). This increase is due primarily to increased freight out and warehousing costs associated with several large promotional programs.

Net interest income was $270 for the three months ended June 30, 2000 compared to net interest expense of $217 for the three months ended June 30, 1999. The net interest income in 2000 was attributable to approximately $300 of imputed interest income recorded on a note receivable (see "AmeriServe Bankruptcy") and to the paydown of all outstanding short-term debt during the second quarter of 2000 as a result of the cash proceed received from the issuance of preferred stock (see "Issuance of Preferred Stock").

The effective tax rate for the three months ended June 30, 2000 was 40.0% which is consistent with the effective tax rate for the same period in 1999.

Net income increased $202 or 7.1% to $3,066 (5.5% of revenues) from $2,864 (5.1% of revenues) in 1999 primarily due to greater gross profit earned in 2000 partially offset by increased salaries, wages and benefits and selling, general and administrative expenses.

In 2000, EBITDA increased $217 or 4.1% to $5,496 from $5,279 in 1999 primarily due to greater gross profit earned in 2000. This increase was partially offset by the increase in salaries, wages and benefits and selling, general and administrative expenses for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (000'S OMITTED):

Revenues for the six months ended June 30, 2000 increased $15,323 or 18.4% to $98,791 from $83,468 in the comparable period in 1999. Promotions revenues increased $15,758 to $90,830 primarily as a result of increased revenues associated with several Burger King promotions. Consumer Products revenues decreased $435 to $7,961. Excluding liquidation sales of discontinued consumer product lines of $2,415 in 1999 related to the Company's decision to exit the event-based license consumer product business, sales increased $1,980 primarily due to increased sales in Scooby-Doo and Tub Tints product, partially offset by reduced sales of Headliners(R).

Cost of sales increased $11,153 to $74,690 (75.6% of revenues) for the six months ended June 30, 2000 from $63,537 (76.1% of revenues) in the comparable period in 1999 due to higher sales in 2000. The gross margin percentage for the period increased to 24.4% for the six months ended June 30, 2000 from 23.9% in the comparable period for 1999. The increased margin percentage is attributable to lower than expected returns and better than expected sales from a promotional program which was closed in a prior period.

Salaries, wages and benefits increased $231, or 3.3% to $7,147 (7.2% of revenues). This increase was primarily attributable to staffing additions resulting from the Company's growth initiatives in 2000.

Selling, general and administrative expenses increased $1,416, or 16.4% to $10,061 (10.2% of revenues). This increase is due primarily to increased freight out and warehousing costs resulting from the increase in sales volume. Approximately $500 of this increase resulted from additional bad debt expense recorded for the bankruptcy of AmeriServe (see "AmeriServe Bankruptcy"). Selling, general and administrative expenses decreased as a percentage of revenues from 10.4% to 10.2% as a result of revenues which increased at a greater rate.

Net interest income was $355 for the six months ended June 30, 2000 compared to net interest expense of $439 for the six months ended June 30, 1999. The net interest income in 2000 was attributable to approximately $600 of imputed interest income recorded on a note receivable (see "AmeriServe Bankruptcy") and to the paydown of short-term debt during 2000 as a result of the cash proceed received from the issuance of preferred stock (see "Issuance of Preferred Stock").

The effective tax rate for the six months ended June 30, 2000 was 39.85% which is consistent with the 40.0% tax rate recorded for the six months ended June 30, 1999.

Net income increased $1,761 or 67.8% to $4,360 (4.4% of revenues) from $2,599 (3.1% of revenues) in 1999 primarily due to greater gross profit earned on the increased revenues in 2000 partially offset by increased salaries, wages and benefits and selling, general and administrative expenses.

In 2000, EBITDA increased $2,468 or 43.0% to $8,209 from $5,741 in 1999 primarily due to greater gross profit earned on increased revenues in 2000. This increase was partially offset by the increase in salaries, wages and benefits and selling, general and administrative expenses for the six months ended June 30, 2000.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2000, the Company's investment in accounts receivable decreased $7,507 from the balance at December 31, 1999. This decrease was attributable to the sale of the AmeriServe trade receivables to Restaurant Services, Inc. ("RSI") (see "AmeriServe Bankruptcy") and to collections of substantially all of the receivables related to sales shipped late in the 1999 fourth quarter. As of June 30, 2000, inventory decreased approximately $2,060 from December 31, 1999 primarily due to the timing of Burger King and other client promotions.

As of June 30, 2000, accounts payable decreased $10,422 compared to December 31, 1999. This decrease is attributable to payments to vendors associated with the manufacturing related to large fourth quarter 1999 promotional programs.

As of June 30, 2000, accrued liabilities decreased $5,969 compared to December 31, 1999. This decrease is primarily attributable to the payment of employee bonuses related to 1999, the payment of royalty guarantees associated with the restructuring charge recorded in 1998, the payment of royalties associated with fourth quarter 1999 Consumer Products revenue, and the payment of federal and state income taxes related to 1999 net income.

As of June 30, 2000, working capital was $41,395 compared to $11,045 at December 31, 1999. The increase in working capital was primarily due to the cash received from the issuances of senior cumulative participating convertible preferred stock on March 29, 2000 and on June 20, 2000 (see "Issuance of Preferred Stock"). The Company did not have any significant investing activities in the quarter. The Company believes that its cash from operations, cash on hand at June 30, 2000 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

CREDIT FACILITIES

The Company maintains and periodically amends or replaces a credit agreement with two commercial banks that is utilized to finance the seasonal working capital requirements of its operations. The credit facility is secured by substantially all of the Company's assets. The agreement, as amended on July 27, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. There were no amounts outstanding under the credit facility as of June 30, 2000. Letters of credit outstanding as of June 30, 2000 totaled $401. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of June 30, 2000, the Company was in compliance with these covenants.

The Credit Agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates.

ISSUANCE OF PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series A Stock") with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. A payment of $62.5 was made for the quarter ended June 30, 2000.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. A cash dividend of $207 was paid to Crown on June 30, 2000.

Crown currently holds 100% of the outstanding shares of Series A Stock, and consequently, has designated two individuals to the Board of Directors of the Company.

The Series A Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,900 and include an accrual of approximately $1,000 for the present value of the commitment fee discussed above.

STOCK REPURCHASE
The Company's Board of Directors has authorized up to $10,000 for the repurchase of the Company's common stock over the next twelve months. The repurchase program commenced on July 21, 2000. Purchases will be conducted in the open market at prevailing prices, based on market conditions. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt. As of the date hereof, the Company has purchased an aggregate of 20,500 shares at an average price of $12.34 per share.

INFORMATION SYSTEMS

YEAR 2000 UPDATE

To address the year 2000 issue the Company established and implemented a plan to remediate and test its most critical computer systems and applications, including its enterprise resource planning system, computer networks and desktop applications. The plan also included steps to verify that all key third-party suppliers and customers were taking measures to ensure their own readiness. Based on strategic and operational assessments, the Company decided to replace its existing information systems in 1998. The new enterprise resource planning system is designed to enhance management information, financial reporting, inventory management, order entry and cost evaluation and control and has the added benefit of addressing the year 2000 issue. The new enterprise resource planning system went into operation in January 1999. All phases of the year 2000 readiness plan were completed as scheduled. To date, the Company has not experienced any material year 2000 issues with its internal systems or with its third party customers and suppliers. In addition, the Company did not experience any loss of revenues due to the year 2000 issue. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are promptly addressed.

Although unlikely given that the Company has not experienced any year 2000 issues to date, there can be no assurance that any future unforeseen year 2000 issues will not materially adversely affect the Company's results of operations, liquidity and financial position or adversely affect the Company's relationships with customers, vendors or others.

AMERISERVE BANKRUPTCY

The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies, AmeriServe, accounted for more than 50 percent of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000. As of January 31, 2000, AmeriServe owed the Company approximately $28,800 in trade receivables. AmeriServe was able to secure temporary debtor in possession funding to enable it to continue operating in the short-term post bankruptcy.

RSI, a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at approximately $16,000 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of approximately $1,000 for the quarter ended December 31, 1999. A note receivable of approximately $10,500 has been recorded on the accompanying condensed consolidated balance sheet as of December 31, 1999. Approximately $6,600 of the $28,800 pre-petition trade receivables relate to sales made in January 2000. Accordingly, the remaining $5,500 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of approximately $500 for the quarter ending March 31, 2000. This charge was partially offset by approximately $600 of imputed interest income recorded on the note receivable for the six months ended June 30, 2000. The balance of the note receivable as of June 30, 2000 was approximately $12,200, $4,300 of which was classified as long-term.

In a press release issued on April 12, 2000, Burger King announced that "it plans an orderly transition of distribution services as the Burger King(R) system leaves its relationship with AmeriServe Food Distribution, Inc." The press release stated that Burger King had arranged for alternative distribution services for the Burger King restaurants currently served by AmeriServe. The press release further stated that Burger King expects to complete the transition to alternative distributors by July, 2000 and that the debtor-in-possession financing provided by Burger King to AmeriServe would remain in effect until August, 2000. As of July 2000, the transition to alternative distributors was completed. Following such transition, the largest distribution company accounted for approximately 20% of the products purchased from the Company by the Burger King system.

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

POKEMON RECALL AND RELATED MATTERS
On January 21, 2000, a purported class action lawsuit entitled Domingo Quintinilla v. Tex-Best Travel Centers, Inc., Burger King Corporation, and Equity Marketing, Inc. was filed in the District Court of Hidalgo County, Texas. The lawsuit was filed by an individual purporting to represent all individuals in the United States that had received a Pokemon(TM) ball from a Burger King(R) restaurant. On May 26, 2000, the case was dismissed without prejudice by the plaintiff.

In addition to the information regarding the Pokemon(TM) recall and related matters contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 1999, under the heading "Item 3. Legal Proceedings." and the Company's Form 10-Q for the quarter ended March 31, 2000, under the heading "Item 1. Legal Proceedings."

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 29, 2000 and June 20, 2000, the Company sold to Crown an aggregate of 25,000 shares of Series A Stock and warrants to purchase 12,000 shares of Series B Stock and 3,000 shares of Series C Stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Issuance of Preferred Stock"). The sales and issuances of such securities were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Regulation D promulgated thereunder. Appropriate legends are affixed to the securities issued in the aforementioned transactions.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Seventh Amendment to Amended and Restated Credit Agreement dated July 27, 2000 between the Company and Sanwa Bank California and Imperial Bank

                  27.0     Financial Data Schedule

         (b)      Reports on Form 8-K:

                  Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 14th day of August, 2000.


                                  EQUITY MARKETING, INC.



                                  /s/ TERESA P. COVINGTON
                                  -------------------------
                                  Teresa P. Covington
                                  Vice President, Finance
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

        EXHIBIT

         10.1 Seventh Amendment to Amended and Restated Credit Agreement dated July 27, 2000 between the Company and Sanwa Bank
                  California and Imperial Bank

         27.0     Financial Data Schedule