Form 10-Q
period 2000-09-30
EQUITY MARKETING INC
filed 2000-11-14
CIK 911151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

Common Stock, $.001 Par Value, 6,283,896 shares as of November 7, 2000.

                             EQUITY MARKETING, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                               SEPTEMBER 30, 2000


                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                       3

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                       13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                         20

         Item 4.  Submission of Matters to a Vote of Security Holders                                       20

         Item 6.  Exhibit and Report on Form 8-K                                                            21


PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                          DECEMBER 31,       SEPTEMBER 30,
                                                                                              1999                2000
                                                                                          ------------       -------------
                                                                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                               $     7,131      $      32,478
  Accounts receivable (net of allowances of $5,370 and
    $3,498 as of December 31, 1999 and September 30, 2000, respectively)                       37,385             43,043
  Note receivable, current portion                                                              5,024              8,137
  Inventory                                                                                     8,742             23,805
  Prepaid expenses and other current assets                                                     5,696              6,282
                                                                                          -----------        -----------
         Total current assets                                                                  63,978            113,745
FIXED ASSETS, net                                                                               4,907              4,276
INTANGIBLE ASSETS, net                                                                         21,846             21,286
NOTE RECEIVABLE, long-term portion                                                              5,491              2,151
OTHER ASSETS                                                                                    1,022              1,447
                                                                                        -------------    ---------------
         Total assets                                                                     $    97,244       $    142,905
                                                                                          ===========       ============



              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                                       1999             2000
                                                                                   ------------     -----------
                                                                                                    (UNAUDITED)
CURRENT LIABILITIES:
  Short-term debt                                                                   $  12,500       $    --
  Accounts payable                                                                     21,726          37,849
  Accrued liabilities                                                                  18,707          29,638
                                                                                    ---------       ---------
         Total current liabilities                                                     52,933          67,487
LONG-TERM LIABILITIES                                                                   2,286           2,391
                                                                                    ---------       ---------
         Total liabilities                                                             55,219          69,878
                                                                                    ---------       ---------

COMMITMENTS AND CONTINGENCIES

Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value, 25,000 issued and outstanding, stated at
  liquidation preference of $1,000 per share ($25,000), net of issuance costs            --            23,092
                                                                                    ---------       ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share; 1,000,000
    shares authorized, 25,000 Series A issued and outstanding                            --              --
  Common stock, par value $.001 per share, 20,000,000
    shares authorized, 6,220,100 and 6,291,596 shares outstanding
    as of December 31, 1999 and September 30, 2000, respectively                         --              --
  Additional paid-in capital                                                           15,942          17,665
  Retained earnings                                                                    28,477          35,774
                                                                                    ---------       ---------
                                                                                       44,419          53,439
Less--
  Treasury stock, 1,921,299 and 2,008,399 shares, at cost, as of
    December 31, 1999 and September 30, 2000, respectively                             (2,129)         (3,277)
  Stock subscription receivable                                                           (21)            (21)
  Unearned compensation                                                                  (244)           (206)
                                                                                    ---------       ---------
         Total stockholders' equity                                                    42,025          49,935
                                                                                    ---------       ---------
         Total liabilities and stockholders' equity                                 $  97,244       $ 142,905
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

                             EQUITY MARKETING, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ---------------------------    ----------------------------
                                                         1999           2000           1999            2000
                                                     ------------    -----------    -----------    -------------
REVENUES                                             $    53,334     $    56,026    $   136,802     $   154,817
COST OF SALES                                             39,295          39,589        102,832         114,279
                                                     -----------     -----------    -----------     -----------
         Gross profit                                     14,039          16,437         33,970          40,538
                                                     -----------     -----------    -----------     -----------


OPERATING EXPENSES:
  Salaries, wages and benefits                             4,433           5,730         11,349          12,877
  Selling, general and administrative                      5,075           5,233         13,720          15,294
  Restructuring gain                                        (240)           --             (641)           --
                                                     -----------     -----------    -----------     -----------
         Total operating expenses                          9,268          10,963         24,428          28,171
                                                     -----------     -----------    -----------     -----------
         Income from operations                            4,771           5,474          9,542          12,367
OTHER  INCOME (EXPENSE), net                                (151)            391           (590)            746
                                                     -----------     -----------    -----------     -----------
         Income before provision for income taxes          4,620           5,865          8,952          13,113
PROVISION FOR INCOME TAXES                                 1,848           2,346          3,581           5,234
                                                     -----------     -----------    -----------     -----------
         Net income                                  $     2,772     $     3,519    $     5,371     $     7,879
                                                     ===========     ===========    ===========     ===========

NET INCOME                                           $     2,772     $     3,519    $     5,371     $     7,879
PREFERRED STOCK DIVIDENDS                                   --               375           --               582
                                                     -----------     -----------    -----------     -----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                2,772           3,144          5,371           7,297
                                                     ===========     ===========    ===========     ===========

BASIC NET INCOME PER SHARE                           $      0.44     $      0.50    $      0.86     $      1.16
                                                     ===========     ===========    ===========     ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING              6,230,906       6,307,650      6,221,374       6,278,516
                                                     ===========     ===========    ===========     ===========


DILUTED NET INCOME PER SHARE                         $      0.42     $      0.42    $      0.84     $      1.06
                                                     ===========     ===========    ===========     ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING            6,533,737       8,288,741      6,387,617       7,403,427
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

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                              ---------------------------
                                                                                                1999               2000
                                                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $  5,371       $  7,879
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                              2,050          1,972
        Provision for doubtful accounts                                                              298            867
        Loss on asset disposal                                                                        11           --
        Tax benefit from exercise of stock options                                                    39            295
        Issuance of treasury stock to 401(k) Tax Deferred Saving Plan                                195           --
        Other                                                                                        (31)          --
        Changes in operating assets and liabilities:
           Increase (decrease) in cash and cash equivalents:
              Accounts receivable                                                                 25,680         (6,525)
              Note receivable                                                                       --              227
              Inventory                                                                            3,419        (15,063)
              Prepaid expenses and other current assets                                            1,394           (586)
              Other assets                                                                          (759)          (425)
              Accounts payable                                                                   (13,572)        16,123
              Accrued liabilities                                                                   (920)        10,076
              Long-term liabilities                                                                   26            105
                                                                                                --------       --------
         Net cash provided by operating activities                                                23,201         14,945
                                                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                                                                    (466)          (453)
       Proceeds from sale of fixed assets                                                             10             21
       Payment for purchase of Contract Marketing, Inc. and U.S. Import and Promotions Co.          (149)          (349)
                                                                                                --------       --------
         Net cash used in investing activities                                                      (605)          (781)
                                                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments on short-term debt                                                             (29,000)       (12,500)
       Preferred stock dividends paid                                                               --             (582)
       Proceeds from issuance of preferred stock and warrants including $855 of
         accrued offering costs not yet paid                                                        --           24,305
       Purchase of treasury stock                                                                   --           (1,148)
       Proceeds from exercise of stock options                                                        51          1,108
                                                                                                --------       --------
         Net cash (used in) provided by financing activities                                     (28,949)        11,183
                                                                                                --------       --------
         Net (decrease) increase in cash and cash equivalents                                     (6,353)        25,347
CASH AND CASH EQUIVALENTS, beginning of period                                                     7,250          7,131
                                                                                                --------       --------
CASH AND CASH EQUIVALENTS, end of period                                                        $    897       $ 32,478
                                                                                                ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
    Interest                                                                                    $    835       $    444
                                                                                                ========       ========
    Income taxes                                                                                $  1,110       $  5,756
                                                                                                ========       ========



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
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

Certain reclassifications have been made to the accompanying 1999 financials statements to conform them to the current period presentation.

NET INCOME PER SHARE

Basic net income per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders represent reported net income less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 320,000 and 1,296,666 shares of common stock, $.001 par value per share (the "Common Stock"), as of September 30, 1999 and 2000, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income available to common stockholders" and other disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                                                     For the Three Months Ended September 30,
                                                                   1999                                    2000
----------------------------------------------------------------------------------------------------------------------------------
                                                   Income         Shares     Per Share       Income         Shares     Per Share
                                                (Numerator)   (Denominator)   Amount      (Numerator)   (Denominator)    Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
   Income available to common stockholders      $    2,772       6,230,906      $.44      $    3,144       6,307,650      $.50
                                                                                ====                                      ====
Preferred stock dividends                             --              --                         375            --
Effect of Dilutive Securities:
     Options and warrants                             --           302,831                      --           286,176
Convertible preferred stock                           --              --                        --         1,694,915
                                                ----------       ---------                ----------       ---------
Dilutive EPS:
   Income available to common
   stockholders and assumed conversion          $    2,772       6,533,737      $.42      $    3,519       8,288,741      $.42
                                                ==========       =========      ====      ==========       =========      ====



                                                                  For the Nine Months Ended September 30,
                                                                 1999                                 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Income          Shares     Per Share      Income         Shares      Per Share
                                                (Numerator)    (Denominator)   Amount     (Numerator)   (Denominator)    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
   Income available to common stockholders      $   5,371        6,221,374      $ .86      $   7,297      6,278,516        $1.16
                                                                                =====                                      =====
Preferred stock dividends                            --               --                         582           --
Effect of Dilutive Securities:
     Options and warrants                            --            166,243                      --          246,623
Convertible preferred stock                          --               --                        --          878,288
                                                ---------        ---------                 ---------      ---------
Dilutive EPS:
   Income available to common
   stockholders and assumed conversion          $   5,371        6,387,617      $ .84      $   7,879      7,403,427        $1.06
                                                =========        =========      =====      =========      =========        =====


INVENTORY

Inventory consists of production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and purchased finished goods held for sale to customers and purchased finished goods in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1999 and September 30, 2000, inventory consisted of the following:


                                                               DECEMBER 31,         SEPTEMBER 30,
                                                                   1999                 2000
                                                               -----------          -----------
Production-in-process                                           $   1,088          $     4,447
Finished goods                                                      7,654               19,358
                                                             ------------        -------------
                                                                $   8,742           $   23,805
                                                              ===========         ============

NOTE 3  --  SHORT-TERM DEBT

At December 31, 1999 and September 30, 2000, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. The agreement, as amended on July 27, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.00 and
3.00 percent or a variable rate equivalent to the lead bank's reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of September 30, 2000, the Company was in compliance with these requirements.

As of December 31, 1999, there was $12,500 outstanding under the Credit Agreement. There were no amounts outstanding under the Credit Agreement at September 30, 2000. Letters of credit outstanding as of December 31, 1999 and September 30, 2000 totaled $401 and $2,389, respectively.

NOTE 4  --  RESTRUCTURING RESERVE

On December 21, 1998, the Company announced its decision to exit the event-based-license consumer products business along with its retail collector pin business. In connection with this decision, the Company recorded a restructuring charge of $4,121 in 1998. The restructuring charge includes a provision for projected minimum royalty guarantee shortfalls associated with long-term licenses which the Company has decided to discontinue, severance for workforce reductions of 30 employees, a provision for outstanding inventory purchase commitments on purchase orders the Company cancelled, and a provision for costs associated with the planned closure of the Company's warehouse facility. Details of the restructuring charge are as follows:

                                                                                                         Utilized Nine
                                               Original   Utilized     Utilized   Reversed    Charged     Months Ended     To Be
                                                Charge      1998         1999       1999        1999     Sept. 30, 2000   Utilized
-----------------------------------------------------------------------------------------------------------------------------------
Provision for projected minimum royalty
     guarantee shortfalls                      $ 2,187     $    --     $  (267)    $  (641)    $    --      $(1,062)       $   217
Employee severance and termination benefits        738        (127)       (648)         --          37           --             --
Outstanding inventory purchase commitments         800          --        (716)         --          --           --             84
Lease commitment for warehouse facility            396          --         (31)         --          --          (22)           343
-----------------------------------------------------------------------------------------------------------------------------------
                                               $ 4,121     $  (127)    $(1,662)    $  (641)    $    37      $(1,084)       $   644
===================================================================================================================================

NOTE 5 -  MANDATORY REDEEMABLE PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series A Stock") with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in the aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. The Company has paid $125 in fees for the nine months ended September 30, 2000.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. A cash dividend of $375 was paid to Crown on September 30, 2000. Total dividend payments for the nine months ended September 30, 2000 amounted to $582.

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

POKEMON RECALL AND RELATED MATTERS
On May 4, 2000, a lawsuit entitled Estate of Kira Alexis Murphy, Madelyne Ariana Alto, Netanya Noel Alto and Jill Ann Alto v. Burger King Corporation, Fast Food Enterprise of California, Inc., Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. B C229358, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by plaintiffs who allege that the Pokemon(TM) ball caused the death of Kira Alexis Murphy. The lawsuit asserted causes of action for product liability, breach of warranty, wrongful death and negligent infliction of emotional distress, and sought an unspecified amount of damages and attorneys' fees. During the reporting period, the lawsuit was settled. The settlement was not material to the Company's financial condition or results of operations.

On August 11, 2000, two lawsuits entitled Ashley L. Jones v. Burger King Corporation, Southdown Corporation, Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. 49D130008CT001170, and Sheila Jones v. Burger King Corporation, Southdown Corporation, Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. 49D050008CT001154, were filed in the Superior Court of the State of Indiana for the County of Marion. The lawsuits were filed by plaintiffs who allege that the Pokemon(TM) ball caused the death of Zachary B. Jones. The lawsuits assert causes of action for negligence, product liability, breach of warranty, wrongful death and negligent infliction of emotional distress, and seek an unspecified amount of compensatory and punitive damages and attorneys' fees. On September 7, 2000, the lawsuits were removed to the United States District Court for the Southern District of Indiana, Indianapolis Division (Case No. IP00-1400 C Y/G and Case No. IP00-1401 C B/S, respectively).

The Company may be contractually required to indemnify Burger King and its franchisees for the expenses and damages, if any, incurred in connection with these two lawsuits. Burger King has requested indemnification for such expenses and damages, if any. While the Company believes these lawsuits are without merit and intends to defend them vigorously, they may, regardless of the outcome, result in substantial expenses and damages to the Company and may significantly divert the attention of the Company's management. There can be no assurance that the Company will be able to achieve favorable settlements of these lawsuits, will be able to obtain favorable resolutions of such lawsuits if they are not settled or that the Company's insurance carriers will cover all of the Company's obligations thereunder. Unfavorable resolutions of these lawsuits or prolonged litigation, the costs of which may be substantial, could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition to the information regarding the Pokemon(TM) recall and related matters contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 1999, under the heading "Item 3. Legal Proceedings." and the Company's Form 10-Qs for the quarters ended March 31, 2000 and June 30, 2000, under the heading "Item 1. Legal Proceedings."

NOTE 7  -  SEGMENTS

The Company has identified two reportable segments through which it conducts its continuing operations: promotions and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The promotions segment produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional products are based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and other retailers, who in turn sell the products to consumers.

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

INDUSTRY SEGMENTS


                                                      AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                    ------------------------------------------------------------
                                                                           CONSUMER
                                                       PROMOTIONS          PRODUCTS         CORPORATE      TOTAL
----------------------------------------------------------------------------------------------------------------
Total revenues                                      $    47,651         $     5,683       $      -      $ 53,334
================================================================================================================
Income (loss) before provision (benefit)
  for income taxes                                  $     9,693         $       (10)      $    (5,063)  $  4,620
Provision (benefit) for income taxes                      3,877                  (4)           (2,025)     1,848
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $     5,816         $        (6)      $    (3,038)  $  2,772
================================================================================================================

Fixed asset additions, net                          $      -            $      -          $       294   $    294
================================================================================================================
Depreciation and amortization                       $       186         $       126       $       367   $    679
================================================================================================================
Total assets                                        $    35,737         $     5,054       $    36,279   $ 77,070
================================================================================================================


                                                       AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                    ------------------------------------------------------------
                                                                           CONSUMER
                                                       PROMOTIONS          PRODUCTS         CORPORATE      TOTAL
----------------------------------------------------------------------------------------------------------------
Total revenues                                      $    47,652         $     8,374       $      -      $ 56,026
================================================================================================================

Income (loss) before provision (benefit)
  for income taxes                                  $    10,066         $     1,703       $    (5,904)  $  5,865
Provision (benefit) for income taxes                      4,026                 681            (2,361)     2,346
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $     6,040         $     1,022       $    (3,543)  $  3,519
================================================================================================================

Fixed asset additions, net                          $      -            $      -          $       109   $    109
================================================================================================================
Depreciation and amortization                       $       183         $       119       $       355   $    657
================================================================================================================
Total assets                                        $    80,901         $    17,480       $    44,524   $142,905
================================================================================================================


                                                    AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                           CONSUMER
                                                       PROMOTIONS          PRODUCTS         CORPORATE      TOTAL
----------------------------------------------------------------------------------------------------------------
Total revenues                                      $   122,723         $    14,079       $      -      $136,802
================================================================================================================
Income (loss) before provision (benefit)
  for income taxes                                  $    24,047         $    (1,227)      $   (13,868)  $  8,952
Provision (benefit) for income taxes                      9,619                (491)           (5,547)     3,581
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $    14,428         $      (736)      $    (8,321)  $  5,371
================================================================================================================

Fixed asset additions, net                          $      -            $      -          $       466   $    466
================================================================================================================
Depreciation and amortization                       $       561         $       383       $     1,106   $  2,050
================================================================================================================
Total assets                                        $    35,737         $     5,054       $    36,279   $ 77,070
================================================================================================================


                                                        AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                   -------------------------------------------------------------
                                                                           CONSUMER
                                                       PROMOTIONS          PRODUCTS         CORPORATE      TOTAL
----------------------------------------------------------------------------------------------------------------
Total revenues                                      $   138,482         $    16,335       $      -      $154,817
================================================================================================================

Income (loss) before provision (benefit)
  for income taxes                                  $    24,398         $     2,470       $   (13,755)  $ 13,113
Provision (benefit) for income taxes                      9,738                 986            (5,490)     5,234
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $    14,660         $     1,484       $    (8,265)  $  7,879
================================================================================================================

Fixed asset additions, net                          $      -            $      -          $       453   $    453
================================================================================================================
Depreciation and amortization                       $       548         $       356       $     1,068   $  1,972
================================================================================================================
Total assets                                        $    80,901         $    17,480       $    44,524   $142,905
================================================================================================================

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

Restaurant Services, Inc. ("RSI"), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at approximately $16,000 and the satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of approximately $1,000 for the year ended December 31, 1999. A note receivable of approximately $10,500 has been recorded on the accompanying condensed consolidated balance sheet as of December 31, 1999. Approximately $6,600 of the $28,800 pre-petition trade receivables relate to sales made in January 2000. Accordingly, the remaining $5,500 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of approximately $500 for the quarter ended March 31, 2000. This charge was offset by approximately $900 of imputed interest income recorded on the note receivable for the nine months ended September 30, 2000. The balance of the note receivable as of September 30, 2000 was $10,288, $2,151 of which was classified as long-term.

In a press release issued on April 12, 2000, Burger King announced that "it plans an orderly transition of distribution services as the Burger King(R) system leaves its relationship with AmeriServe Food Distribution, Inc." The press release stated that Burger King had arranged for alternative distribution services for the Burger King restaurants currently served by AmeriServe. The press release further stated that Burger King expects to complete the transition to alternative distributors by July 2000 and that the debtor-in-possession financing provided by Burger King to AmeriServe would remain in effect until August 2000. As of July 2000, the transition to alternative distributors was completed. Following such transition, the largest distribution company accounted for approximately 20% of the products purchased from the Company by the Burger King system.

NOTE 9 - STOCK REPURCHASE

The Company's Board of Directors has authorized up to $10,000 for the repurchase of the Company's common stock over the next twelve months. The repurchase program commenced on July 21, 2000. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt. As of September 30, 2000, the Company has purchased an aggregate of 87,100 shares at an average price of $13.18 per share. From October 1, 2000 through November 7, 2000, the Company purchased an additional 14,100 shares at an average price of $13.26 per share.

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

MARKETPLACE RISKS

o Dependence on a single customer, Burger King, which may adversely affect the Company's financial condition and results of operations
o Availability and pricing of raw materials. Virtually all of the Company's raw materials are available from numerous suppliers. However, a worldwide shortage of electronic components could impact our ability to meet customer demand. In addition, prices for plastics, a major component of the Company's products, began rising in late 1999 as a result of the increase in petroleum prices. This trend is continuing in 2000. The Company does not have long-term supply contracts in place with its suppliers. Accordingly, continued shortages of electronic components or petroleum price increases could result in higher prices for the Company's products which the Company may not be able to pass on to its customers. Any such failure could negatively impact the Company's business, financial condition or results of operations
o Significant quarter-to-quarter variability in the Company's revenues and net income, which may result in operating results below the expectations of securities analysts and investors
o Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company's financial condition and results of operations
o Dependence on the ability to license, develop and market new products, which may adversely affect the Company's financial condition and results of operations
o Increased competitive pressure, which may affect the sales of the Company's products
o Dependence on foreign manufacturers, which may increase the costs of the Company's products and affect the demand for such products
o Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies, AmeriServe Food Distribution, Inc. ("AmeriServe"), accounted for more than 50% of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000 (see "AmeriServe Bankruptcy"). Transition from AmerisServe to other distributors was completed during July 2000. Following such transition, the largest distribution company currently accounts for approximately 20% of the products purchased from the Company by the Burger King system.

FINANCING RISKS

o Currency fluctuations, which may affect the Company's suppliers and the Company's reportable income
o Need for additional working capital to fund the Company's business, which may not be available at all or on favorable terms when required

OTHER RISKS

o Potential negative impact of past or future acquisitions, which may disrupt the Company's ongoing business, distract senior management and increase expenses
o Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company
o Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs
o Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. The Company's product liability insurance coverage generally excludes such costs and damages resulting from product recall

The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 1999, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements and Risk Factors."

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:


                                                        THREE MONTHS            NINE MONTHS
                                                     ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                     -------------------     -------------------
                                                      1999         2000       1999          2000
                                                     ------       ------     ------        -----
Revenues                                             100.0%       100.0%      100.0%       100.0%
Cost of sales                                         73.7         70.7        75.2         73.8
                                                     -----        -----       -----        -----

       Gross profit                                   26.3         29.3        24.8         26.2
                                                     -----        -----       -----        -----
Operating Expenses:
  Salaries, wages and benefits                         8.3         10.2         8.3          8.3
  Selling, general and administrative                  9.5          9.3        10.0          9.9
  Restructuring gain                                  (0.4)          --         (.5)          --
                                                     -----        -----       -----        -----
       Total operating expenses                       17.4         19.5        17.8         18.2
                                                     -----        -----       -----        -----
       Income from operations                          8.9          9.8         7.0          8.0
Interest income (expense), net                        (0.2)         0.7         (.4)         0.5
                                                     -----        -----       -----        -----
       Income before provision for income taxes        8.7         10.5         6.6          8.5
Provision for income taxes                             3.5          4.2         2.6          3.4
                                                     -----        -----       -----        -----
         Net income                                    5.2%         6.3%        4.0%         5.1%
                                                     =====        =====       =====        =====


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


                                          FOR THREE MONTHS ENDED SEPTEMBER 30,    FOR NINE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------     -----------------------------------
                                                 1999               2000                  1999                2000
--------------------------------------------------------------------------------------------------------------------
Net income                                     $ 2,772            $ 3,519               $  5,371          $  7,879
Less:  Restructuring gain                          240               --                      641              --
Add:   Depreciation and amortization               679                656                  2,050             1,972
       Interest (income) expense, net              151               (391)                   590              (746)
       Provision for income taxes                1,848              2,346                  3,581             5,234
--------------------------------------------------------------------------------------------------------------------
EBITDA                                         $ 5,210            $ 6,130                $10,951           $14,339
====================================================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (000'S OMITTED):

Revenues for the three months ended September 30, 2000 increased $2,692 or 5% to $56,026 from $53,334 in the comparable period in 1999. Promotions revenues were consistent with prior year levels. Promotions revenues were $47,652 for the three months ended September 30, 2000 compared to $47,651 in the comparable period in 1999. Consumer Product revenues increased $2,691 to $8,374 from $5,683 primarily due to higher sales in Scooby-Doo and Tub Tints product, partially offset by reduced sales of Headliners(R).

Cost of sales increased $294 to $39,589 (70.7% of revenues) for the three months ended September 30, 2000 from $39,295 (73.7% of revenues) in the comparable period in 1999 due to higher sales in 2000. The gross margin percentage for the period increased to 29.3% for the three months ended September 30, 2000 from 26.3% in the comparable period for 1999. The increased margin percentage is due to a shift in the Company's revenue mix, resulting from growth in 2000 in Consumer Product and international promotional product revenues, which tend to carry higher gross margins.

Salaries, wages and benefits increased $1,297, or 29.3% to $5,730 (10.2% of revenues). This increase was primarily due to staffing additions resulting from the Company's current growth initiatives in 2000 and also due to the accrual of performance bonuses for employees in 2000.

Selling, general and administrative expenses increased $158, or 3.1% to $5,233 (9.3% of revenues). This increase is due primarily to an increase in creative design and development costs associated with several large promotional programs, and commissions and bad debts expenses related to the increase in Consumer Product sales volumes.

Net interest income was $391 for the three months ended September 30, 2000 compared to net interest expense of $151 for the three months ended September 30, 1999. The net interest income in 2000 was primarily attributable to approximately $300 of imputed interest income recorded on a note receivable (see "AmeriServe Bankruptcy") and to interest earned on the cash proceeds received from the issuance of preferred stock (see "Issuance of Preferred Stock").

The effective tax rate for the three months ended September 30, 2000 was 40.0% which is consistent with the effective tax rate for the same period in 1999.

Net income increased $747 or 26.9% to $3,519 (6.3% of revenues) from $2,772 (5.2% of revenues) in 1999 primarily due to greater gross profit earned in 2000 partially offset by increased salaries, wages and benefits and selling, general and administrative expenses.

In 2000, EBITDA increased $920 or 17.7% to $6,130 from $5,210 in 1999 primarily due to greater gross profit earned in 2000. This increase was partially offset by the increase in salaries, wages and benefits and selling, general and administrative expenses for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (000'S OMITTED):

Revenues for the nine months ended September 30, 2000 increased $18,015 or 13.2% to $154,817 from $136,802 in the comparable period in 1999. Promotions revenues increased $15,759 to $138,482 primarily as a result of increased revenues associated with several large promotions during the first half of 2000. Consumer Products revenues increased $2,256 to $16,335. Excluding liquidation sales of discontinued consumer product lines of $2,415 in 1999 related to the Company's decision to exit the event-based license consumer product business, sales increased $4,671 primarily due to increased sales in Scooby-Doo and Tub Tints product, partially offset by reduced sales of Headliners(R).

Cost of sales increased $11,447 to $114,279 (73.8% of revenues) for the nine months ended September 30, 2000 from $102,832 (75.2% of revenues) in the comparable period in 1999 due to higher sales in 2000. The gross margin percentage for the period increased to 26.2% for the nine months ended September 30, 2000 from 24.8% in the comparable period for 1999. This increase is partially a result of lower than expected returns and better than expected sales from a promotional program, which was closed in the prior year. The increase was also due to a shift in the Company's revenue mix, resulting from growth in 2000 in Consumer Product and international promotional product revenues, which tend to carry higher gross margins.

Salaries, wages and benefits increased $1,528, or 13.5% to $12,877 (8.3% of revenues). This increase was primarily due to staffing additions resulting from the Company's current growth initiatives in 2000 and also due to the accrual of performance bonuses for employees in 2000.

Selling, general and administrative expenses increased $1,574, or 11.5% to $15,294 (9.9% of revenues). This increase is due primarily to increased freight out and warehousing costs resulting from the increase in sales volume. Approximately $500 of this increase resulted from additional bad debt expense recorded for the bankruptcy of AmeriServe (see "AmeriServe Bankruptcy"). This increase is also a result of higher creative design and development costs associated with several large promotional programs.

Net interest income was $746 for the nine months ended September 30, 2000 compared to net interest expense of $590 for the nine months ended September 30, 1999. The net interest income in 2000 was attributable to approximately $900 of imputed interest income recorded on a note receivable (see "AmeriServe Bankruptcy") and to interest earned on the cash proceeds received from the issuance of preferred stock (see "Issuance of Preferred Stock") partially offset by interest expense on the line of credit through June 2000.

The effective tax rate for the nine months ended September 30, 2000 was 39.9% which is consistent with the 40.0% tax rate recorded for the nine months ended September 30, 1999.

Net income increased $2,508 or 46.7% to $7,879 (5.1% of revenues) from $5,371 (4.0% of revenues) in 1999 primarily due to greater gross profit earned on the increased revenues in 2000 partially offset by increased salaries, wages and benefits and selling, general and administrative expenses.

In 2000, EBITDA increased $3,388 or 30.9% to $14,339 from $10,951 in 1999 primarily due to greater gross profit earned on increased revenues in 2000. This increase was partially offset by the increase in salaries, wages and benefits and selling, general and administrative expenses for the nine months ended September 30, 2000.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2000, the Company's investment in accounts receivable increased $5,658 from the balance at December 31, 1999. This increase was attributable to a large promotional program and Consumer Product sales which shipped late in the third quarter. As of September 30, 2000, inventory increased $15,063 from December 31, 1999 primarily due to the timing of promotional programs for Burger King Corporation and other clients, which are to be delivered in the fourth quarter.

As of September 30, 2000, accounts payable increased $16,123 compared to December 31, 1999. This increase is attributable to increased inventory levels related to large fourth quarter 2000 promotional programs.

As of September 30, 2000, accrued liabilities increased $10,931 compared to December 31, 1999. This increase is primarily attributable to royalty and administrative fees collected from distribution companies on behalf of promotional customers. These fees will be remitted to the customers.

As of September 30, 2000, working capital was $46,258 compared to $11,045 at December 31, 1999. The increase in working capital was primarily due to the cash received from the issuances of senior cumulative participating convertible preferred stock on March 29, 2000 and on June 20, 2000 (see "Issuance of Preferred Stock") and cash generated by operating activities for the nine months ended September 30, 2000. The Company believes that its cash from operations, cash on hand at September 30, 2000 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

CREDIT FACILITIES

The Company maintains and periodically amends or replaces a credit agreement with two commercial banks that is utilized to finance the seasonal working capital requirements of its operations. The credit facility is secured by substantially all of the Company's assets. The agreement, as amended on July 27, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. There were no amounts outstanding under the credit facility as of September 30, 2000. Letters of credit outstanding as of September 30, 2000 was $2,389. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of September 30, 2000, the Company was in compliance with these covenants.

The Credit Agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates.

ISSUANCE OF PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series A Stock") with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. The Company has paid $125 in fees for the nine months ended September 30, 2000.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. A cash dividend of $375 was paid to Crown on September 30, 2000. Total dividend payments for the nine months ended September 30, 2000 amounted to $582.

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

STOCK REPURCHASE

The Company's Board of Directors has authorized up to $10,000 for the repurchase of the Company's common stock over the next twelve months. The repurchase program commenced on July 21, 2000. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt. As of September 30, 2000, the Company has purchased an aggregate of 87,100 shares at an average price of $13.18 per share. From October 1, 2000 through November 7, 2000, the Company purchased an additional 14,100 shares at an average price of $13.26 per share.

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

RSI, a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at approximately $16,000 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of approximately $1,000 for the quarter ended December 31, 1999. A note receivable of approximately $10,500 has been recorded on the accompanying condensed consolidated balance sheet as of December 31, 1999. Approximately $6,600 of the $28,800 pre-petition trade receivables relate to sales made in January 2000. Accordingly, the remaining $5,500 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of approximately $500 for the quarter ending March 31, 2000. This charge was offset by approximately $900 of imputed interest income recorded on the note receivable for the nine months ended September 30, 2000. The balance of the note receivable as of September 30, 2000 was $10,288, $2,151 of which was classified as long-term.

In a press release issued on April 12, 2000, Burger King announced that "it plans an orderly transition of distribution services as the Burger King(R) system leaves its relationship with AmeriServe Food Distribution, Inc." The press release stated that Burger King had arranged for alternative distribution services for the Burger King restaurants currently served by AmeriServe. The press release further stated that Burger King expects to complete the transition to alternative distributors by July 2000 and that the debtor-in-possession financing provided by Burger King to AmeriServe would remain in effect until August 2000. As of July 2000, the transition to alternative distributors was completed. Following such transition, the largest distribution company accounted for approximately 20% of the products purchased from the Company by the Burger King system.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

POKEMON RECALL AND RELATED MATTERS

On May 4, 2000, a lawsuit entitled Estate of Kira Alexis Murphy, Madelyne Ariana Alto, Netanya Noel Alto and Jill Ann Alto v. Burger King Corporation, Fast Food Enterprise of California, Inc., Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. B C229358, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by plaintiffs who allege that the Pokemon(TM) ball caused the death of Kira Alexis Murphy. The lawsuit asserted causes of action for product liability, breach of warranty, wrongful death and negligent infliction of emotional distress, and sought an unspecified amount of damages and attorneys' fees. During the reporting period, the lawsuit was settled. The settlement was not material to the Company's financial condition or results of operations.

On August 11, 2000, two lawsuits entitled Ashley L. Jones v. Burger King Corporation, Southdown Corporation, Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. 49D130008CT001170, and Sheila Jones v. Burger King Corporation, Southdown Corporation, Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. 49D050008CT001154, were filed in the Superior Court of the State of Indiana for the County of Marion. The lawsuits were filed by plaintiffs who allege that the Pokemon(TM) ball caused the death of Zachary B. Jones. The lawsuits assert causes of action for negligence, product liability, breach of warranty, wrongful death and negligent infliction of emotional distress, and seek an unspecified amount of compensatory and punitive damages and attorneys' fees. On September 7, 2000, the lawsuits were removed to the United States District Court for the Southern District of Indiana, Indianapolis Division (Case No. IP00-1400 C Y/G and Case No. IP00-1401 C B/S, respectively).

The Company may be contractually required to indemnify Burger King and its franchisees for the expenses and damages, if any, incurred in connection with these two lawsuits. Burger King has requested indemnification for such expenses and damages, if any. While the Company believes these lawsuits are without merit and intends to defend them vigorously, they may, regardless of the outcome, result in substantial expenses and damages to the Company and may significantly divert the attention of the Company's management. There can be no assurance that the Company will be able to achieve favorable settlements of these lawsuits, will be able to obtain favorable resolutions of such lawsuits if they are not settled or that the Company's insurance carriers will cover all of the Company's obligations thereunder. Unfavorable resolutions of these lawsuits or prolonged litigation, the costs of which may be substantial, could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition to the information regarding the Pokemon(TM) recall and related matters contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 1999, under the heading "Item 3. Legal Proceedings." and the Company's Form 10-Qs for the quarters ended March 31, 2000 and June 30, 2000, under the heading "Item 1. Legal Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on September 7, 2000. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were approved by the Stockholders:


                                                       Votes For    Votes Against     Abstentions and
                                                                     or Withheld     Broker Non-Votes
                                                     ------------   -------------    -----------------
1.       Election of Directors
         by holders of Common Stock
         Stephen P. Robeck                           5,459,923            --             250,778
         Donald A. Kurz                              5,460,001            --             250,700
         Mitchell H. Kurz                            5,460,001            --             250,700
         Bruce Raben                                 5,462,876            --             247,825
         Sanford R. Climan                           5,462,976            --             247,725
2.       Election of Directors by holders of
         Series A Preferred Stock
         Peter Ackerman                                 25,000            --                --
         Jeffrey S. Deutschman                          25,000            --                --
3.       Approval of the Equity Marketing,Inc.       5,096,187          430,275           15,915
         2000 Stock Option Plan
4.       Ratification of Arthur Andersen LLP         7,397,181            6,970            1,465
         as the Company's Independent
         Auditor

ITEM 6. EXHIBIT AND REPORT ON FORM 8-K

(a)  Exhibit:

     27.0     Financial Data Schedule

(b)  Report on Form 8-K:

     Report on Form 8-K filed with the Securities and Exchange
     Commission on October 20, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 14th day of November, 2000.


                                            EQUITY MARKETING, INC.



                                            /s/ LAWRENCE J. MADDEN
                                            ----------------------------------
                                            Lawrence J. Madden
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT


27.0          Financial Data Schedule