Form 10-K
period 2000-12-31
EQUITY MARKETING INC
filed 2001-04-02
CIK 911151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2001 was $30,760,368

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                              Number of Shares
                                                               outstanding on
                                                               March 22, 2001
                                                              ----------------
   Common Stock, $0.001 par value..........................       6,104,411

Documents Incorporated by Reference: Certain portions of the Registrant's Proxy Statement relating to Registrant's annual meeting of stockholders scheduled to be held on September 13, 2001 are incorporated by reference into Part III of this Form 10-K.

                             EQUITY MARKETING, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2000

                               ITEMS IN FORM 10-K

                                                                                           Page
                                                                                           ----
Part I

           Item 1.   Business                                                                2

           Item 2.   Properties                                                              5

           Item 3.   Legal Proceedings                                                       6

           Item 4.   Submission of Matters to a Vote of Security Holders                     7

Part II

           Item 5.   Market for the Registrant's Common Equity and Related
                     Stockholder Matters                                                     7

           Item 6.   Selected Financial Data                                                 8

           Item 7.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                               9

           Item 7A.  Quantitative and Qualitative Disclosures About Market Risk             17

           Item 8.   Financial Statements and Supplementary Data                            17

           Item 9.   Changes In and Disagreements With Accountants on Accounting
                     and Financial Disclosure                                               17

Part III

           Item 10.  Directors and Executive Officers of the Registrant                     18

           Item 11.  Executive Compensation                                                 20

           Item 12.  Security Ownership of Certain Beneficial Owners and Management         20

           Item 13.  Certain Relationships and Related Transactions                         20

Part IV

           Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        21

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

                                     PART I

ITEM 1. BUSINESS

($000's omitted)

GENERAL

Equity Marketing, Inc., a Delaware corporation ("Equity Marketing" or the "Company"), is a provider of integrated custom promotional products and marketing services that builds sales and brand awareness for domestic and international quick service restaurant chains, oil and gas companies, packaged goods companies and mass market retailers. The Company also designs, develops, manufactures and promotes consumer products that complement its promotions business and that are distributed primarily through mass market and specialty retailers, as well as international distributors. The Company's products include character figurines, action vehicles, drinking vessels, watches, plush toys, play sets and a variety of other items. Programs of the promotions division of the Company, Equity Promotions ("Equity Promotions" or "Promotions"), are utilized primarily in promotional campaigns implemented by quick service restaurant and consumer products customers, which include Burger King Corporation ("Burger King"), The Coca-Cola Company and CVS/pharmacy. Equity Consumer Products ("Equity Consumer Products" or "Consumer Products"), the consumer products division of the Company, designs and produces niche products based on trademarks owned by the Company such as Headliners(R) and Tub Tints(R) or on classic, time-tested licensed properties such as Scooby-Doo(TM) for sale to major mass market and specialty market retailers such as Toys 'R' Us, Inc. ("Toys 'R' Us"), Wal-Mart Stores, Inc. ("Wal-Mart"), Target Stores, Inc. ("Target"), Spencer Gifts, Inc., and to various international distributors worldwide.

The Company's promotional programs are often based upon characters from entertainment properties licensed by television and motion picture studios and others. Licenses for characters upon which Equity Promotions' programs are based are generally obtained directly by the Company's customers (often with the Company's assistance) from licensors, including Warner Bros. Inc. ("Warner Bros."), Universal Studios ("Universal"), Nickelodeon, a division of MTV Networks, a division of Viacom, DreamWorks SKG, The Walt Disney Company, Sony Pictures Entertainment and Twentieth Century Fox. Such licenses are typically specific to the promotional campaign implemented by the Company's customers and generally do not extend beyond the end of the promotional campaign. In contrast, Equity Consumer Products generally obtains licenses directly from licensors. These licenses generally grant the Company rights to design, manufacture and distribute certain specific items or types of items in specific United States and/or international markets for defined terms, typically one to three years.

The Company believes its principal competitive advantages are its extensive brand-building and measurable sales-building experience developed over years of serving Burger King and other customers, extensive creative capabilities, access to a broad range of intellectual property from the worlds of entertainment, music and sports and an infrastructure that can deliver unique, high-quality and cost-effective products and services in a very tight time frame.

The Company is seeking to acquire other companies and is also investing in its sales force and infrastructure to target new markets through internal growth. No assurance can be given that the Company will find suitable acquisition candidates or that it will be successful in consummating such transactions.

EQUITY PROMOTIONS

The Company's largest current market is the design and implementation of fully integrated promotional marketing programs which incorporate products used as free premiums or sold in conjunction with the purchase of meals at Burger King. The Company also produces products and provides related marketing services for use in promotional programs run by its consumer products and oil and gas company customers. Premium-based promotions are used for marketing purposes by both the companies sponsoring the promotions, typically the Company's clients, and the licensors of the entertainment, music or sports properties on which the promotional products are based. The use of promotional products based upon entertainment, music or sports properties allows promotion sponsors to draw upon the popular identity developed by the licensed characters through exposure in various media such as television programs, motion pictures and publishing. Promotions are designed to benefit sponsors by generating consumer loyalty, building market share and enhancing the sponsors' images as providers of value-added products and services. In addition, motion picture and television studio licensors often incorporate such promotions into their own marketing plans because of the substantial advertising expenditures made by sponsors of promotions and because the broad exposure of the licensed property to consumers in the sponsors' restaurants and other retail outlets supplements the marketing of motion pictures and television programs by the studios.

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

Equity Promotions' principal strategy is to be a market-driven and customer-driven organization that seeks to be a strategic marketing partner with its clients through recommending, executing and measuring a broad range of fully integrated brand-building and sales-building programs that may or may not be product-based. Equity Promotions also intends to continue to diversify its promotions customer base outside of quick service restaurants and to continue to expand its relationship with Burger King. In connection with these strategic goals, in July 1998, the Company acquired substantially all of the assets of U.S. Import & Promotions Co., Inc. ("USI") and Contract Marketing, Inc. ("CMI", referred to collectively as "USI"), two related companies with a primary focus on collectible toy truck promotions for oil and gas retailers (see Note 4 of the accompanying Notes to Consolidated Financial Statements). USI provides sales and account management services, creative and design services, management of overseas production of promotional products and warehousing and fulfillment services to their customers. (see "Equity Consumer Products" below)

In 1999, Equity Promotions adopted the objective of expanding beyond its existing product-based services to include a full array of marketing services, ranging from premiums and sweepstakes to print and Internet marketing. In connection with this objective, the Company launched a marketing services division and an interactive division in August 1999 and December 1999, respectively. In 1999, the marketing services division finalized its strategic plan, hired staff and commenced pursuing new clients. The marketing services division's first project was a year-end promotional calendar for The Wherehouse. In 1999, the interactive division developed a Pokemon(TM) web site for Burger King which included a database to help enthusiasts keep track of their collections, games, movie clips and information on Burger King's Pokemon(TM) promotion. The site generated six times the normal level of Burger King web site traffic. In 2000, the marketing services division was fully integrated into the USI division to form the client services division. Significant accomplishments for the division in 2000 included the first ever multi-tiered truck program in Exxon's history, a Coke collectible ornament with Mobil On the Run stores and BP/Amoco's only national merchandise promotion of the year for Endangered Wildlife Friends. The client services division has secured three additional new clients in early 2001. In 2000, the interactive division developed ten web sites for Burger King, including sites relating to promotions for Chicken Run(TM), Rugrats in Paris(TM) and Pokemon(TM). These sites typically featured original games, activities and content designed to support the concurrent in-restaurant promotions. For instance, the Rugrats in Paris(TM) site was created as a virtual theme-park, a concept central to the movie and Kids Meal(TM) programs. Visitors to the site were invited to join in a complete sensory experience that included rides, entertainment and a variety of original activities and arcade-style games. Traffic to the Rugrats in Paris(TM) site tripled in volume from the previous month's promotional program, and the average amount of time spent engaged in activities on the site more than doubled.

The Company's international promotions include unique products and programs tailored to local markets and the use of products from promotions originally run in the United States. American entertainment properties are generally released in other countries subsequent to the date of their release in the United States. Because the Company has already made its investment in the creative development of concepts based upon such entertainment properties by the time of their domestic release, it often has completed both creative, and in some instances, production work in advance of their foreign release. The Company pursues promotions opportunities worldwide. In 2000, the Company sold promotional products internationally in the United Kingdom, Germany, Spain, Sweden, Italy, Turkey, Australia, the Philippines, Singapore, Korea, Mexico and throughout Latin America.

Promotions revenues for the years ended December 31, 1998, 1999 and 2000 were $116,280, $202,195 and $208,607 or 73%, 89% and 90% of the Company's revenues, respectively. A single promotions customer, Burger King, accounted for approximately 63%, 80% and 80% of the Company's total revenues for the years ended December 31, 1998, 1999 and 2000, respectively. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements and Risk Factors")

EQUITY CONSUMER PRODUCTS

Equity Consumer Products designs and manufactures toys and other consumer products for sale to major mass market retailers such as Toys 'R' Us, Wal-Mart and Target, specialty market retailers such as Spencer Gifts, Inc., Store of Knowledge, Zany Brainy, and Blockbuster and to various international distributors worldwide. These products incorporate trademarks the Company owns such as Headliners(R) and Tub Tints(R) or licenses of classic, time-tested properties the Company has obtained from entertainment companies such as Warner Bros. In some cases, the products are based on the same licensed properties that are used by Equity Promotions.

In April 1998, the Company acquired Corinthian Marketing, Inc., a Delaware corporation ("Corinthian"), the producer and distributor of the Headliners(R) brand of collectible sports figurines. Headliners(R) are uniquely designed with oversized heads to capture the look and personality of popular professional athletes and are based on licensing relationships with Major League Baseball and the M.L.B. Players' Association, and the National Football League, N.F.L. Players, Inc., N.F.L. Quarterback Club and the Collegiate Licensing Corporation. To counteract soft sales in the sports collectibles market, the Company repositioned the Headliners(R) brand in 1999 as a personality collectible, including figures based on licensed entertainment properties such as Austin Powers(TM), the rock group KISS(TM) and horror film favorites. Due to continuing declining sales in 2000 in the sports collectible market, at the end of 2000, the Company decided to decrease the marketing of the Headliners(R) brand in the future and decided not to pursue new Headliners(R) licenses or renew existing licenses. As a result, in the fourth quarter of 2000, the Company wrote-off the unamortized goodwill and other intangibles recorded in connection with the Corinthian acquisition (see Note 3 of the accompanying Notes to Consolidated Financial Statements).

In June 1998, the Company obtained a three-year licensing agreement with Warner Bros. to design, manufacture, market and distribute toys based on characters from Scooby-Doo(TM), one of the longest-running children's cartoon shows in television history. In September 2000, the Company renewed through the end of 2003 its licensing agreement with Warner Bros. to design, manufacture, market and distribute toys based on characters from Scooby-Doo(TM). In July 1998, the Company acquired the worldwide rights to manufacture, market and distribute Tub Tints(R), a children's bath product consisting of effervescent tablets which dissolve in the bath and currently come in three colors: red, yellow and blue. Depending on which color tablets are mixed, a wide variety of colors can be created. In 2000, the Company introduced Tub Tints(R) toys, color tablets co-packed with either a wand, submarine or bath book.

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

Consistent with its strategy, the Company has terminated the majority of existing master toy licenses utilized by Equity Consumer Products. In June 1999, the Company terminated a three-year licensing agreement with Universal to design, manufacture, market and distribute toys for Babe, Curious George and Woody Woodpecker & Friends. In December 1999, the Company terminated a three-year licensing and distribution agreement with NASCAR, the governing body of U.S. stock car racing to design, produce and distribute NASCAR-related collectible pins. The estimated costs associated with the termination of these licenses were included in the Company's 1998 year-end restructuring charges. (see Notes 2 and 3 in the accompanying Notes to Consolidated Financial Statements)

Equity Consumer Products' revenues were $42,856, $24,868 and $23,680 or 27%, 11% and 10% of the Company's total revenues, for the years ended December 31, 1998, 1999 and 2000, respectively.

BACKLOG

Order backlog at March 22, 2000 and 2001 was approximately $96,666 and $66,108, respectively. The Company expects the 2000 order backlog to be filled by December 31, 2001.

MANUFACTURING

The Company's products are manufactured according to Company and customer specifications by unaffiliated contract manufacturers. Equity Marketing Hong Kong, Ltd., a wholly owned subsidiary of the Company ("Equity Marketing HK"), manages production of the Company's products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation. The Company believes that the presence of a dedicated staff in Hong Kong results in lower net costs, increased ability to respond rapidly to customer orders and maintenance of more effective quality control standards. The Company's products are also manufactured by third parties in the United States. Equity Marketing generally retains, for itself or on behalf of its customers, ownership of the molds and tooling required for the manufacture of its products. The Company is not a party to any long-term contractual arrangements with any manufacturer. During 2000, approximately 92% of the Company's products were manufactured in China. China currently enjoys "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. As a result of continuing concerns in the US Congress regarding China's human rights policies, and disputes regarding Chinese trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the annual extension of NTR status for China. In 2000, the US Congress passed legislation that will make permanent China's NTR status once China joins the World Trade Organization. The loss of NTR status for China would result in a substantial increase in the import duty for the Company's products manufactured in China and imported into the US and would result in increased costs for the Company. The impact of such an event on the Company could be somewhat mitigated by the Company's ability to source product for the US market from countries other than China. (see "Cautionary Statements and Risk Factors")

Virtually all of the Company's raw materials are available from numerous suppliers. The Company does not have long-term supply contracts in place with its suppliers. Accordingly, continued petroleum price increases could result in higher prices for the Company's products which the Company may not be able to pass on to its customers. Any such failure could negatively impact the Company's business, financial condition or results of operations.

TRADEMARKS AND COPYRIGHTS

The Company does not own trademarks or copyrights on properties on which most of its current products are based. These rights are typically owned or controlled by the creator of the property or by the entity which develops or promotes a property, such as a motion picture or television producer. Equity Marketing is the owner of the Headliners(R) trademark.

COMPETITION

The domestic and international promotions and consumer products businesses are highly competitive. In its core domestic promotions business, Equity Marketing competes with several other companies, the most significant of which is Alcone Marketing Group, a subsidiary of the Omnicom Group, Inc. Other competitors in promotions include the Marketing Store Worldwide, Promotional Partners International and Simon Marketing, Inc., a division of Cyrk, Inc. Competition in the international promotions industry includes local companies in each market and a small number of emerging international promotions companies. The Company expects that in 2001, the principal competitors to the Company's consumer products business will be smaller toy companies like Play By Play Toys & Novelties, Inc., Trendmasters, Inc. and JAKKS Pacific, Inc. However, the toy industry includes major toy and game manufacturers such as Hasbro, Inc. and Mattel, Inc. that compete in some of the same product categories as Equity Consumer Products. The Company believes the principal competitive factors affecting its business are development of client promotional strategy, creative execution, license selection, price, product quality and speed of production. The Company's consumer products competitors include companies which have far more extensive sales and development staffs and significantly greater financial resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

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

As of December 31, 2000, Equity Marketing employed 172 individuals, including 43 individuals employed by and located at Equity Marketing HK. In addition, the Company utilizes, on an ongoing basis, the services of freelance artists and other temporary staff. Equity Marketing believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES

On January 4, 1999, Equity Marketing occupied its corporate offices and studio facilities of approximately 54,000 square feet of leased space in Los Angeles, California. The lease expires July 31, 2005. Equity Marketing Hong Kong, Ltd. occupies approximately 6,000 square feet of leased space in Hong Kong, under a lease which expires August 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

POKEMON RECALL AND RELATED MATTERS

On December 27, 1999, Burger King announced that in cooperation with the CPSC it would conduct a voluntary recall of Pokemon(TM) balls included with Burger King kids meals. The recall resulted primarily from the death of a 13-month-old child in Sonora, California on December 11, 1999. Subsequent to the announcement of the recall, on January 25, 2000, a 4-month-old child in Indianapolis, Indiana also reportedly suffocated when one half of a Pokemon(TM) ball covered his nose and mouth. The Company designed and manufactured 151 trading cards and 57 gift-with-purchase products based on Pokemon(TM) for Burger King. The Company believes that these products met or exceeded federal safety guidelines and underwent rigorous safety testing by an independent, third party laboratory during and after production.

On May 4, 2000, a lawsuit entitled Estate of Kira Alexis Murphy, Madelyne Ariana Alto, Netanya Noel Alto and Jill Ann Alto v. Burger King Corporation, Fast Food Enterprise of California, Inc., Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. B C229358, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by plaintiffs who alleged that the Pokemon(TM) ball caused the death of Kira Alexis Murphy. The lawsuit asserted causes of action for product liability, breach of warranty, wrongful death and negligent infliction of emotional distress, and sought an unspecified amount of damages and attorneys' fees. This lawsuit was settled in the fourth quarter of 2000. The settlement was not material to the Company's results of operations.

On August 11, 2000, two lawsuits entitled Ashley L. Jones v. Burger King Corporation, Southdown Corporation, Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. 49D130008CT001170, and Sheila Jones v. Burger King Corporation, Southdown Corporation, Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. 49D050008CT001154, were filed in the Superior Court of the State of Indiana for the County of Marion. The lawsuits were filed by plaintiffs who alleged that the Pokemon(TM) ball caused the death of Zachary B. Jones. The lawsuits asserted causes of action for negligence, product liability, breach of warranty, wrongful death and negligent infliction of emotional distress, and sought an unspecified amount of compensatory and punitive damages and attorneys' fees. On September 7, 2000, the lawsuits were removed to the United States District Court for the Southern District of Indiana, Indianapolis Division (Case No. IP00-1400 C Y/G and Case No. IP00-1401 C B/S, respectively). These lawsuits were settled in the first quarter of 2001. The settlements were not material to the Company's results of operations.

On February 28, 2000, a class action lawsuit entitled Scott Pace and Diane Mitchell Bubonic v. Burger King Corporation, Case No. 310285, was filed in the Superior Court of the State of California for the City and County of San Francisco. The lawsuit was filed by individuals purporting to represent all individuals in the State of California that received a Pokemon(TM) ball from a Burger King restaurant. The lawsuit alleged that the Pokemon(TM) ball was unsafe and asserted causes of action for breach of implied warranty and fraud in the sale of consumer goods, and sought an unspecified amount of damages and attorneys' fees. This lawsuit was dismissed without prejudice by the plaintiffs in the first quarter of 2001.

Burger King and its franchisees incurred substantial costs in the conduct of the Pokemon(TM) ball recall, including costs for legal expenses, advertising, collection and destruction of Pokemon (TM) balls, and free goods. Although the Company strongly believes it met all of its contractual obligations with respect to the Pokemon (TM) ball, the Company may be contractually required to indemnify Burger King and its affiliates, including its franchisees, for some or all of these costs. While the Company cannot currently estimate the amount of such costs, management believes that the payment by the Company of the costs incurred in the conduct of the Pokemon(TM) ball recall could have a material adverse effect on the Company's business, financial condition and results of operations. As of the date hereof, Burger King has not requested indemnification for such costs.

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

        None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol EMAK.

As of March 22, 2001 there were approximately 1,700 beneficial holders of the Company's Common Stock.

The Company currently has no plans to pay dividends on its Common Stock. The Company intends to retain all earnings for use in its business. Under the Company's current credit facility, the Company cannot pay dividends on its Common Stock without the prior consent of the lenders. (see Note 7 of the accompanying Notes to Consolidated Financial Statements)

The following table sets forth the high and low sales prices on the Nasdaq National Market for the calendar periods indicated:

                                        PRICE RANGE OF COMMON STOCK
                                 -----------------------------------------
                                         1999                  2000
                                 --------------------    -----------------
                                   HIGH        LOW        HIGH       LOW
     ---------------------------------------------------------------------
     First Quarter                9 11/16      5 1/4     13 1/2      7
     Second Quarter              10 7/8        5 1/2     12 1/4      8 7/8
     Third Quarter               15 11/16     10 1/16    14 3/8     10 3/8
     Fourth Quarter              19 7/16      11 5/8     14         11 3/4

ITEM 6.        SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 2000. The selected consolidated financial and operating data in the tables should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

YEAR ENDED DECEMBER 31,                     1996             1997             1998              1999              2000
- -------------------------------------------------------------------------------------------------------------------------
                                                         (in thousands, except share and per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS AND PER SHARE DATA:

Revenues                                $   111,687      $   146,328      $   159,136       $   227,063       $   232,287
Cost of sales                                79,295          105,310          112,153           170,416           172,270
Provision for production-in-process losses       --               --            2,666                --                --
- -------------------------------------------------------------------------------------------------------------------------
 Gross Profit                                32,392           41,018           44,317            56,647            60,017
- -------------------------------------------------------------------------------------------------------------------------

Operating expenses:

 Salaries, wages and benefits                 9,617           11,563           14,550            17,350            17,610
 Selling, general and administrative         11,360           14,330           22,127            22,829            23,075
 AmeriServe bankruptcy bad debt expense          --               --               --             1,014               482
 Impairment of assets                            --               --            6,712                --             8,504
 Business process reengineering                  --               --            2,220                --                --
 Restructuring loss (gain)                       --               --            4,121              (604)             (418)
- -------------------------------------------------------------------------------------------------------------------------
 Total operating expenses                    20,977           25,893           49,730            40,589            49,253
- -------------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations               11,415           15,125           (5,413)           16,058            10,764
Other income (expense), net                     259              522             (511)             (510)            1,375
- -------------------------------------------------------------------------------------------------------------------------
 Income (loss) before provision
   for income taxes                          11,674           15,647           (5,924)           15,548            12,139
Provision for income taxes                    4,231            6,024               69             6,134             6,797
- -------------------------------------------------------------------------------------------------------------------------

 Net income (loss)                      $     7,443      $     9,623      $    (5,993)      $     9,414       $     5,342
=========================================================================================================================

Preferred stock dividends                        --               --               --                --               956
- -------------------------------------------------------------------------------------------------------------------------
Net income available to common
  stockholders                          $     7,443      $     9,623      $    (5,993)      $     9,414       $     4,386
=========================================================================================================================
Basic Income (Loss) Per Share:
  Income (loss) per share               $      1.33      $      1.63      $     (0.98)      $      1.51       $      0.70
=========================================================================================================================
  Basic weighted average shares
    outstanding                           5,598,268        5,913,313        6,089,618         6,227,842         6,275,590
=========================================================================================================================
Diluted Income (Loss) Per Share:
  Income (loss) per share              $       1.26      $      1.55      $     (0.98)      $      1.46       $      0.68
=========================================================================================================================
  Diluted weighted average shares
    outstanding                           5,891,357        6,216,794        6,089,618         6,440,738         6,460,557
=========================================================================================================================


AS OF DECEMBER 31,                          1996             1997             1998              1999              2000
- -------------------------------------------------------------------------------------------------------------------------
(in thousands)

CONSOLIDATED BALANCE SHEET DATA:

Working capital                         $    17,952      $    28,128      $     4,268       $    11,045       $    52,140
Total assets                                 37,193           57,153          115,480            97,244           110,542
Long-term debt                                   --               --               --                --                --
Stockholders' equity                         25,033           36,140           32,407            42,025            45,241

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the Company's operating expenses as a percentage of its total revenues:

YEAR ENDED DECEMBER 31,                          1998          1999          2000
- ----------------------------------------------------------------------------------
Revenues                                         100.0%        100.0%        100.0%
Cost of sales                                     70.5%         75.1%         74.2%
Provision for production-in-process losses         1.7%           --%           --%
- ----------------------------------------------------------------------------------
Gross Profit                                      27.8%         24.9%         25.8%
- ----------------------------------------------------------------------------------

Operating expenses:
  Salaries, wages and benefits                     9.1%          7.6%          7.6%
  Selling, general and administrative             13.9%         10.1%          9.9%
  AmeriServe bankruptcy bad debt expense            --%          0.4%          0.2%
  Impairment of assets                             4.2%           --%          3.7%
  Business process reengineering                   1.4%           --%           --%
  Restructuring loss (gain)                        2.6%         (0.3)%        (0.2)%
- ----------------------------------------------------------------------------------
  Total operating expenses                        31.2%         17.8%         21.2%
- ----------------------------------------------------------------------------------
  Income (loss) from operations                   (3.4)%         7.1%          4.6%
Other income (expense), net                       (0.4)%        (0.2)%         0.6%
- ----------------------------------------------------------------------------------
  Income (loss) before provision for
    income taxes                                  (3.8)%         6.9%          5.2%
Provision for income taxes                          --%          2.7%          2.9%
- ----------------------------------------------------------------------------------
  Net income (loss)                               (3.8)%         4.2%          2.3%
==================================================================================

EBITDA

While many in the financial community consider earnings before interest, taxes, depreciation and amortization, other income, business process reengineering, impairment of assets, restructuring charges, and provision for production-in-process losses ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The following table sets forth EBITDA for the years indicated:


YEAR ENDED DECEMBER 31,                                 1998           1999           2000
- --------------------------------------------------------------------------------------------
Net income (loss)                                     $ (5,993)      $  9,414       $  5,342
Less: Interest income                                     (272)          (138)        (1,892)
      Other income                                          --           (233)            --
      Restructuring gain                                    --           (604)          (418)
Add:  Depreciation and amortization                      2,022          2,708          2,655
      Interest expense                                     783            881            405
      Other expense                                         --             --            112
      Provision for production-in-process losses         2,666             --             --
      Business process reengineering                     2,220             --             --
      Restructuring charge                               4,121             --             --
      Impairment of assets                               6,712             --          8,504
      Provision for income taxes                            69          6,134          6,797
- --------------------------------------------------------------------------------------------
EBITDA                                                $ 12,328       $ 18,162       $ 21,505
============================================================================================

Year ended December 31, 2000 compared to year ended December 31, 1999

Revenues in 2000 increased $5,224, or 2.3%, to $232,287 from $227,063 in 1999.
Promotions revenues increased $6,412, or 3.2%, to $208,607 primarily as a result of increased revenues in 2000 associated with several large international Burger King promotions based on Nintendo's Pokemon(TM) property. This increase was partially offset by a decrease in revenues from domestic Burger King promotions compared to 1999, which included an extraordinarily large Pokemon(TM) promotion in the fourth quarter. The increase in promotional revenue was also the result of growth in the non-Burger King promotions business, which grew 13% compared to 1999. Consumer products revenues decreased $1,188, or 4.8%, to $23,680 from $24,868 in 1999. Excluding liquidation sales of discontinued consumer product lines of $2,875 in 1999 related to the Company's decision to exit the event-based-license consumer product business, sales in 2000 increased $1,687, or 7.7%, primarily due to increased sales in Scooby-Doo(TM) and Tub Tints(R) product, partially offset by reduced sales of Headliners(R).

Cost of sales increased $1,854 to $172,270 (74.2% of revenues) from $170,416 (75.1% of revenues) in 1999 due primarily to higher revenues in 2000. The gross margin percentage for the year increased to 25.8% from 24.9% in 1999. This increase is partially a result of lower than expected returns and better than expected sales from a promotional program, which was closed in the prior year. The increase was also due to improved margins in the Company's Consumer Products and non-Burger King promotion businesses.

Salaries, wages and benefits increased $260, or 1.5%, to $17,610 (7.6% of revenues). This increase was primarily due to staffing additions resulting from the Company's growth initiatives in 2000.

Selling, general and administrative expenses increased $246, or 1.1%, to $23,075 (9.9% of revenues) due primarily to increased warehousing costs and higher creative design and development costs associated with several large 2000 promotional programs. These increases were partially offset by reduced shipping and commission expenses. Selling, general and administrative expenses decreased as a percentage of revenues from 10.1% to 9.9% as a result of revenues which increased at a greater rate.

The AmeriServe bad debt expense represents a charge resulting from the bankruptcy of AmeriServe. (see "AmeriServe Bankruptcy" below)

The Company recorded a charge for impairment of assets of $8,504 for the write-off associated with the impairment of the goodwill and the Headliners(R) trademark acquired in the Company's purchase in 1998 of Corinthian. The impairment is a result of the Company's decision at the end of 2000 to decrease the marketing of the Headliners(R) brand in the future and of its decision not to pursue new Headliners(R) licenses or renew expiring licenses. This decision was pursuant to a continued slowdown in sales in the sports collectible market.

The restructuring gain primarily represents a reversal of a portion of the 1998 restructuring charge related to outstanding inventory purchase commitments and the lease commitment for a warehouse facility. (see Note 2, "Restructuring Charge" in the accompanying Notes to Consolidated Financial Statements)

Other income is composed primarily of net interest income of $1,487 and a loss on disposal of fixed assets of $112. Net interest income increased $2,230 from net expense of $743 in 1999 as a result of $1,084 of imputed interest income recorded on a note receivable (see "AmeriServe Bankruptcy") and to additional interest income earned on the cash proceeds received from the issuance of preferred stock (see "Issuance of Preferred Stock").

The effective tax rate changed in 2000 to 56.0% from 39.5% in 1999. This increase was due to the write-off of non-deductible goodwill related to Corinthian. The Company expects the effective tax rate for 2001 to return to levels consistent with years prior to 2000. The statement set forth herein is forward looking and actual results could differ materially.

Net income decreased $4,072, or 43.3%, to $5,342 in 2000 (2.3% of revenues) from $9,414 (4.2% of revenues) primarily due to the $8,504 write-off of unamortized goodwill and other intangibles recorded in connection with the 1998 acquisition of Corinthian and the AmeriServe bankruptcy bad debt expense, partially offset by greater gross profits earned on increased revenues in 2000. Excluding the impact of the restructuring gain, AmeriServe bad debt expense and the impairment of assets, the Company would have reported net income of approximately $12,828 or $1.69 per diluted share in 2000.

EBITDA in 2000 increased $3,343, or 18.4%, to $21,505 from $18,162 in 1999 primarily due to greater gross profits earned on increased revenues in 2000, partially offset by the increase in salaries, wages and benefits and selling, general and administrative for the year ended December 31, 2000.

Although the Company believes that its share of Burger King's custom promotional products business in 2001 will remain consistent with 2000 levels, based on program awards received to date, the Company anticipates that the dollar volume of custom promotional product purchases by Burger King from the Company will decline in 2001 by approximately 30% to 40%. Based on its understanding of the factors contributing to the decline, management believes it is likely that the dollar volume of purchases by Burger King of custom promotional product in 2002 will return to levels consistent with periods prior to 2001 and that its relationship with Burger King and its purchasing cooperative, RSI, remains strong. Management further believes that the decline in 2001 Burger King revenue will be partially offset by new business development efforts and strategic growth initiatives. The statements set forth herein are forward looking and actual results could differ materially.

Year ended December 31, 1999 compared to year ended December 31, 1998

Revenues in 1999 increased $67,927, or 43%, to $227,063 from $159,136 in 1998.
Promotions revenues increased $85,915, or 73.9%, to $202,195 primarily as a result of large Burger King promotions in 1999 associated with Warner Bros.' Wild Wild West movie and Pokemon: The First Movie. Promotions revenue also increased as a result of the addition of oil and gas promotion revenue generated by USI which was acquired in the third quarter of 1998. Consumer products revenues decreased $17,988, or 42%, to $24,868 from $42,856 in 1998 primarily due to decreased sales under event-based-license consumer products which the Company decided to exit in December 1998.

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

Salaries, wages and benefits increased $2,800, or 19.2%, to $17,350 (7.6% of revenues). This increase was primarily attributable to the accrual of bonuses for employees in 1999 and the full year impact of the addition of employees from the acquisitions of Corinthian and USI. This increase was partially offset by staffing reductions resulting from the Company's decision to exit the event-based-license consumer products business in December 1998.

Selling, general and administrative expenses increased $702, or 3.2%, to $22,829 (10.1% of revenues). This increase is due to increased depreciation and amortization expense associated with higher fixed asset levels in 1999 and amortization of intangibles related to the acquisitions of Corinthian in April 1998 and USI in July 1998. The increase is also attributable to increased freight out and warehousing costs resulting from the increase in sales volume, increased support costs associated with the Company's new enterprise resource planning system (see "Information Systems"), and increased occupancy costs partially offset by a decrease in advertising expense and development costs. Selling, general and administrative expenses decreased as a percentage of revenues from 13.9% to 10.1% as a result of revenues which increased at a greater rate.

The AmeriServe bad debt expense represents a charge resulting from the bankruptcy of AmeriServe. (see "AmeriServe Bankruptcy" below)

The restructuring gain primarily represents a reversal of the 1998 restructuring charge related to projected minimum royalty guarantee shortfalls as a result of negotiated settlements with certain licensors.

Other expense is composed primarily of net interest expense of $743 and gains on sales of fixed assets of $233. Net interest expense increased $232 from $511 in 1998 as a result of the Company's short-term debt borrowing throughout 1999 compared to borrowings primarily in the second half of 1998.

The effective tax rate changed in 1999 to 39.5% from 1.1% in 1998. The 1998 tax rate was a result of taxable income generated despite a book loss being recorded for 1998. Taxable income in 1998 was due to the writedown of non-deductible goodwill related to EPI and amortization of other non-deductible goodwill.

Net income (loss) increased $15,407, or 257%, to $9,414 in 1999 (4.2% of revenues) from $(5,993) ((3.8%) of revenues) primarily due to greater gross profit earned on the increased revenues in 1999 and the restructuring gain of $604. The 1998 net loss resulted from charges for restructuring, business process reengineering, and impairment of assets. Net income for 1999 was partially offset by increases in salaries, wages and benefits, selling, general and administrative expenses, and the AmeriServe bankruptcy bad debt expense. Excluding the impact of the restructuring gain and the AmeriServe bad debt expense, the Company would have reported net income of approximately $9,700 or $1.50 per diluted share in 1999.

EBITDA in 1999 increased $5,834, or 47.3%, to $18,162 from $12,328 in 1998 primarily due to greater gross profit earned on increased revenues in 1999. This increase was partially offset by the increase in salaries, wages and benefits and selling, general and administrative expenses for the year ended December 31, 1999.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial position remained strong in 2000 primarily due to its profitable operating results. At December 31, 2000, the Company had no debt and its cash and cash equivalents and marketable securities were $37,505, compared to $7,131 as of the prior year.

As of December 31, 2000, the Company's net accounts receivable decreased $7,248 to $30,137 from $37,385 in 1999. This decrease was primarily attributable to the collections of substantially all of the receivables related to a very large Pokemon(TM) promotion which shipped late in the fourth quarter of 1999. At December 31, 2000, inventory increased $3,002 to $11,744 from $8,742 in 1999 primarily due to the timing of promotional programs for Burger King and other clients, which are to be delivered in the first quarter of 2001.

At December 31, 2000, accounts payable decreased $3,305 to $18,421 from $21,726 in 1999 and due to customer increased $7,301 to $11,725 from $4,424 in 1999. At December 31, 2000, accrued liabilities, including accrued payroll and payroll related costs, decreased $4,033 to $10,250 from $14,283 in 1999. The decrease in accounts payable was primarily attributable to payments to vendors associated with the manufacturing related to the large fourth quarter 1999 Pokemon(TM) promotional programs. The increase in due to customer was primarily due to royalty and administrative fees collected from distribution companies in the fourth quarter of 2000 on behalf of promotional customers. The decrease in accrued liabilities, including accrued payroll and payroll related costs, was primarily attributable to the payment of royalty guarantees associated with the restructuring charge recorded in 1998, the payment of royalties associated with fourth quarter 1999 Consumer Products revenues, and the payment of federal and state taxes related to 1999 net income.

At December 31, 2000, working capital was $52,140 compared to $11,045 at December 31, 1999. The increase in working capital was primarily due to the cash received from the issuance of mandatory redeemable senior cumulative participating convertible preferred stock on March 29, 2000 and on June 20, 2000 (see "Issuance of Preferred Stock" below) and cash generated by operating activities in 2000. The Company believes that its cash from operations, cash on hand at December 31, 2000 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially. (see "Credit Facilities" and Note 7 of the accompanying Notes to Consolidated Financial Statements)

At December 31, 2000, the Company has commitments for guaranteed royalty and advertising payments totaling $3,046 through 2003. The Company had no material commitments for capital expenditures at December 31, 2000. (see Note 11 of the accompanying Notes to Consolidated Financial Statements)

CREDIT FACILITIES

The Company maintains and periodically amends or replaces a credit agreement with two commercial banks that is utilized to finance the seasonal working capital requirements of its operations. The credit facility is secured by substantially all of the Company's assets. The agreement, as amended on July 27, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. There were no amounts outstanding under the credit facility as of December 31, 2000. Letters of credit outstanding as of December 31, 2000 were $414. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of December 31, 2000, the Company was in compliance with these covenants. The Credit Agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates.

On December 17, 2000, the Company signed a non-binding term sheet with Bank of America to commit to terms and conditions for a new senior credit facility. The proposed credit facility will replace the Company's existing credit facility discussed above. Under the terms of the proposed agreement, the new credit facility will be secured by substantially all of the Company's assets and will provide for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. The final terms and conditions under the proposed agreement are currently under negotiation. The credit facility is expected to be in place in the second quarter of 2001.

ISSUANCE OF PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series A Stock") with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and
55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. The Company paid $187.5 in fees for the year ended December 31, 2000.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividend payments for the year ended December 31, 2000 amounted to $956, of which $375 was paid in January 2001 and was recorded in accounts payable in the accompanying consolidated balance sheets.

Crown currently holds 100% of the outstanding shares of Series A Stock, and consequently, has designated two individuals to the Board of Directors of the Company.

The Series A Stock is recorded in the accompanying consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,951 and include an accrual of approximately $1,000 for the present value of the commitment fee discussed above.

STOCK REPURCHASE

The Company's Board of Directors has authorized up to $10,000 for the repurchase of the Company's common stock over a twelve month period. The repurchase program commenced on July 21, 2000. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt. As of December 31, 2000, the Company has purchased an aggregate of 285,784 shares at an average price of $12.76 per share including commissions.

INFLATION

The effect of inflation on the Company's operations during 2000 was insignificant. The Company will continue its policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

INFORMATION SYSTEMS

Based on strategic and operational assessments, the Company replaced its information systems in 1999. The Company spent a total of $4,302, of which $2,220 was spent on business process reengineering in 1998. In accordance with Emerging Issues Task Force Issue No. 97-13, such business process reengineering costs were expensed as incurred. These expenses are presented as business process reengineering expenses in the accompanying consolidated statements of operations for the year ended December 31, 1998.

AMERISERVE BANKRUPTCY

The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies, AmeriServe, accounted for more than 50 percent of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000. As of January 31, 2000, AmeriServe owed the Company $28,774 in trade receivables. AmeriServe was able to secure temporary debtor in possession funding to enable it to continue operating in the short-term post bankruptcy.

Restaurant Services, Inc. ("RSI"), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the accompanying consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the year ended December 31, 2000. This charge was offset by $1,084 of imputed interest income, at 9% per annum, recorded on the note receivable for 2000. The balance of the note receivable as of December 31, 2000 was $8,322, which was recorded as a current asset as the note is due in December 2001.

In a press release issued on April 12, 2000, Burger King announced that "it plans an orderly transition of distribution services as the Burger King(R) system leaves its relationship with AmeriServe Food Distribution, Inc." The press release stated that Burger King had arranged for alternative distribution services for the Burger King restaurants currently served by AmeriServe. The press release further stated that Burger King expected to complete the transition to alternative distributors by July 2000 and that the debtor-in-possession financing provided by Burger King to AmeriServe would remain in effect until August 2000. As of July 2000, the transition to alternative distributors was completed. Following such transition, the largest distribution company accounted for approximately 18.4% of the products purchased from the Company by the Burger King system.

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

We Depend Significantly on One Key Customer

Our success is largely dependent on a single customer, Burger King, which accounted for approximately 63%, 80% and 80% of our revenues for the years ended December 31, 1998, 1999 and 2000, respectively. Burger King has no contractual commitment to do business with us. There can be no assurance that Burger King will do business with us in the future. The termination or a significant reduction by Burger King of its business with us would adversely affect our business. The success of our business with Burger King is also partially dependent on the overall success of the Burger King system, which sales could be negatively impacted by such factors as increased competition, product recalls or bovine spongiform encephalopathy, commonly know as "mad cow" disease. (see "Business--Equity Promotions" and Note 12 of Notes to Consolidated Financial Statements)

We Face Credit Risk

We regularly extend credit to several distribution companies in connection with our business with Burger King. Failure by one or more distribution companies to honor their payment obligations to us could have a material adverse effect on our operations.

Our Future Operating Results are Difficult to Predict

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

The Success of Our Products Depends on the Popularity of Licensed Materials

Our promotional and consumer products are typically based on entertainment properties, such as characters from current motion pictures or television programs. The success of these products depends on the popularity of the entertainment properties on which they are based. Each motion picture and television program is an individual artistic work, and its commercial success is dependent on unpredictable consumer preferences. Often we spend substantial resources in securing licenses and developing and manufacturing products prior to a release of the motion picture or television program upon which the products are based. Our customers, such as Burger King, typically require delivery schedules that coincide with the release of the underlying entertainment properties. Our results of operations may be adversely affected if the entertainment properties upon which our products are based turn out to be less popular than we anticipate. Also, delays in the release of motion pictures or television programs could result in delays or cancellations of our promotions. (see "Business--Equity Promotions")

We Rely on a Limited Number of Nonrenewable Product Orders

A large portion of our revenues come from a relatively limited number of promotional programs by Burger King, which promotions are in effect for only a limited period of time and generally are not repeated. We must continually develop and sell new products and services for utilization in new promotional programs (see "Business--Equity Promotions"). Many consumer products are successfully marketed for only one or two years as a result of changing consumer preferences. Accordingly, our consumer products business depends on the ability to develop and market new products associated with new entertainment properties or proprietary concepts. There can be no assurance that any new retail product line will be successful (see "Business--Equity Consumer Products"). The cancellation or premature termination of one or more retail product lines or promotional programs, because of our inability to renew or extend licenses (which typically have terms of three years or less) on favorable terms or otherwise, or a significant change in promotional practices within the quick service restaurant industry, could have a material adverse effect on us. In addition, there can be no assurance that we or our customers will be able to secure licenses for additional entertainment properties on which to base our promotional and consumer products or that, if secured, such licenses will result in successful products.

Our Markets Are Highly Competitive

The markets in which our businesses operate are highly competitive. Our competitors, and in many cases their parent companies, include companies which have far more extensive sales and development staffs and significantly greater financial, marketing and other resources than we do. There can be no assurance that we will be able to compete effectively against such companies.

We Rely on Foreign Manufacturers

During 2000, approximately 92% of our products were manufactured in China. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies.

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

We Face the Risk of Product Recalls

Products that we develop or sell may expose us to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recall. On December 27, 1999, Burger King announced that in cooperation with the CPSC it would conduct a voluntary recall of Pokemon(TM) balls included with Burger King kids meals. The recall resulted primarily from the death of a 13-month-old child in Sonora, California on December 11, 1999.

We designed and manufactured 151 trading cards and 57 gift-with-purchase products based on Pokemon(TM) for Burger King. We believe that these products met or exceeded federal safety guidelines and underwent rigorous safety testing by an independent, third party laboratory during and after production. Burger King and its franchisees incurred substantial costs in the conduct of the Pokemon(TM) ball recall, including costs for legal expenses, advertising, collection and destruction of Pokemon(TM) balls, and free goods. Although we strongly believe we met all of our contractual obligations with respect to the Pokemon (TM) ball, we may be contractually required to indemnify Burger King and its affiliates, including its franchisees, for some or all of these costs. While we cannot currently estimate the amount of such costs, we believe that the payment by us of the costs incurred in the conduct of the Pokemon(TM) ball recall could have a material adverse effect on our business, financial condition and results of operations. As of the date hereof, Burger King has not requested indemnification for such costs.

A Significant Portion of our Common Stock is Controlled by our Officers and Directors

Donald A. Kurz and Stephen P. Robeck beneficially own approximately 26% and 16%, respectively, of our outstanding Common Stock. Mr. Kurz is our Chairman of the Board and Chief Executive Officer. Mr. Robeck is a member of the Board of Directors and serves as a consultant to us. Crown owns 100% of the outstanding shares of the Company's Series A senior cumulative participating convertible preferred stock, representing 1,694,915 shares of Common Stock on an as converted basis. These stockholders, either individually or acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

On March 29, 2000, Crown paid $11.9 million to the Company in exchange for 11,900 shares of Series A Preferred Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants to purchase 5,712 shares of Series B Preferred Stock at an exercise price of $1,000 per share, and 1,428 shares of Series C Preferred Stock at an exercise price of $1,000 per share. On June 20, 2000, Crown paid an additional $13.1 million to the Company in exchange for an additional 13,100 shares of Series A Preferred Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Preferred Stock and an additional 1,572 shares of Series C Preferred Stock. The conversion prices of the Series B Preferred Stock and the Series C Preferred Stock are $16.00 and $18.00, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rate Changes

The amounts borrowed under the Company's credit facility are at variable interest rates and the Company is thus subject to market risk resulting from interest rate fluctuations. No amounts were outstanding as of December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements referred to in the accompanying Index setting forth the consolidated financial statements of the Company, together with the reports of independent public accountants dated February 16, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to the executive officers and directors of the Company.

NAME                              AGE                     POSITION
- --------------------------------------------------------------------------------------------
Donald A. Kurz                     45      Chairman of the Board and Chief Executive Officer
Kim H. Thomsen                     48      President, Marketing and Interactive
                                           Services, Chief Creative Officer
Gaetano A. Mastropasqua            37      Executive Vice President, Client Services
Edward T. Boyd                     46      Senior Vice President, Corporate Operations
Lawrence J. Madden                 36      Senior Vice President and Chief Financial Officer
Leland P. Smith                    37      Senior Vice President, General Counsel and
                                             Secretary
Sanford R. Climan                  45      Director
Jonathan D. Kaufelt                49      Director
Mitchell H. Kurz                   49      Director
Alfred E. Osborne                  56      Director
Bruce Raben                        47      Director
Stephen P. Robeck                  52      Director
Peter Ackerman                     54      Director
Jeffrey S. Deutschman              44      Director

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

GAETANO A. MASTROPASQUA joined Equity Marketing in 1997 as a Senior Director responsible for the company's Burger King account. Mr. Mastropasqua oversees the company's Burger King business. He was promoted to his current post in July 2000, and has added oversight of the company's client services division to his responsibilities. His prior experience includes approximately seven years with American Express, where he ultimately became a vice president of business development, and more than three years with Andersen Consulting in Europe. He holds a bachelor's degree from McGill University and a master's in business administration from the Kellogg Graduate School of Management, Northwestern University.

EDWARD T. BOYD joined Equity Marketing in early 1998 and is responsible for all product realization, including manufacturing, quality control and distribution and management information systems. He was promoted to his current post in early 2000, and has added oversight for the company's management information systems and office administration functions. He was previously a Senior Vice President of worldwide operations and sourcing for Harman International Industries, a Vice President of operations for Mattel, Inc., and Director of operations for Thomson Consumer Electronics. He holds a bachelor's degree from the University of Portland and a master's degree in international management from the American Graduate School of International Management.

LAWRENCE J. MADDEN joined Equity Marketing in November 2000 as Senior Vice President and Chief Financial Officer. He is responsible for the Company's finance, treasury, accounting and corporate development functions. From October 1999 to October 2000, he served as Executive Vice President and Chief Financial Officer for Atomic Pop, an online music company. From November 1997 to October 1999, Mr. Madden was the Senior Vice President and Chief Financial Officer for the recorded music and music publishing investments of Wasserstein & Co., Inc. From April 1994 to November 1997, he worked at PolyGram, a major entertainment company based in New York, serving first as the top audit officer for the corporation's North American operations and later as the Vice President, Finance and Administration for Def Jam Records, a PolyGram subsidiary. Mr. Madden began his career with Ernst & Young in New York, where he worked for eight years, from September 1986 to April 1994. Mr. Madden received his master's in business administration from New York University and his bachelor's degree from Albany State University.

LELAND P. SMITH joined Equity Marketing in 1998 as Senior Vice President, General Counsel and Secretary. He is responsible for the company's legal, human resources and board administration. Mr. Smith was previously Assistant General Counsel for Mattel, Inc., and an associate in the corporate department with Riordan & McKinzie. He holds a bachelor's degree from Amherst College and a juris doctor and a master's in business administration from the University of Southern California.

SANFORD R. CLIMAN is Managing Director of Entertainment Media Ventures, a Los Angeles-based venture capital fund focused on investment in the areas of technology and media. He has been an Equity Marketing director since 1998. From June 1997 through February 1999, he was a senior executive with Creative Artists Agency ("CAA"). From October 1995 through May 1998, he was an Executive Vice President for Universal Studios and, from June 1986 through September 1995, he was a senior executive with CAA. Mr. Climan holds a bachelor's degree from Harvard College, a master's of science in health policy and management from Harvard School of Public Health and a master's in business administration from Harvard Business School.

JONATHAN D. KAUFELT, a prominent tax and business attorney, has been an Equity Marketing director since November 2000. Mr. Kaufelt most recently led the business and tax department at Armstrong, Hirsch, Jackoway, Tyerman & Wertheimer, P.C., a leading entertainment law firm in Los Angeles. He joined the firm in 1986, after nine years at two New York law firms -- Kay, Collyer & Boose from 1982 to 1986 and Simpson, Thacher & Bartlett from 1977 to 1982. Mr. Kaufelt earned a juris doctor from Georgetown University, a master of laws in taxation from New York University and a bachelor's degree from the University of Pennsylvania. He serves on the board of Planned Parenthood of Los Angeles and as a trustee of Rutgers Preparatory School in Somerset, New Jersey.

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

ALFRED E. OSBORNE, JR. is the founder and director of the Harold Price Center for Entrepreneurial Studies at UCLA's Anderson Graduate School of Management. He has been an Equity Marketing director since December 2000. Dr. Osborne joined UCLA in 1972, serves as a management professor, and has served as an Associate Dean and the Director of the MBA program before founding the Harold Price Center for Entrepreneurial Studies in 1987. During that time, he was also the Brookings Institution Economic Policy Fellow at the Securities and Exchange Commission. He is currently on the Boards of Directors of Nordstrom, Inc. and K2, Inc., and is an individual general partner of Technology Funding Venture Partners V and a trustee of the WM Group of Funds. Dr. Osborne holds a doctorate in business-economics, a master's in business administration, a master's in economics and a bachelor's degree all from Stanford University.

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

PETER ACKERMAN was the Director of Capital Markets at Drexel Burnham Lambert, an investment-banking firm, from 1978 to 1989. He has been an Equity Marketing director since March 2000. Since 1989, Dr. Ackerman has been the Managing Director of Rockport Capital, which is the Special Limited Partner of Crown Capital Group. Dr. Ackerman received a doctorate from the Fletcher School of Law and Diplomacy where he is the Chairman of the Board of Overseers. In addition, he sits on the Boards of CARE, Colgate University and the Cato Institute and is a member of the Council on Foreign Relations and the Executive Council of the International Institute for Strategic Studies.

JEFFREY S. DEUTSCHMAN has been a Managing Director of Crown Capital Group since 1997. He has been an Equity Marketing director since March 2000. Prior to joining Crown, he was a Partner at Aurora Capital Partners, a leveraged buyout fund, from 1992 through 1995, a Partner at Deutschman, Clayton & Company, an investment firm engaged in management buyout transactions, from 1987 through

1991 and a Principal at Spectrum Group, Inc., which specialized in leveraged acquisitions, from 1981 through 1986. Mr. Deutschman received a master's in business administration from UCLA's Anderson Graduate School of Management and his bachelor's degree from Columbia University. Mr. Deutschman sits on the boards of JPS Industries, Davidson Cotton and Resort Theaters of America.

Additional information relating to this item appears under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item appears under the captions "ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION AND RELATED MATTERS" and "REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION" in the Company's Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to this item appears under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the caption "ELECTION OF DIRECTORS" in the Company's Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        (A).  List of documents filed as part of this Report.

        Financial Statements:

                             EQUITY MARKETING, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Report of Independent Public Accountants.............................................................22

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance Sheets as of December 31, 1999 and 2000...................................................23

   Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000.....................24

   Statements of Stockholders' Equity and Mandatory Redeemable Preferred Stock for the Years
   Ended December 31, 1998, 1999 and 2000............................................................25

   Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000.....................26

   Notes to Consolidated Financial Statements........................................................27

Supplemental Schedule:

   Report of Independent Public Accountants on Schedule II...........................................43

   Schedule II Valuation and Qualifying Accounts.....................................................44

Note: All other supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.


        (B). Reports on Form 8-K

        Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2000 (Item 5).

        Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000 (Item 5).

        Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2000 (Item 5).

        Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2000 (Item 5).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Equity Marketing, Inc.:

We have audited the accompanying consolidated balance sheets of Equity Marketing, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and mandatory redeemable preferred stock and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equity Marketing, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP
- -----------------------
Arthur Andersen LLP


Los Angeles, California
February 16, 2001

                             EQUITY MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                 DECEMBER 31,
                                                                          ------------------------
ASSETS                                                                      1999            2000
- ---------------------------------------------------------------------------------------------------
CURRENT ASSETS:
        Cash and cash equivalents                                         $   7,131       $  32,405
        Marketable securities                                                    --           5,100
        Accounts receivable (net of allowances of $5,370 and $3,090
            as of December 31, 1999 and 2000, respectively)                  37,385          30,137
        Note receivable, current portion                                      5,024           8,322
        Inventory                                                             8,742          11,744
        Deferred income taxes                                                 4,457           3,176
        Prepaid expenses and other current assets                             1,239           1,652
- ---------------------------------------------------------------------------------------------------
                Total current assets                                         63,978          92,536

Fixed Assets, net                                                             4,907           4,263
Goodwill and Other Intangibles, net                                          21,846          12,459
Note Receivable, long-term portion                                            5,491              --
Other Assets                                                                  1,022           1,284
- ---------------------------------------------------------------------------------------------------
                Total assets                                              $  97,244       $ 110,542
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Short-term debt                                                   $  12,500       $      --
        Accounts payable                                                     21,726          18,421
        Due to customer                                                       4,424          11,725
        Accrued payroll and payroll related costs                             4,015           3,378
        Accrued liabilities                                                  10,268           6,872
- ---------------------------------------------------------------------------------------------------
                Total current liabilities                                    52,933          40,396

Deferred Income Taxes                                                         1,012             454
Long-Term Liabilities                                                         1,274           1,402
- ---------------------------------------------------------------------------------------------------
                Total liabilities                                            55,219          42,252
- ---------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 11)

Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share
  ($25,000), net of issuance costs                                               --          23,049
                                                                             ------         -------
STOCKHOLDERS' EQUITY:
        Preferred stock, $.001 par value per share, 1,000,000 shares
            authorized, 25,000 Series A issued and outstanding                   --              --
        Common stock, par value $.001 per share, 20,000,000
            shares authorized, 6,220,100 and 6,141,396 shares
            outstanding as of December 31, 1999 and
            2000, respectively                                                   --              --
        Additional paid-in capital                                           15,942          18,209
        Retained earnings                                                    28,477          32,863
- ---------------------------------------------------------------------------------------------------
                                                                             44,419          51,072
LESS--
        Treasury stock, 1,921,299 and 2,207,083 shares at cost as of
           December 31, 1999 and 2000, respectively                          (2,129)         (5,777)
        Stock subscription receivable                                           (21)            (11)
        Unearned compensation                                                  (244)            (43)
- ---------------------------------------------------------------------------------------------------
                Total stockholders' equity                                   42,025          45,241
- ---------------------------------------------------------------------------------------------------
                Total liabilities and stockholders' equity                $  97,244       $ 110,542
===================================================================================================


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                             EQUITY MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                 YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                        1998              1999              2000
- ----------------------------------------------------------------------------------------------------
REVENUES                                             $   159,136       $   227,063       $   232,287
Cost of sales                                            112,153           170,416           172,270
Provision for production-in-process losses                 2,666                --                --
- ----------------------------------------------------------------------------------------------------
Gross Profit                                              44,317            56,647            60,017
- ----------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
       Salaries, wages and benefits                       14,550            17,350            17,610
       Selling, general and administrative                22,127            22,829            23,075
       AmeriServe bankruptcy bad debt expense                 --             1,014               482
       Impairment of assets                                6,712                --             8,504
       Business process reengineering                      2,220                --                --
       Restructuring loss (gain)                           4,121              (604)             (418)
- ----------------------------------------------------------------------------------------------------
                Total operating expenses                  49,730            40,589            49,253
- ----------------------------------------------------------------------------------------------------
                Income (loss) from operations             (5,413)           16,058            10,764

OTHER (EXPENSE) INCOME:
       Interest expense                                     (783)             (881)             (405)
       Interest income                                       272               138             1,892
       Other income (expense)                                 --               233              (112)
- ----------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes           (5,924)           15,548            12,139

PROVISION FOR INCOME TAXES                                    69             6,134             6,797
- ----------------------------------------------------------------------------------------------------
    Net income (loss)                                $    (5,993)      $     9,414       $     5,342
====================================================================================================

PREFERRED STOCK DIVIDENDS                            $        --       $        --       $       956
- ----------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS   $    (5,993)      $     9,414       $     4,386
====================================================================================================

BASIC INCOME (LOSS) PER SHARE:
    INCOME (LOSS) PER SHARE                          $     (0.98)      $      1.51       $      0.70
====================================================================================================
    BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          6,089,618         6,227,842         6,275,590
====================================================================================================

DILUTED INCOME (LOSS) PER SHARE:
    INCOME (LOSS) PER SHARE                          $     (0.98)      $      1.46       $      0.68
====================================================================================================
    DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        6,089,618         6,440,738         6,460,557
====================================================================================================


 The accompanying notes are an integral part of these consolidated statements.

                             EQUITY MARKETING, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                      MANDATORY REDEEMABLE PREFERRED STOCK
                        (in thousands, except share data)

                                                        COMMON STOCK             PREFERRED STOCK       ADDITIONAL
                                                  ------------------------   -----------------------     PAID-IN
                                                    SHARES        AMOUNT       SHARES       AMOUNT       CAPITAL
- ---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                         6,010,103    $       --           --   $       --   $   13,371
  Net income                                              --            --           --           --           --
  Issuance of shares pursuant to
      restricted stock plan                           47,367            --           --           --          352
  Cancellation of shares
      pursuant to restricted stock plan              (14,812)           --           --           --         (381)
  Amortization of restricted stock grants                 --            --           --           --           --
  Exercise of stock options                          175,000            --           --           --        1,191
  Issuance of stock to 401(k) Tax
      Deferred Saving Plan                            10,060            --           --           --           66
  Consulting services rendered
      In exchange for stock options                       --            --           --           --          211
  Tax benefit from exercise of stock options              --                         --           --          533
  Loan forgiveness                                        --            --           --           --           --
- ---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                         6,227,718            --           --           --       15,343
  Net income                                              --            --           --           --           --
  Cancellation of shares
      pursuant to restricted stock plan              (33,450)           --           --           --         (202)
  Amortization of restricted stock grants                 --            --           --           --           --
  Exercise of stock options                           54,290            --           --           --          263
  Issuance of stock to 401(k) Tax
      Deferred Savings Plan                           21,542            --           --           --          183
  Consulting services rendered
      in exchange for stock options                       --            --           --           --          172
  Tax benefit from exercise of stock options              --            --           --           --          183
  Purchase of treasury stock                         (50,000)           --           --           --           --
  Loan forgiveness                                        --            --           --           --           --
- ---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                         6,220,100            --           --           --       15,942
  Net income                                              --            --           --           --           --
  Issuance of preferred stock and warrants                --            --       25,000       23,049          359
  Cancellation of shares pursuant to restricted
      stock plan                                      (2,905)           --           --           --          (48)
  Amortization of restricted stock grants                 --            --           --           --           --
  Exercise of stock options                          209,985            --           --           --        1,448
  Consulting services rendered in exchange
      for stock options                                   --            --           --           --          106
  Tax benefit from exercise of stock options              --            --           --           --          402
   Preferred stock dividends                              --            --           --           --           --
  Purchase of treasury stock                        (285,784)           --           --           --           --
  Loan forgiveness                                        --            --           --           --           --
- ---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                         6,141,396    $       --       25,000   $   23,049   $   18,209
=====================================================================================================================

                                                                                STOCK
                                                   RETAINED      TREASURY    SUBSCRIPTION    UNEARNED
                                                   EARNINGS       STOCK       RECEIVABLE   COMPENSATION      TOTAL
- --------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                        $   25,056    $   (1,279)   $      (43)   $     (965)   $   36,140
  Net income                                          (5,993)           --            --            --        (5,993)
  Issuance of shares pursuant to
      restricted stock plan                               --            --            --          (352)           --
  Cancellation of shares
      pursuant to restricted stock plan                   --            --            --           381            --
  Amortization of restricted stock grants                 --            --            --           248           248
  Exercise of stock options                               --            --            --            --         1,191
  Issuance of stock to 401(k) Tax
      Deferred Saving Plan                                --            --            --            --            66
  Consulting services rendered
      In exchange for stock options                       --            --            --            --           211
  Tax benefit from exercise of stock options              --            --            --            --           533
  Loan forgiveness                                        --            --            11            --            11
- --------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                            19,063        (1,279)          (32)         (688)       32,407
  Net income                                           9,414            --            --            --         9,414
  Cancellation of shares
      pursuant to restricted stock plan                   --            --            --           202            --
  Amortization of restricted stock grants                 --            --            --           242           242
  Exercise of stock options                               --            --            --            --           263
  Issuance of stock to 401(k) Tax
      Deferred Savings Plan                               --            11            --            --           194
  Consulting services rendered
      in exchange for stock options                       --            --            --            --           172
  Tax benefit from exercise of stock options              --            --            --            --           183
  Purchase of treasury stock                              --          (861)           --            --          (861)
  Loan forgiveness                                        --            --            11            --            11
- --------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                            28,477        (2,129)          (21)         (244)       42,025
  Net income                                           5,342            --            --            --         5,342
  Issuance of preferred stock and warrants                --            --            --            --        23,408
  Cancellation of shares pursuant to restricted
      stock plan                                          --            --            --            48            --
  Amortization of restricted stock grants                 --            --            --           153           153
  Exercise of stock options                               --            --            --            --         1,448
  Consulting services rendered in exchange
      for stock options                                   --            --            --            --           106
  Tax benefit from exercise of stock options              --            --            --            --           402
  Preferred stock dividends                             (956)           --            --            --          (956)
  Purchase of treasury stock                              --        (3,648)           --            --        (3,648)
  Loan forgiveness                                        --            --            10            --            10
- --------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                        $   32,863    $   (5,777)   $      (11)   $      (43)   $   68,290
====================================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                             EQUITY MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                    ------------------------------------
                                                                                      1998          1999          2000
- ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                           $ (5,993)     $  9,414      $  5,342
        Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
            Depreciation and amortization                                              2,022         2,708         2,655
            Provision for bad debts                                                    1,435         1,585         1,225
            (Gain) loss on asset disposal                                                 --          (233)          117
            Tax benefit from exercise of stock options                                   533           183           402
            Amortization of restricted stock                                             248           242           153
            Issuance of stock to 401(k) Tax Deferred Savings Plan                         66           194            --
            Impairment of assets                                                       6,712            --         8,504
            Consulting services rendered in exchange for stock options                   211           172           106
            Other                                                                         48            54            10
        Changes in assets and liabilities-
        Increase (decrease) in cash and cash equivalents:
            Accounts receivable                                                      (28,570)       (2,973)        6,023
            Note receivable                                                               --            --         2,193
            Inventory                                                                 (2,814)        3,362        (3,002)
            Deferred income taxes                                                     (1,984)          202           723
            Prepaid expenses and other current assets                                 (2,613)        2,885          (413)
            Other assets                                                                 437           (24)         (262)
            Accounts payable                                                          11,554        (6,706)       (4,217)
            Accrued liabilities                                                       13,330         7,043         2,393
            Long-term liabilities                                                        280           322           128
- ------------------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) operating activities                   (5,098)       18,430        22,080
- ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Payment for purchase of EPI Group Limited                                     (1,003)           --            --
        Payment for purchase of Corinthian Marketing, Inc. and Trademark              (8,436)           --            --
        Payment for purchase of Contract Marketing, Inc. and U.S. Import &
            Promotions Co.                                                           (15,088)         (149)         (349)
        Proceeds from sales of fixed assets                                               --           545            25
        Purchases of fixed assets                                                     (4,366)         (847)         (921)
        Purchase of marketable securities                                                 --            --        (5,100)
        Other                                                                            (68)           --            --
- ------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                (28,961)         (451)       (6,345)
- ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under line of credit                                               30,000            --            --
        Repayments on line of credit                                                      --       (17,500)      (12,500)
        Preferred stock dividends paid                                                    --            --          (581)
        Proceeds from issuance of preferred stock and warrants including $875 of
            accrued offering costs not yet paid                                           --            --        24,283
        Purchase of treasury stock                                                        --          (861)       (3,111)
        Proceeds from exercise of stock options                                        1,191           263         1,448
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   31,191       (18,098)        9,539
- ------------------------------------------------------------------------------------------------------------------------
                Net increase (decrease) in cash and cash equivalents                  (2,868)         (119)       25,274
Cash acquired in acquisitions                                                          1,183            --            --
CASH AND CASH EQUIVALENTS, beginning of year                                           8,935         7,250         7,131
- ------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                              $  7,250      $  7,131      $ 32,405
========================================================================================================================
CASH PAYMENTS DURING YEAR FOR:
        Interest                                                                    $    616      $    869      $    518
========================================================================================================================
        Taxes                                                                       $  2,143      $  3,141      $  7,828
========================================================================================================================


 The accompanying notes are an integral part of these consolidated statements.

                             EQUITY MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the "Company"), is a leading marketing services company, providing a wide range of custom promotional programs that build sales and brand awareness for retailers, restaurant chains and consumer goods companies such as Burger King Corporation, The Coca-Cola Company, CVS/pharmacy and others. The Company is also a developer and marketer of distinctive, branded consumer products that complement its core promotions business and are based on trademarks it owns or classic licensed properties. The Company primarily sells to customers in the United States. The Company's functional currency is United States dollars.

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

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at amortized cost, which approximates fair value as of December 31, 1999 and 2000.

MARKETABLE SECURITIES

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value. As of December 31, 2000, the cost of marketable securities held approximates fair value.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest income and expense. The cost of securities sold is based on specific identification.

Marketable securities represent state and municipal debt securities with maturity dates between 2002 and 2024. The Company intends to hold such securities only for the near term.

REVENUE RECOGNITION

The Company records sales when title and risk of loss pass to the customer. When a right of return exists, the Company's practice is to estimate and provide for any future returns at the time of sale, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." The Company's revenue recognition policies are in compliance with Securities and Exchange Commission's Staff Accounting Bulletin No. 101: "Revenue Recognition in Financial Statements."

INVENTORY

Inventory consists of production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and purchased finished products held for sale to customers and purchased finished products in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 1999 and 2000, inventory consisted of the following:


                                                    DECEMBER 31,
                                               ---------------------
                                                 1999         2000
            --------------------------------------------------------
            Production-in-process              $  1,088     $  1,742
            Finished goods                        7,654       10,002
            --------------------------------------------------------
                                               $  8,742     $ 11,744
            ========================================================



FIXED ASSETS

Fixed assets are stated at cost. Depreciation and amortization is provided on a straight-line basis over estimated useful lives as follows:

        Leasehold improvements -- lesser of lease term or life of related asset Furniture, fixtures, equipment, hardware and software -- 3-7 years

Betterments, which extend the life or add value to fixed assets are capitalized and depreciated over their remaining useful life. Repairs and maintenance are expensed as incurred.

GOODWILL AND OTHER INTANGIBLES

Goodwill is the excess of the purchase price over the estimated fair values of the net assets acquired in the purchases of EPI, Corinthian, and USI. Goodwill is being amortized using the straight-line method over estimated useful lives ranging from 5 to 20 years. Accumulated amortization for goodwill at December 31, 1999 and 2000 was $1,666 and $1,796, respectively. Other intangibles consist primarily of trademarks. As of December 31, 1999 trademarks totaled $2,624 net of amortization and were primarily composed of the Headliners(R) trademark acquired in the purchase of Corinthian. As of December 31, 2000 trademarks totaled $40 net of amortization. Trademarks are being amortized over estimated useful lives ranging from 10 to 20 years. Accumulated amortization for the trademarks at December 31, 1999 and 2000 was $258 and $13, respectively. For the years ended December 31, 1998, 1999 and 2000, amortization expense amounted to $932, $1,252 and $1,232, respectively.

The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate undiscounted future cash flows before interest expected to result from the use of the assets over their remaining amortization period and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred (see Note 3). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value.

DUE TO CUSTOMER

Pursuant to the terms of certain contracts between the Company and a certain promotions customer, the Company collects certain fees from the customer's distribution companies on behalf of that customer. Once these fees are collected from the distribution companies, the Company remits the fees to the customer. As of December 31, 1999 and 2000, the amounts due to customer were $4,424 and $11,725, respectively.

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

NET INCOME PER SHARE

Basic net income per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income (loss) available to common stockholders represent reported net income (loss) less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,115,101, 280,000 and 1,327,666 shares of common stock, $.001 par value per share (the "Common Stock"), for the years ended December 31, 1998, 1999 and 2000, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. In 2000, preferred stock convertible into 1,083,560 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other disclosures required by SFAS No. 128, "Earnings per Share":

                                                 For the years ended December 31,
                                  1998                                     1999                               2000
- ------------------------------------------------------------------------------------------------------------------------------------
                                               Per                                      Per                                   Per
                  Income         Shares       Share        Income        Shares        Share    Income        Shares         Share
                (Numerator)   (Denominator)   Amount     (Numerator)  (Denominator)    Amount (Numerator)  (Denominator)     Amount
- ------------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
  Income (loss)
  available
  to common
  stock-
  holders        $  (5,993)     6,089,618    $ (0.98)     $   9,414     6,227,842     $  1.51  $   4,386     6,275,590     $    0.70
                                             =======                                  =======                             ==========
Preferred
  stock
  dividends             --             --                        --            --                     --            --
Effect of
  Dilutive
  Securities:
    Options
    and
    warrants            --             --                        --       212,896                     --       184,967
Convertible
  preferred
  stock                 --             --                        --            --                     --            --
                 ---------      ---------                 ---------     ---------              ---------     ---------
Dilutive EPS:
  Income (loss)
  available
  to common
  stockholders
  and assumed
  conversion     $  (5,993)     6,089,618    $ (0.98)     $   9,414     6,440,738     $  1.46  $   4,386     6,460,557     $    0.68
                 =========      =========    =======      =========     =========     =======  =========     =========     =========

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

CONCENTRATION OF RISK

The Company regularly extends credit to several distribution companies in connection with its business with Burger King Corporation ("Burger King"). One of these distribution companies, AmeriServe, accounted for more than 50 percent of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000. As of January 31, 2000, AmeriServe owed the Company $28,774 in trade receivables. AmeriServe was able to secure temporary debtor in possession funding to enable it to continue operating in the short-term post bankruptcy.

Restaurant Services, Inc. ("RSI"), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the accompanying consolidated balance sheets as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the year ended December 31, 2000. This charge was offset by $1,084 of imputed interest income, at 9% per annum, recorded on the note receivable for 2000. The balance of the note receivable as of December 31, 2000 was $8,322, which was recorded as a current asset as the note is due in December 2001.

In a press release issued on April 12, 2000, Burger King announced that "it plans an orderly transition of distribution services as the Burger King(R) system leaves its relationship with AmeriServe Food Distribution, Inc." The press release stated that Burger King had arranged for alternative distribution services for the Burger King restaurants currently served by AmeriServe. The press release further stated that Burger King expected to complete the transition to alternative distributors by July 2000 and that the debtor-in-possession financing provided by Burger King to AmeriServe would remain in effect until August 2000. As of July 2000, the transition to alternative distributors was completed. Following such transition, the largest distribution company accounted for approximately 18.4% of the products purchased from the Company by the Burger King system.

As of December 31, 2000, one distribution company which serves the international distribution channel for the Burger King system accounted for 33% of total accounts receivable. The receivables from this distribution company were collected in January 2001.

The Company purchases 92% of its manufactured products from suppliers located in China. China currently enjoys "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. As a result of continuing concerns in the US Congress regarding China's human rights policies, and disputes regarding Chinese trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the annual extension of NTR status for China. In 2000, the US Congress passed legislation that will make permanent China's NTR status once China joins the World Trade Organization. The loss of NTR status for China would result in a substantial increase in the import duty for the Company's products manufactured in China and imported into the US and would result in increased costs for the Company. The impact of such an event on the Company could be somewhat mitigated by the Company's ability to source product for the US market from countries other than China. However, there can be no assurance that the Company would be able to obtain manufactured products under acceptable terms.

SUPPLEMENTAL CASH FLOW INFORMATION

During 1999, the Company sold a portion of its excess inventory to a customer in exchange for credits toward future purchases of advertising media. The credits were valued at $1,011 and can be used over a period of five years. During 1999 and 2000, the Company utilized $225 and $223, respectively, of these credits. Of the remaining balance of the credits, $227 is recorded in prepaid expenses and other current assets and $336 is recorded in other assets in the accompanying consolidated balance sheets.

COMPREHENSIVE INCOME

There are no adjustments to net income (loss) to arrive at comprehensive income
(loss).

SHIPPING AND HANDLING COSTS

In accordance with the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company classifies all amounts billed to customers related to shipping and handling as revenues. Shipping and handling costs are recorded in selling, general and administrative expenses. For the years ended December 31, 1998, 1999 and 2000 such costs totaled $1,182, $4,553, and $3,526, respectively.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," requires SFAS No. 133 to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet adopted SFAS No. 133, but if it had been adopted, there would not have been any effect on reported income because the Company had not entered into any derivative or hedging financial contracts. The Company plans to adopt SFAS No. 133 in 2001.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform them with the 2000 presentation.

2. RESTRUCTURING CHARGE

On December 21, 1998, the Company announced its decision to exit the event-based-license consumer products business along with its retail pin business. In connection with this decision, the Company recorded a restructuring charge of $4,121 in 1998. The restructuring charge includes a provision for projected minimum royalty guarantee shortfalls associated with long-term licenses which the Company has decided to discontinue, severance for workforce reductions of 30 employees, of which 15 were terminated as of December 31, 1998 and the remainder in 1999, a provision for outstanding inventory purchase commitments on purchase orders the Company has cancelled, and a provision for costs associated with the planned closure of the Company's warehouse facility. The workforce reductions include employees from the consumer products business, retail pin business, warehouse and other support services. Excluding the warehouse employees, the workforce reductions were completed by the end of the first quarter of 1999. The warehouse closed in the second quarter of 1999. As of December 31, 1998 and the remainder in 1999, the Company was in the process of negotiating settlements on remaining minimum royalty guarantees with licensors. During 1999, the Company reversed a portion of the restructuring reserves for projected royalty guarantee shortfalls as a result of negotiated settlements with certain licensors. These reversals totaled $641 and are reflected net of a $37 charge as a restructuring gain in the accompanying statements of operations for the year ended December 31, 1999. During 2000, the Company reversed a portion of the restructuring reserves for inventory purchase commitments and lease commitment for the warehouse facility as a result of negotiated settlements with certain vendors and as a result of the dismissal of a lawsuit from the landlord of the warehouse facility. These reversals totaled $418 and are reflected as a restructuring gain in the accompanying statements of operations for the year ended December 31, 2000. Details of the restructuring charge are as follows:

                                             Original   Utilized   Utilized   Reversed    Charged   Utilized   Reversed     To Be
                                              Charge      1998       1999       1999       1999       2000       2000      Utilized
- -----------------------------------------------------------------------------------------------------------------------------------
Provision for projected minimum royalty
    guarantee shortfalls                      $ 2,187    $    --    $  (267)   $  (641)   $    --    $(1,084)   $    --    $   195
Employee severance and termination benefits       738       (127)      (648)        --         37         --         --         --
Outstanding inventory purchase commitments        800         --       (716)        --         --         --        (84)        --
Lease commitment for warehouse facility           396         --        (31)        --         --        (31)      (334)        --
- -----------------------------------------------------------------------------------------------------------------------------------
                                              $ 4,121    $  (127)   $(1,662)   $  (641)   $    37    $(1,115)   $  (418)   $   195
===================================================================================================================================

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

In addition to the write-down of EPI goodwill, during the fourth quarter of 1998, the Company realized an impairment loss on certain assets associated with the activities which the Company has exited (see Note 2). Such impairment totaled $1,192 and is also reflected in impairment of assets in the accompanying consolidated statements of operations. Of this amount, approximately $1,095 represents an impairment of royalty advances paid on long-term license agreements which the Company has discontinued and which will not be recouped against future sales. Such impairment is reflected in the consumer products segment (see Note 12). The remaining $97 reflects an impairment of capitalized costs associated with an internet site associated with the retail pin business as well as an impairment of warehouse leasehold improvements. Such impairments are reflected in the corporate segment (see Note 12).

As of December 31, 2000, as a result of continued weakness in the sports collectible market and as a result of disappointing fourth quarter sales of Headliners(R), the Company decided to decrease the marketing of the Headliners(R) brand and decided not to pursue new Headliners(R) licenses or renew existing licenses. This decision triggered an impairment review of Corinthian's long-lived assets, which consisted primarily of goodwill and the Headliners(R) trademark. Based on revised projections of Corinthian's ongoing business, the Company calculated the present value of expected cash flows (before interest) to determine the fair value of the assets. Accordingly, the Company recorded an impairment charge of $8,504 for a write-off of the goodwill and trademark associated with the Corinthian purchase. This charge is reflected in impairment of assets in the accompanying consolidated statements of operations and is reflected in the corporate segment (see Note 12).

4. ACQUISITIONS

On April 24, 1998, the Company acquired 100% of the common stock of Corinthian and certain trademarks related to its business, including the Headliners(R) trademark (the "Trademark"), from Corinthian Marketing PLC, for total cash consideration of $7,892 plus related transaction costs of $544 at the closing. The total consideration was net of a holdback amount for which the Company accrued approximately $600 as of the acquisition date. In September 1999, this holdback was settled and the accrual was reversed as a reduction to goodwill. Corinthian is engaged principally in the design, manufacture, marketing and distribution of the Headliners(R) brand of collectible sports figurines. Subsequent to the impairment write-off discussed above, as of December 31, 2000, the balances of the Corinthian goodwill and Trademark were zero.

On July 23, 1998 the Company acquired substantially all of the assets of CMI and USI, in exchange for $14,659 plus related transaction costs of $429. Potential additional cash consideration may be paid based upon the results of operations of USI during each calendar year through December 31, 2002 as set forth in the respective Asset Purchase Agreements, dated July 23, 1998, by and among the Company and each of CMI and USI. In August 1999 and March 2000, $149 and $349,respectively, were paid to the stockholders of CMI and USI and allocated to Goodwill. As of December 31, 2000, the excess of the purchase price over the estimated fair value of the net assets acquired was $13,916 which has been recorded as goodwill and is being amortized on a straight line basis over 20 years.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions of Corinthian and USI had occurred at the beginning of each period presented and includes pro-forma adjustments to give effect to the amortization of goodwill, decreased interest income, increased interest expense associated with funding the acquisitions, and certain other adjustments, together with the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Corinthian and USI had been a single entity during 1998, nor is it necessarily indicative of the results of operations that may occur in the future.

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                                1998
       -----------------------------------------------------------------
                                                            (UNAUDITED)
       Pro forma revenues                                   $   166,752
       Pro forma net income (loss)                          $    (6,719)
       Pro forma basic income (loss) per share              $     (1.10)
       Pro forma diluted income (loss) per share            $     (1.10)
       Pro forma basic weighted average
         shares outstanding                                   6,089,618
       Pro forma diluted weighted average
         shares outstanding                                   6,089,618

5. FIXED ASSETS, NET

   Fixed assets, net is summarized as follows:

                                                            DECEMBER 31,
                                                       ---------------------
                                                        1999           2000
   -------------------------------------------------------------------------
   Furniture, fixtures and equipment                   $ 2,389       $ 2,269
   Computer software                                     2,562         2,625
   Computer hardware                                     2,538         3,210
   Leasehold improvements                                1,369         1,413
   -------------------------------------------------------------------------
      Fixed assets, at cost                              8,858         9,517

   Accumulated depreciation and amortization            (3,951)       (5,254)
   -------------------------------------------------------------------------
      Fixed assets, net                                $ 4,907       $ 4,263
   =========================================================================

For the years ended December 31, 1998, 1999 and 2000, depreciation and amortization expense related to fixed assets was $1,090, $1,456 and $1,423 respectively.

6. INFORMATION SYSTEMS

Based on strategic and operational assessments, the Company replaced its information systems in 1999. The Company spent a total of $4,302, of which $2,220 was spent on business process reengineering in 1998. In accordance with Emerging Issues Task Force Issue No. 97-13, such business process reengineering costs were expensed as incurred. These expenses are presented as business process reengineering expenses in the accompanying consolidated statements of operations for the year ended December 31, 1998.

7. LINE OF CREDIT

At December 31, 1999 and 2000, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. The agreement, as amended on July 27, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.00 and 3.00 percent or a variable rate equivalent to the lead bank's reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of December 31, 2000, the Company was in compliance with these requirements.

As of December 31, 2000, the marginal interest rate on available borrowings under the Credit Agreement was 9.2%. There were $12,500 and zero outstanding under the Credit Agreement at December 31, 1999 and 2000, respectively. Letters of credit outstanding as of December 31, 1999 and December 31, 2000 totaled $401 and $414, respectively.

The Credit Agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates.

On December 17, 2000, the Company signed a non-binding term sheet with Bank of America to commit to terms and conditions for a new senior credit facility. The proposed credit facility will replace the Company's existing credit facility discussed above. Under the terms of the proposed agreement, the new credit facility will be secured by substantially all of the Company's assets and will provide for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. The final terms and conditions under the proposed agreement are currently under negotiation. The credit facility is expected to be in place in the second quarter of 2001.

8. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) Tax Deferred Savings Plan (the "401(k) Plan"), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee's contribution and a discretionary amount determined each year by the Company and paid out of the Company's current or accumulated net profit. Costs related to contributions to the 401(k) Plan for the years ended December 31, 1998, 1999, and 2000 were $154, $235 and $145, respectively.

9. STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has three stock option plans, the 1996 Equity Marketing, Inc. Stock Option Plan (the "1996 Employee Plan"), the 2000 Equity Marketing, Inc. Stock Option Plan (the "2000 Employee Plan" and collectively with the 1996 Employee Plan, the "Employee Plans") and the Non-Employee Director Stock Option Plan (the "Director Plan", and collectively with the Employee Plans referred to as the "Option Plans"). A total of 3,490,000 shares of common stock are reserved for issuance pursuant to options granted and to be granted under Option Plans. 1,007,695 shares are available for grant as of December 31, 2000. Options pursuant to the Employee Plans typically vest over three to five years and expire ten years from the date of grant. The 1996 Employee Plan expires in 2001. The 2000 Employee Plan expires in 2010. Options pursuant to the Director Plan vest over six months to three years and expire ten years from the date of grant. The Director Plan expires in 2003.

The Option Plans provide for option grants at exercise prices not less than the fair market value on the date of grant in the case of qualified incentive stock options, and not less than par value in the case of non-qualified options.

Transactions involving the Option Plans are summarized as follows:

                                                                      EXERCISABLE AT END OF YEAR
                                                        WEIGHTED      --------------------------
                                                        AVERAGE                         WEIGHTED
                                                        EXERCISE                         AVERAGE
                                        NUMBER           PRICE                          EXERCISE
                                      OF SHARES        PER SHARE        SHARES           PRICE
- ----------------------------------------------------------------      --------------------------
Outstanding at December 31, 1997       1,202,350       $   14.84         429,778        $   6.89
                                                                      ==========================
       Granted                         1,111,917           15.58
       Exercised                        (175,000)           6.81
       Canceled                       (1,024,166)          19.84
- ----------------------------------------------------------------      --------------------------
Outstanding at December 31, 1998       1,115,101           12.23         421,114        $  11.52
                                                                      ==========================
       Granted                           548,000            9.20
       Exercised                         (54,290)           4.84
       Canceled                         (206,500)          14.86
- ----------------------------------------------------------------      --------------------------
Outstanding at December 31, 1999       1,402,311           10.65         660,506        $  10.29
                                                                      ==========================
       Granted                           722,750           10.46
       Exercised                        (209,985)          11.72
       Canceled                         (250,256)          11.17
- ----------------------------------------------------------------      --------------------------
Outstanding at December 31, 2000       1,664,820       $   11.11         716,155        $  11.63
================================================================      ==========================

The following table summarizes information about the Company's stock options outstanding and exercisable as of December 31, 2000:

                                OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
- ----------------------------------------------------------------------------------------------------------
                                               WEIGHTED
                                                AVERAGE          WEIGHTED                     WEIGHTED
         RANGE OF              NUMBER          REMAINING          AVERAGE       NUMBER         AVERAGE
      EXERCISE PRICES        OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
- ----------------------------------------------------------------------------------------------------------
      $ 0.32 - $ 7.50           419,320           5.84            $ 5.63        363,405        $ 5.39
      $ 8.44 - $11.00           706,500           8.90            $ 9.88         61,250        $ 9.83
      $11.25 - $20.75           464,000           8.14            $15.28        216,500        $17.01
      $26.00 - $28.13            75,000           6.95            $27.85         75,000        $27.85
- -----------------------------------------------------------------------------------------------------
                              1,664,820           7.83            $11.11        716,155        $11.63
=====================================================================================================

On December 14, 1998, the Company permitted option holders to exchange their outstanding stock options for a lesser number of options priced at fair market value on that date, $7.50. Options with an exercise price greater than $20.00 a share were eligible to be exchanged for options priced at $7.50 with a 50% reduction in the number of options, and options with an exercise price less than or equal to $20.00 a share were eligible to be exchanged for options priced at $7.50 with a 33% reduction in the number of options. Each replacement grant retained the original grant's vesting schedule but imposed a one year moratorium on exercise. Twenty-one employees and consultants of the Company elected to participate, exchanging an aggregate of options to purchase 817,500 shares of Common Stock at exercise prices ranging from $12.25 to $28.13 a share in return for an aggregate of options to purchase 422,417 shares of Common Stock at an exercise price of $7.50 per share. Donald A. Kurz and Stephen P. Robeck, the Company's co-chief executive officers at that date, were not eligible to participate in the exchange.

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

                                                                                    YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                             1998            1999           2000
- -------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common stockholders - as reported           $  (5,993)      $   9,414      $   4,386
Net income (loss) available to common stockholders - pro forma             $  (9,672)      $   5,572      $   3,229
Basic earnings (loss) per share-as reported                                $   (0.98)      $    1.51      $    0.70
Basic earnings (loss) per share-pro forma                                  $   (1.59)      $    0.89      $    0.51
Diluted earnings (loss) per share-as reported                              $   (0.98)      $    1.46      $    0.68
Diluted earnings (loss) per share-pro forma                                $   (1.59)      $    0.87      $    0.50

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of the cost to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                           YEARS ENDED DECEMBER 31,
                                     --------------------------------------
                                       1998           1999           2000
- ---------------------------------------------------------------------------
Expected dividend yield                  0.00%          0.00%          0.00%
Expected stock price volatility         69.97%         70.39%         66.60%
Risk free interest rate                  4.41%          5.09%          6.40%
Expected life of options              3 years        3 years        5 years

The weighted average fair value of options granted during 1998, 1999 and 2000 is $7.28, $4.55 and $5.99, respectively.

During 1998, the Company granted options to purchase 60,000 shares of common stock to a member of the Board of Directors in exchange for consulting services rendered. The securities are to vest through March 2001. On December 14, 1998 these options were exchanged for options to purchase 40,000 shares of common stock at an exercise price of $7.50. Options to purchase 33,334 shares of common stock have vested and been exercised as of December 31, 2000. The fair value of these options was estimated at the date of grant and repricing using the Black-Scholes option pricing model with assumptions consistent with those shown above. For the years ended December 31, 1998, 1999 and 2000, the Company has recorded compensation expense of approximately $211, $172 and $106, respectively, related to these options.

In March 2000, the Company granted options to purchase 50,000 shares of common stock to a member of the Board of Directors in exchange for services rendered in connection with the Company's issuance of preferred stock. These shares vested immediately and have an exercise price of $14.75. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with assumptions consistent with those shown above. These were valued at $359. This amount was recorded as a reduction to mandatory redeemable preferred stock and as additional paid-in-capital in the accompanying consolidated balance sheets as of December 31, 2000.

WARRANTS

On March 29, 2000 and June 20, 2000, the Company granted Crown Capital, Inc. 15,000 warrants to purchase additional preferred stock. (see "Preferred Stock").

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

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series A Stock") with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and
55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. The Company paid $187.5 in fees for the year ended December 31, 2000.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividends for the year ended December 31, 2000 amounted to $956, of which $375 was paid in January 2001 and was recorded in accounts payable in the accompanying consolidated balance sheets.

Crown currently holds 100% of the outstanding shares of Series A Stock, and consequently, has designated two individuals to the Board of Directors of the Company.

The Series A Stock is recorded in the accompanying consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs totaled approximately $1,951 and included an accrual of approximately $1,000 for the present value of the commitment fee discussed above.

STOCK REPURCHASE

The Company's Board of Directors has authorized up to $10,000 for the repurchase of the Company's common stock over a twelve month period. The repurchase program commenced on July 21, 2000. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt. As of December 31, 2000, the Company has purchased an aggregate of 285,784 shares at an average price of $12.76 per share including commissions.

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

RESTRICTED STOCK

The Company has reserved 100,000 shares of common stock for issuance under the 1995 Stock Award Plan, (the "Plan"), which covers certain key salaried employees who are not officers or directors of the Company. For the year ended December 31, 2000, 2,905 shares with an aggregate market value on the date of grant of $48 were canceled under the Plan. No shares were issued under the plan for the year ended December 31, 2000. The shares are subject to restrictions, which lapse over a three to five year period and continued employment with the Company.

Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the Plan. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period. Compensation charged to expense was $248, $242 and $153 in 1998, 1999 and 2000, respectively. At December 31, 2000, 69,690 shares were available for issuance under the Plan.

10. INCOME TAXES

In accordance with SFAS No. 109 "Accounting for Income Taxes," deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

The provision for income taxes consist of:

                                                 YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                            1998           1999          2000
- -------------------------------------------------------------------------------
CURRENT:
Federal                                   $  1,266       $  4,970      $  4,921
State and local                                175            779           751
- -------------------------------------------------------------------------------
                                             1,441          5,749         5,672
- -------------------------------------------------------------------------------
DEFERRED:
Federal                                     (1,673)           175           627
State and local                               (232)            27            96
- -------------------------------------------------------------------------------
                                            (1,905)           202           723
- -------------------------------------------------------------------------------
Additional paid-in capital from
  benefit of stock options exercised           533            183           402
- -------------------------------------------------------------------------------
                                          $     69       $  6,134      $  6,797
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

                                                              YEARS ENDED DECEMBER 31,
                                                        -------------------------------------
                                                          1998           1999          2000
- ---------------------------------------------------------------------------------------------
Tax at the Federal statutory rate                       $ (2,014)      $  5,341      $  4,176
State income taxes, net of the Federal tax benefit          (170)           541           636
Other                                                      2,253            252         1,985
- ---------------------------------------------------------------------------------------------
                                                        $     69       $  6,134      $  6,797
=============================================================================================

Other reflects the effects of permanent differences such as amortization of goodwill, the write-off of the EPI goodwill in 1998 and the write-off of the Corinthian goodwill in 2000.

The tax effects of the significant temporary differences giving rise to the Company's deferred tax assets (liabilities) for the years ended December 31, 1999 and 2000 are as follows:

                                       1999           2000
- ------------------------------------------------------------
Allowance for doubtful accounts      $  2,031       $  1,245
Inventory reserve                         654            812
Accrued expenses                        1,625            812
Other                                     147            307
- ------------------------------------------------------------
    Total current                       4,457          3,176
- ------------------------------------------------------------

Trademark                              (1,016)            --
Depreciation                               54            (38)
Other                                     (50)          (416)
- ------------------------------------------------------------
    Total non-current                  (1,012)          (454)
- ------------------------------------------------------------
Total                                $  3,445       $  2,722
============================================================

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has operating leases for its properties, which expire at various dates through 2008.

Future minimum lease payments under non-cancelable operating are as follows:

             YEAR
             -------------------------------------------------
             2001                                      $ 1,668
             2002                                        1,486
             2003                                        1,480
             2004                                        1,629
             2005                                          953
             Thereafter                                    362
             -------------------------------------------------
             Total                                     $ 7,578
             =================================================

Aggregate rental expenses for operating leases were $1,235, $1,783 and $1,775 for the years ended December 31, 1998, 1999 and 2000, respectively.

GUARANTEED ROYALTIES

For the years ended December 31, 1998, 1999, and 2000, the Company incurred $6,149, $5,295 and $3,758, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of December 31, 2000, the Company was committed to pay total minimum guaranteed royalties as follows:

             YEAR
             -------------------------------------------------
             2001                                      $ 1,046
             2002                                        1,000
             2003                                        1,000
             -------------------------------------------------
             Total                                     $ 3,046
             =================================================

EMPLOYMENT AGREEMENTS

As of December 31, 2000, the Company has employment agreements with several key executives. Guaranteed compensation under these agreements is as follows:

             YEAR
             -------------------------------------------------
             2001                                      $ 1,055
             2002                                          655
             -------------------------------------------------
             Total                                     $ 1,710
             =================================================

LEGAL PROCEEDINGS

On December 27, 1999, Burger King announced that in cooperation with the Consumer Product Safety Commission (the "CPSC") it would conduct a voluntary recall of Pokemon(TM) balls included with Burger King kids meals. The recall resulted primarily from the death of a 13-month-old child in Sonora, California on December 11, 1999. Subsequent to the announcement of the recall, on January 25, 2000, a 4-month-old child in Indianapolis, Indiana also reportedly suffocated when one half of a Pokemon(TM) ball covered his nose and mouth. The Company designed and manufactured 151 trading cards and 57 gift-with-purchase products based on Pokemon(TM) for Burger King. The Company believes that these products met or exceeded federal safety guidelines and underwent rigorous safety testing by an independent, third party laboratory during and after production.

On May 4, 2000, a lawsuit entitled Estate of Kira Alexis Murphy, Madelyne Ariana Alto, Netanya Noel Alto and Jill Ann Alto v. Burger King Corporation, Fast Food Enterprise of California, Inc., Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. B C229358, was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit was filed by plaintiffs who alleged that the Pokemon(TM) ball caused the death of Kira Alexis Murphy. The lawsuit asserted causes of action for product liability, breach of warranty, wrongful death and negligent infliction of emotional distress, and sought an unspecified amount of damages and attorneys' fees. This lawsuit was settled in the fourth quarter of 2000. The settlement was not material to the Company's results of operations.

On August 11, 2000, two lawsuits entitled Ashley L. Jones v. Burger King Corporation, Southdown Corporation, Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. 49D130008CT001170, and Sheila Jones v.

Burger King Corporation, Southdown Corporation, Equity Marketing, Inc., and Specialized Technology Resources, Inc., Case No. 49D050008CT001154, were filed in the Superior Court of the State of Indiana for the County of Marion. The lawsuits were filed by plaintiffs who alleged that the Pokemon(TM) ball caused the death of Zachary B. Jones. The lawsuits asserted causes of action for negligence, product liability, breach of warranty, wrongful death and negligent infliction of emotional distress, and sought an unspecified amount of compensatory and punitive damages and attorneys' fees. On September 7, 2000, the lawsuits were removed to the United States District Court for the Southern District of Indiana, Indianapolis Division (Case No. IP00-1400 C Y/G and Case No. IP00-1401 C B/S, respectively). These lawsuits were settled in the first quarter of 2001. The settlements were not material to the Company's results of operations.

On February 28, 2000, a class action lawsuit entitled Scott Pace and Diane Mitchell Bubonic v. Burger King Corporation, Case No. 310285, was filed in the Superior Court of the State of California for the City and County of San Francisco. The lawsuit was filed by individuals purporting to represent all individuals in the State of California that received a Pokemon(TM) ball from a Burger King restaurant. The lawsuit alleged that the Pokemon(TM) ball was unsafe and asserted causes of action for breach of implied warranty and fraud in the sale of consumer goods, and sought an unspecified amount of damages and attorneys' fees. This lawsuit was dismissed without prejudice by the plaintiffs in the first quarter of 2001.

Burger King and its franchisees incurred substantial costs in the conduct of the Pokemon(TM) ball recall, including costs for legal expenses, advertising, collection and destruction of Pokemon (TM) balls, and free goods. Although the Company strongly believes it met all of its contractual obligations with respect to the Pokemon (TM) ball, the Company may be contractually required to indemnify Burger King and its affiliates, including its franchisees, for some or all of these costs. While the Company cannot currently estimate the amount of such costs, management believes that the payment by the Company of the costs incurred in the conduct of the Pokemon(TM) ball recall could have a material adverse effect on the Company's business, financial condition and results of operations. As of the date hereof, Burger King has not requested indemnification for such costs.

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

12. INDUSTRY SEGMENTS, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

The Company's revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 63%, 80% and 80% of the Company's revenues for the years ended December 31, 1998, 1999 and 2000, respectively, were from one customer in the promotional segment.

Effective January 1, 1998, the Company adopted the provisions of SFAS No.
131, "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable segments through which it conducts its continuing operations: promotions and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The promotions segment provides various services and produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional programs are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation expense, impairment charges, restructuring, business process reengineering, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventory, receivables, goodwill and the Headliners(R) trademark. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.

INDUSTRY SEGMENTS

                                                       AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                                  --------------------------------------------------------
                                                                  CONSUMER
                                                  PROMOTIONS      PRODUCTS       CORPORATE         TOTAL
- ----------------------------------------------------------------------------------------------------------
    Total revenues                                $ 116,280      $  42,856       $      --       $ 159,136
==========================================================================================================

    Income (loss) before provision (benefit)
      for income taxes                            $  22,201      $  (7,092)      $ (21,033)      $  (5,924)
    Provision (benefit) for income taxes              8,501         (2,716)         (5,716)             69
- ----------------------------------------------------------------------------------------------------------
    Net income (loss)                             $  13,700      $  (4,376)      $ (15,317)         (5,993)
==========================================================================================================

    Fixed asset additions, net                    $      --      $      --       $   4,366       $   4,366
==========================================================================================================
    Depreciation and amortization                 $     565      $     367       $   1,090       $   2,022
==========================================================================================================
    Total assets                                  $  69,185      $  23,508       $  22,787       $ 115,480
==========================================================================================================

                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999
                                                  --------------------------------------------------------
                                                                  CONSUMER
                                                  PROMOTIONS      PRODUCTS       CORPORATE         TOTAL
- ----------------------------------------------------------------------------------------------------------
    Total revenues                                $ 202,195      $  24,868       $      --       $ 227,063
==========================================================================================================

    Income (loss) before provision (benefit)
      for income taxes                            $  36,192      $  (1,026)      $ (19,618)      $  15,548
    Provision (benefit) for income taxes             14,278           (405)         (7,739)          6,134
- ----------------------------------------------------------------------------------------------------------
    Net income (loss)                             $  21,914      $    (621)      $ (11,879)      $   9,414
==========================================================================================================

    Fixed asset additions, net                    $      --      $      --       $     847       $     847
==========================================================================================================
    Depreciation and amortization                 $     743      $     504       $   1,461       $   2,708
==========================================================================================================
    Total assets                                  $  62,910      $  19,588       $  14,746       $  97,244
==========================================================================================================

                                                      AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                                  --------------------------------------------------------
                                                                  CONSUMER
                                                  PROMOTIONS      PRODUCTS       CORPORATE         TOTAL
- ----------------------------------------------------------------------------------------------------------
    Total revenues                                $ 208,607      $  23,680       $      --       $ 232,287
==========================================================================================================

    Income (loss) before provision (benefit)
      for income taxes                            $  38,779      $     490       $ (27,130)      $  12,139
    Provision (benefit) for income taxes             14,570            184          (7,957)          6,797
- ----------------------------------------------------------------------------------------------------------
    Net income (loss)                             $  24,209      $     306       $ (19,173)      $   5,342
==========================================================================================================

    Fixed asset additions, net                    $      --      $      --       $     921       $     921
==========================================================================================================
    Depreciation and amortization                 $     751      $     475       $   1,429       $   2,655
==========================================================================================================
    Total assets                                  $  57,195      $   5,427       $  47,920       $ 110,542
==========================================================================================================

Information about the Company's operations by geographical area is as follows:

                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                   1998             1999            2000
- -------------------------------------------------------------------------------------------
Revenues:
   United States                                 $ 138,571        $ 205,182       $ 193,420
   International                                    20,565           21,881          38,867
- -------------------------------------------------------------------------------------------
       Total revenues                            $ 159,136        $ 227,063       $ 232,287
===========================================================================================
Income (loss) from operations:
   United States                                 $ (10,669)       $  14,516       $   8,963
   International                                     5,256            1,542           1,801
- -------------------------------------------------------------------------------------------
       Total income (loss) from operations       $  (5,413)       $  16,058       $  10,764
===========================================================================================
Fixed assets, net:
   United States                                 $   5,736        $   4,586       $   3,979
   International                                       156              321             284
- -------------------------------------------------------------------------------------------
       Total fixed assets                        $   5,892        $   4,907       $   4,263
===========================================================================================

13.     SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             THREE MONTHS ENDED
                                      ---------------------------------------------------------------
                                        MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31
                                      -----------       -----------      ------------     -----------
1999
Revenues                              $    27,457       $    56,011      $    53,334      $    90,261
Income (loss) from operations         $      (219)      $     4,990      $     4,771      $     6,516
Net income (loss) available to
  common stockholders                        (265)      $     2,864      $     2,772      $     4,043
Basic Income (Loss) Per Share:
  Income (loss) per share             $     (0.04)      $      0.46      $      0.44      $      0.65
  Weighted average shares
    outstanding                         6,210,497         6,223,099        6,230,906        6,247,248
Diluted Income (Loss) Per Share:
  Income (loss) per share             $     (0.04)      $      0.45      $      0.42      $      0.61
  Weighted average shares
    outstanding                         6,210,497         6,340,969        6,533,737        6,600,100

                                                            THREE MONTHS ENDED
                                      ---------------------------------------------------------------
                                        MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31
                                      -----------       -----------      ------------     -----------
2000
Revenues                              $    43,477       $    55,314      $    56,026      $    77,470
Income (loss) from operations         $     2,054       $     4,839      $     5,474      $    (1,603)
Net income (loss) available
  to common stockholders              $     1,288       $     2,865      $     3,144      $    (2,911)
Basic Income (Loss) Per Share:
  Income (loss) per share             $      0.21       $      0.46      $      0.50      $     (0.46)
  Weighted average shares
    outstanding                         6,236,718         6,291,180        6,307,650        6,266,811
Diluted Income (Loss) Per Share:
  Income (loss) per share             $      0.20       $      0.41      $      0.42      $     (0.46)
  Weighted average shares
    outstanding                         6,473,471         7,412,498        8,288,741        6,266,811

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES AND STATE OF CALIFORNIA ON THE 30TH DAY OF MARCH, 2001.


                                   EQUITY MARKETING, INC.



                                   By: /s/ Donald A. Kurz
                                       -----------------------------------------
                                       Donald A. Kurz
                                       Chairman of the Board and Chief Executive
                                       Officer


                                POWER OF ATTORNEY

We, the undersigned directors and officers of Equity Marketing, Inc. do hereby severally constitute and appoint Donald A. Kurz, Leland P. Smith and Lawrence J. Madden, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Donald A. Kurz               Chairman of the Board and Chief              March 30, 2001
- ----------------------------     Executive Officer
Donald A. Kurz                   (Principal Executive Officer)


/s/ Lawrence J. Madden           Senior Vice President and Chief              March 30, 2001
- ----------------------------     Financial Officer (Principal
Lawrence J. Madden               Financial and Accounting Officer)


/s/ Peter Ackerman               Director                                     March 30, 2001
- ----------------------------
Peter Ackerman


/s/ Sanford R. Climan            Director                                     March 30, 2001
- ----------------------------
Sanford R. Climan


/s/ Jeffrey S. Deutschman        Director                                     March 30, 2001
- ----------------------------
Jeffrey S. Deutschman


/s/ Jonathan D. Kaufelt          Director                                     March 30, 2001
- ----------------------------
Jonathan D. Kaufelt


/s/ Mitchell H. Kurz             Director                                     March 30, 2001
- ----------------------------
Mitchell H. Kurz

/s/ Alfred E. Osborne            Director                                     March 30, 2001
- ----------------------------
Alfred E. Osborne


/s/ Bruce Raben                  Director                                     March 30, 2001
- ----------------------------
Bruce Raben


/s/ Stephen P. Robeck            Director                                     March 30, 2001
- ----------------------------
Stephen P. Robeck

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Equity Marketing, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Equity Marketing, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 16, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





/s/ ARTHUR ANDERSEN LLP
- ------------------------------
Arthur Andersen LLP



Los Angeles, California
February 16, 2001

                                                                     SCHEDULE II


                             EQUITY MARKETING, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                    Additions
                                   Balance at       Charged to       Additions
                                  Beginning of      Operating       Charged to          Net             Balance at
CLASSIFICATION                       of Year        Expenses         Revenues        Deductions         End of Year
- ------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
  Allowances for doubtful
   accounts receivable
   and sales returns                $    600        $  1,435         $  3,734        $ (2,085)(A)        $  3,684
Restructuring reserves                    --           4,121               --            (127)              3,994
Year Ended December 31, 1999
  Allowances for doubtful
   accounts receivable
   and sales returns                $  3,684        $  1,585         $  4,031        $ (3,930)(A)        $  5,370
Restructuring reserves                 3,994            (604)              --          (1,662)              1,728
Year Ended December 31, 2000
  Allowances for doubtful
   accounts receivable
   and sales returns                $  5,370        $  1,225         $    199        $ (3,704)(A)        $  3,090
Restructuring reserves                 1,728            (418)              --          (1,115)                195

(A) Represents product returns, credits applied and accounts receivable written off, net of recoveries.

Exhibit        Description
- --------------------------------------------------------------------------------
3.1            Certificate of Incorporation. (2)

3.2            Amended and Restated Bylaws. (4)

3.3            First Amendment to Amended and Restated Bylaws (5)

3.4            Certificate of Designation of Series A Senior Cumulative
               Participating Convertible Preferred Stock, Series B Senior
               Cumulative Participating Convertible Preferred Stock and Series C
               Senior Cumulative Participating Convertible Preferred Stock of the Company, dated March 29, 2000 (9)

4.0            Form of Warrant to Purchase Shares of Series B Senior Cumulative
               Participating Convertible Preferred Stock, dated March 29, 2000
               (9)

4.1            Form of Warrant to Purchase Shares of Series C Senior Cumulative
               Participating Convertible Preferred Stock, dated March 29, 2000
               (9)

10.0           Securities Purchase Agreement by and between Crown Acquisition
               Partners, LLC and Equity Marketing, Inc., dated March 29, 2000
               (9)

10.1           Registration Rights Agreement by and between Crown Acquisition
               Partners, LLC and Equity Marketing, Inc., dated March 29, 2000
               (9)

10.2           Agreement of Lease dated July 17, 1998 between Miracle Mile,
               L.L.C. and Equity Marketing, Inc. (8)

10.3           Agreement of Lease, dated March 10, 2000, between Wide Harvest
               Investment Ltd. and Equity Marketing Hong Kong, Ltd. (8)

10.4           Promissory Notes, dated September 27, 1991, issued by Donald A.
               Kurz to Equity Marketing, Inc. (1)

10.5           Loan Forgiveness Agreements, dated September 27, 1991, between
               Equity Marketing, Inc. and Donald A. Kurz. (1)

10.6           Tax Indemnification Agreement, dated October 1, 1993, among
               Stephen P. Robeck, Donald A. Kurz and Equity Marketing, Inc. (1)

10.7           Reimbursement Agreement, dated October 1, 1993, among Donald A.
               Kurz, Stephen P. Robeck and Equity Marketing, Inc. (1)

10.8 Amended and Restated Credit Agreement dated December 10, 1998 between Equity Marketing, Inc., Sanwa Bank California, and
               Imperial Bank. (5)

10.9           First Amendment and Waiver to Amended and Restated Credit
               Agreement dated March 30, 1999 between Equity Marketing, Inc.,
               Sanwa Bank California, and Imperial Bank. (5)

10.10          Second Amendment to Amended and Restated Credit Agreement dated
               June 18, 1999 between Equity Marketing, Inc., Sanwa Bank
               California, and Imperial Bank. (6)

10.11          Third Amendment to Amended and Restated Credit Agreement dated
               October 28, 1999 between Equity Marketing, Inc., Sanwa Bank
               California, and Imperial Bank. (7)

10.12          Fourth Amendment to Amended and Restated Credit Agreement dated
               January 25, 2000 between Equity Marketing, Inc., Sanwa Bank
               California, and Imperial Bank. (8)

10.13          Fifth Amendment to Amended and Restated Credit Agreement dated
               March 13, 2000 between Equity Marketing, Inc., Sanwa Bank
               California, and Imperial Bank. (8)

10.14          Sixth Amendment to Amended and Restated Credit Agreement dated
               March 24, 2000 between Equity Marketing, Inc., Sanwa Bank
               California, and Imperial Bank. (8)

10.15          Seventh Amendment to Amended and Restated Credit Agreement dated
               June 27, 2000 between Equity Marketing, Inc., Sanwa Bank
               California, and Imperial Bank. (10)

Bank. (10) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS OF THE COMPANY

10.16          Form of Director's and Officer's Indemnification Agreement. (4)

10.17          Equity Marketing, Inc. Deferred Compensation Plan. (2)

10.18          Equity Marketing, Inc. Amended and Restated Stock Option Plan.
               (4)

10.19          Equity Marketing Inc. Non-Employee Director Stock Option Plan.
               (3)

10.20          Employment agreement dated January 1, 1999 between Equity
               Marketing, Inc. and Donald A. Kurz. (5)

10.21          Consulting agreement dated January 1, 1999 between Equity
               Marketing, Inc. and Stephen P. Robeck. (5)

10.22          Equity Marketing, Inc. 2000 Stock Option Plan. (11)

21.            Subsidiaries of the Registrant.

23.            Consent of Arthur Andersen LLP.

- ----------

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

(8) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated April 11, 2000, which is incorporated herein by reference.

(9) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended March 31, 2000, which is incorporated herein by reference.

(10) Previously filed as an exhibit to the Registrant's Statement on Form 10-Q for the quarter ended June 30, 2000, which is incorporated herein by reference.

(11) Previously filed as an exhibit to the Registrant's Notice of Annual Meeting and Proxy Statement dated July 21, 2000, which is incorporated herein by reference.