Form 10-K/A
period 2000-12-31
EQUITY MARKETING INC
filed 2001-04-30
CIK 911151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NUMBER 23346
                            ------------------------

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

                              TITLE OF EACH CLASS
                         ------------------------------

                         Common Stock, $0.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

    Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 16, 2001 was $31,685,238.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                              NUMBER OF SHARES
                                                               OUTSTANDING ON
                                                               APRIL 16, 2001
                                                              ----------------
Common Stock, $0.001 par value..............................  6,104,411

Documents Incorporated by Reference: None

    In accordance with instruction G(3) to Form 10-K, the Registrant is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 to provide information required under Part III thereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EQUITY MARKETING, INC.
                     INDEX TO ANNUAL REPORT ON FORM 10-K/A
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2000
                              ITEMS IN FORM 10-K/A

                                                                                        PAGE
                                                                                      --------
Part III

                        Item 10. Directors and Executive Officers of the
                        Registrant..................................................      3

                        Item 11. Executive Compensation.............................      4

                        Item 12. Security Ownership of Certain Beneficial Owners and
                        Management..................................................     10

                        Item 13. Certain Relationships and Related Transactions.....     11

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Additional information relating to this item appears under the caption
"ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" contained in the Annual Report on Form 10-K for the year ended December 31, 2000 filed by Equity Marketing, Inc., a Delaware corporation (the "Company"), with the Securities and Exchange Commission (the "Commission") on April 2, 2001.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, its executive officers, and any persons holding more than 10% of the Company's common stock, $.001 par value per share (the "Common Stock"), are required to report their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established and the Company is required to report herein any failure to file by these dates during the fiscal year ended December 31, 2000. All of these filing requirements were satisfied by its directors, officers and 10% holders, except for Lawrence J. Madden and Jonathan D. Kaufelt who each filed Form 3's that were ten days late disclosing the fact that they had joined the Company as Chief Financial Officer and as a Director, respectively. In making these statements, the Company has relied on the written representations of its directors, officers and its 10% holders and copies of the reports that they have filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

                   EXECUTIVE COMPENSATION AND RELATED MATTERS

    The following table sets forth the cash compensation (including cash bonuses) paid or accrued by the Company for its fiscal years ended December 31, 1998, 1999 and 2000 to its Chief Executive Officer and its four most highly compensated officers other than the Chief Executive Officer (collectively, the "Named Executive Officers") at December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                COMPENSATION
                                                                                           -----------------------
                                                                            OTHER          SECURITIES
                                                                            ANNUAL         UNDERLYING     OPTION
                                   YEAR     SALARY($)   BONUS($)(1)   COMPENSATION($)(2)   OPTIONS(3)   PAYOUTS($)
                                 --------   ---------   -----------   ------------------   ----------   ----------
Donald A. Kurz.................    2000      397,500      257,621           24,600           50,000         --
  Chairman, Chief Executive        1999      375,000      300,000           19,200           50,000         --
    Officer                        1998      315,000           --           16,095               --         --

Kim H. Thomsen.................    2000      287,500      125,000           13,800          200,000         --
  President, Marketing and         1999      250,000      175,000           12,000           25,000         --
    Interactive Services,          1998      210,000      125,000           10,920           25,833         --
    Chief Creative Officer

Gaetano A. Mastropasqua........    2000      237,500      125,000           13,800          100,000         --
  Executive Vice President,        1999      187,500      165,000           12,000           90,000         --
    Client Services                1998      121,000       50,000            6,000           10,000         --

Edward T. Boyd.................    2000      241,250       85,000           13,800           15,000         --
  Senior Vice President,           1999      215,000      125,000           12,000           15,000         --
    Worldwide Operations(5)        1998      150,000       90,000            7,826          112,500         --

Leland P. Smith................    2000      192,500       60,000           13,800           10,000         --
  Senior Vice President,           1999      168,000      102,000           12,000           30,000         --
    General Counsel and            1998       66,666       50,000            4,550           60,000         --
    Secretary(6)


                                     ALL OTHER
                                 COMPENSATION($)(4)
                                 ------------------
Donald A. Kurz.................        20,455
  Chairman, Chief Executive            21,924
    Officer                            21,924
Kim H. Thomsen.................         5,250
  President, Marketing and              5,000
    Interactive Services,               5,000
    Chief Creative Officer
Gaetano A. Mastropasqua........         5,250
  Executive Vice President,             5,000
    Client Services                     4,235
Edward T. Boyd.................         5,250
  Senior Vice President,                5,000
    Worldwide Operations(5)                --
Leland P. Smith................         5,250
  Senior Vice President,                5,000
    General Counsel and                    --
    Secretary(6)

------------------------

(1) Amounts were earned in the years indicated. Annual bonuses are generally paid in the first quarter of the following year.

(2) Consists of an automobile and cellular phone allowance unless otherwise indicated.

(3) 1998 amounts include stock options that were granted in 1998 and then subsequently cancelled in 1998 in connection with a repricing in the following amounts: Mr. Boyd--75,000; and Mr. Smith--40,000.

(4) 2000 amounts consist of: (i) matching payments pursuant to the Company's 401(k) Plan in the following amounts: Mr. Kurz--$5,250;
    Ms. Thomsen--$5,250; Mr. Mastropasqua--$5,250; Mr. Boyd--$5,250; and
    Mr. Smith--$5,250; (ii) premiums on term life insurance in the following amounts: Mr. Kurz--$4,538; and (iii) loan forgiveness in the following amounts: Mr. Kurz--$10,667.

(5) Mr. Boyd commenced employment in April, 1998. Mr. Boyd received a signing bonus of $50,000.

(6) Mr. Smith commenced employment in August, 1998. Mr. Smith received a signing bonus of $50,000.

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

STOCK OPTIONS

    The following table sets forth information with respect to grants of options to purchase Common Stock under the Option Plan to the Named Executive Officers during the fiscal year ended December 31, 2000.

                             OPTION GRANTS IN 2000

                                                                                        POTENTIAL REALIZABLE
                                  NUMBER OF     % OF TOTAL                                VALUE AT ASSUMED
                                 SECURITIES      OPTIONS                                ANNUAL RATE OF STOCK
                                 UNDERLYING     GRANTED TO    EXERCISE                 APPRECIATION FOR OPTION
                                   OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION         TERMS($)(2)
NAME                             GRANTED(#)    FISCAL YEAR    ($/SH)(1)      DATE          5%          10%
----                             -----------   ------------   ---------   ----------   ----------   ----------
Donald A. Kurz.................     50,000(3)       7.5%        9.94         2010        312,558      792,089
Kim H. Thomsen.................    200,000(4)      30.2%        9.94         2010      1,250,233    3,168,355
Gaetano A. Mastropasqua........    100,000(4)      15.1%        9.94         2010        625,117    1,584,178
Edward T. Boyd.................     15,000(3)       2.3%        9.94         2010         93,767      237,627
Leland P. Smith................     10,000(3)       1.5%        9.94         2010         62,512      158,418

------------------------

(1) Unless otherwise indicated, the exercise price was market value of the Common Stock on the date of grant.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent upon other factors, including the future performance of the Common Stock and overall stock market conditions.

(3) Options vest in four equal annual installments commencing on the first anniversary of the date of grant.

(4) Options vest in two equal annual installments commencing on the fourth anniversary of the date of grant and are fully vested on the fifth anniversary of the date of grant.

    The following table sets forth with respect to the Named Executive Officers information with respect to options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of Common Stock.

               AGGREGATED OPTION EXERCISES DURING FISCAL 2000 AND
                         FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES
                                                                 UNDERLYING                     VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS AT               IN THE MONEY OPTIONS
                            SHARES                            DECEMBER 31, 2000                AT DECEMBER 31, 2000(1)
                          ACQUIRED ON      VALUE      ---------------------------------   ---------------------------------
NAME                      EXERCISE(#)   REALIZED($)   EXERCISABLE(#)   UNEXERCISABLE(#)   EXERCISABLE($)   UNEXERCISABLE($)
----                      -----------   -----------   --------------   ----------------   --------------   ----------------
Donald A. Kurz..........        0             0           52,500            97,500             17,125          241,875
Kim H. Thomsen..........        0             0          105,293           218,750          1,161,854          813,563
Gaetano A.
  Mastropasqua..........        0             0           32,500           167,500            146,775          633,825
Edward T. Boyd..........        0             0           18,750            48,750            113,663          257,513
Leland P. Smith.........        0             0           15,500            44,500             77,025          194,175

------------------------

(1) Represents the difference between the last reported sale price of the Common Stock on December 31, 2000 and the exercise price of the option multiplied by the applicable number of shares.

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

    STOCK OPTIONS. Non-employee directors receive additional compensation in the form of stock options granted automatically under the Equity
Marketing, Inc. Non-Employee Director Stock Option Plan (the "Director Plan"). Each non-employee director automatically receives an option to purchase 30,000 shares of Common Stock upon the date such non-employee director first joins the Board of Directors, and options to purchase 30,000 shares of Common Stock each third or fourth time thereafter such non-employee director is elected to the Board of Directors by the stockholders, all such options vesting in three equal installments on each of the first, second and third anniversary of the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee of the Board of Directors are Messrs. Climan, Kaufelt and Osborne. No member of the Board of Directors or the Compensation Committee has any interlocking relationship with any other corporation that requires disclosure under this heading.

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

    GENERAL. The Compensation Committee has the responsibility to determine and administer the Company's executive compensation programs and make appropriate recommendations concerning matters of executive compensation. In evaluating the performance of members of management, the Compensation Committee consults with the chief executive officer except when reviewing the chief executive officer's performance, in which case it meets independently. The Committee reviews with the Board all aspects of compensation for the senior executives, including the Named Executive Officers. The Committee met once in 2000. The current members of the Committee were appointed in December, 2000. Set forth below are the principal factors underlying the Committee's philosophy used in setting compensation for fiscal 2000.

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

    The Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for the Company's chief executive officer and other executive officers. In implementing the Company's executive compensation objectives, the Compensation Committee has designed an executive compensation program consisting of base salary, annual incentive compensation, stock options and other employment benefits.

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

    ANNUAL INCENTIVE COMPENSATION. The Company's executive officers are eligible for annual incentive compensation consisting primarily of cash bonuses based on the attainment of corporate earnings goals, as well as divisional and individual performance objectives. While performance against financial objectives is the primary measurement for executive officers' annual incentive compensation, non-financial performance also affects bonus pay. The Compensation Committee considers such corporate performance measures as net income, earnings per common and common equivalent share, return on average common stockholders' equity, gross margin, sales growth and expense and asset management in making bonus decisions. The Compensation Committee also appreciates the importance of achievements that may be difficult to quantify, and accordingly recognizes qualitative factors, such as successful supervision of major corporate projects, demonstrated leadership ability and contributions to industry and community development. The amount of each annual incentive award is recommended for approval by management and approved by the Compensation Committee and the Board.

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

    OTHER EMPLOYMENT BENEFITS. The Company provides health and welfare benefits to executives and employees similar to those provided by other companies in the Company's industry. The Company also provides a 401(k) plan in which all employees are eligible and maintains a restricted stock plan for certain employees who are not executive officers. Certain executives are also eligible for a monthly car and cellular phone allowance.

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

    CHIEF EXECUTIVE OFFICER COMPENSATION. The Compensation Committee is responsible for evaluating and establishing the compensation paid to Donald A. Kurz, the Company's chief executive officer. The 2000 base salary for Mr. Kurz was based upon the employment agreement between Mr. Kurz and the Company dated as of January 1, 1999. In evaluating the incentive compensation to be paid to Mr. Kurz, the Compensation Committee applied the principles and procedures for evaluating performance against corporate and individual objectives outlined above. In 2000, the Company reported record sales and earnings (before impairment of assets and other charges). Based on these results, the Compensation Committee awarded Mr. Kurz a bonus of $257,621 for the year ended December 31, 2000. In addition, Mr. Kurz received options to purchase 50,000 shares of Common Stock in March, 2000 at an exercise price equal to fair market value on the date of grant.

                                          Compensation Committee
                                          Jonathan D. Kaufelt, Chairman
                                          Sanford R. Climan
                                          Alfred E. Osborne

                               PERFORMANCE GRAPH

    Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Common Stock against the cumulative total return of the Standard & Poors 500 Index ("S&P 500 Index"), and the Russell 2000 Index ("Russell 2000 Index") for the period commencing January 1, 1996 and ended December 31, 2000. The data represented below assumes $100 invested in each of the Common Stock, the S&P 500 Index and the Russell 2000 Index on January 1, 1996. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this document into any filing under the Securities Act of 1933, as amended, or under the Exchange Act except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

       EQUITY MARKETING  S&P 500  RUSSELL 2000
01/96           $100.00  $100.00       $100.00
12/96           $133.33  $116.46       $114.98
12/97           $180.18  $152.58       $138.57
12/98            $59.46  $193.27       $133.79
12/99            $92.83  $231.01       $160.05
12/00            $99.10  $207.58       $153.32

Comparison of cumulative return among the Company, the S&P 500 Index and the Russell 2000 Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as to the shares of Common Stock and shares of Series A Stock owned as of April 15, 2001 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock and Series A Stock; (ii) each director and nominee for director; (iii) each Named Executive Officer; and (iv) all directors and nominees and executive officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock and Series A Stock shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the address of each person shown is c/o Equity Marketing, Inc., 6330 San Vicente Blvd., Los Angeles, California 90048.

                                                            AMOUNT      PERCENT       AMOUNT      PERCENT
                                                         BENEFICIALLY   OF CLASS   BENEFICIALLY   OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER                      OWNED (1)       (1)       OWNED (1)       (1)
------------------------------------                     ------------   --------   ------------   --------
Crown EMAK Partners, LLC(2)............................   2,611,580       30.0%       25,000        100%
Peter Ackerman(2)......................................   2,611,580       30.0%       25,000        100%
Donald A. Kurz(3)......................................   1,626,703       26.3%
Stephen P. Robeck(3)...................................     984,038       16.0%
Baron Capital(4).......................................     425,000        7.0%
Bruce Raben(3).........................................     227,000        3.6%
Mitchell H. Kurz(3)....................................     131,600        2.1%
Kim H. Thomsen(3)......................................     107,151        1.7%
Sanford R. Climan(3)...................................     105,800        1.7%
Gaetano A. Mastropasqua(3).............................      45,613          *
Edward T. Boyd(3)......................................      36,015          *
Leland P. Smith(3).....................................      22,855          *
Jonathan D. Kaufelt....................................       2,000          *
Alfred E. Osborne......................................       1,000          *
Jeffrey S. Deutschman(2)...............................           0          *
Executive Officers and Directors as a Group
  (14 persons)(2)(5)...................................   5,901,356       63.2%       25,000        100%

------------------------

*   Less than one percent.

(1) In accordance with Rule 13d-3(d)(1)(i) of the Exchange Act, shares beneficially owned at any date include shares issuable upon the exercise of options, warrants, rights or conversion privileges within 60 days of that date. For the purpose of computing the percentage of outstanding shares beneficially owned by a particular person, any securities not outstanding which are subject to options, warrants, rights or conversion privileges exercisable by that person within 60 days of April 15, 2001 have been deemed to be outstanding, but have not been deemed outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

(2) As reported on a Schedule 13D dated April 10, 2000 and filed with the Commission by Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), Peter Ackerman, Jeffrey S. Deutschman and related parties. The address of Mr. Deutschman and Crown is 660 Madison Avenue, 15th Floor, New York, New York 10021. The address of Mr. Ackerman is 700 Eleventh Street N.W., Washington, DC 20001. Mr. Deutschman is the manager of Crown.
    Mr. Ackerman may be deemed to have shared power to vote or direct the vote, and to dispose or direct the disposition of the shares of Series A Stock. On March 29, 2000, Crown paid $11.9 million to the Company in exchange for 11,900 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13.1 million to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. As of the date hereof, each share of Series A Stock is currently convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in the aggregate. As of the date hereof, each share of Series B Stock and Series C Stock is currently convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in the aggregate.

(3) Includes shares of Common Stock which the following officers and directors have the right to acquire by exercise of options within 60 days following April 15, 2001: D. Kurz, 82,500; Robeck, 45,000; Raben, 150,000; M. Kurz,
    55,000; Thomsen, 105,293; Climan, 85,000; Mastropasqua, 41,250; Boyd,
    33,750; and Smith, 20,500.

(4) As reported on a Schedule 13G dated February 14, 2001 and filed with the Commission by Baron Capital. The address of Baron Capital is 767 Fifth Avenue, New York, NY 10153.

(5) The amount stated includes an aggregate of 3,229,873 shares of Common Stock which may be acquired upon the exercise of options or warrants within 60 days following April 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Stephen P. Robeck, formerly Chairman of the Board and Co-Chief Executive Officer, has entered into a consulting agreement with the Company. The agreement runs from January 1, 1999 through December 31, 2001, subject to earlier termination upon Mr. Robeck's death or disability or termination by the Company For Cause or Other Than For Cause (each as defined in the agreement). The agreement provides that Mr. Robeck will serve as a financial and business consultant to the Company and be available to fulfill his obligations thereunder no less than twenty hours per month. The agreement contains provisions restricting Mr. Robeck's ability to compete with the Company while providing services as a consultant and to solicit the Company's employees through the first anniversary of the end of the consulting period. Under the agreement, Mr. Robeck receives a consulting fee of $210,000 per year, a car allowance of $18,000 per year and certain medical, disability and life insurance benefits. He is also entitled to reimbursement of certain business-related expenses incurred for all reasonable travel and out-of-pocket expenses incurred in the performance of his services as a consultant. If the agreement is terminated by reason of death or disability, Mr. Robeck or his estate shall receive his full consulting fee through the end of the month of his death or disability and a prorated share of any other compensation or benefits required under the agreement. If the agreement is terminated by the Company For Cause, Mr. Robeck's compensation and benefits shall cease as of the date of termination. If the agreement is terminated by the Company Other Than For Cause, Mr. Robeck shall receive his full consulting fee and any other compensation or benefits required under the agreement through the end of the term of the agreement. Under the agreement, the Company has agreed to use its best efforts to have Mr. Robeck elected as a director of the Company.

    In connection with the purchase of preferred stock, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1.25 million, paid in equal quarterly installments of $62,500 commencing on June 30, 2000 and ending on March 31, 2005. In 2000, commitment fee payments by the Company to Crown totaled $187,500. Separately, in April, 2001, the Company contracted to purchase print management services from ISG, a company controlled by Messrs. Ackerman, Deutschman and affiliates. In 2001, the Company has paid ISG $200,000 in print management fees, and the Company intends to use ISG for additional print management services in the future. The Company believes that such services were negotiated on an arms length basis. Jeffrey S. Deutschman, a director of the Company, is the manager of Crown. Peter Ackerman, a director of the Company, may be deemed to have shared power to vote or direct the vote, and to dispose or direct the disposition of the shares of Series A Stock owned by Crown.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 27th day of April, 2001.

                                                       EQUITY MARKETING, INC.

                                                       By:             /s/ LELAND P. SMITH
                                                            -----------------------------------------
                                                                         Leland P. Smith
                                                                      SENIOR VICE PRESIDENT,
                                                                  GENERAL COUNSEL AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                     TITLE                        DATE
                    ----                                     -----                        ----
                      *                        Chairman of the Board and Chief
    ------------------------------------         Executive Officer (Principal        April 27, 2001
               Donald A. Kurz                    Executive Officer)

                      *                        SVP and Chief Financial Officer
    ------------------------------------         (Principal Financial and            April 27, 2001
             Lawrence J. Madden                  Accounting Officer)

                      *
    ------------------------------------       Director                              April 27, 2001
               Peter Ackerman

                      *
    ------------------------------------       Director                              April 27, 2001
              Sanford R. Climan

                      *
    ------------------------------------       Director                              April 27, 2001
            Jeffrey S. Deutschman

                      *
    ------------------------------------       Director                              April 27, 2001
             Jonathan D. Kaufelt

                      *
    ------------------------------------       Director                              April 27, 2001
              Mitchell H. Kurz

                      *
    ------------------------------------       Director                              April 27, 2001
              Alfred E. Osborne

                    NAME                                     TITLE                        DATE
                    ----                                     -----                        ----
                      *
    ------------------------------------       Director                              April 27, 2001
                 Bruce Raben

                      *
    ------------------------------------       Director                              April 27, 2001
              Stephen P. Robeck

*By:               /s/ LELAND P. SMITH
             -------------------------------
                     Leland P. Smith
                 SENIOR VICE PRESIDENT,
              GENERAL COUNSEL AND SECRETARY