Form 10-Q
period 2001-03-31
EQUITY MARKETING INC
filed 2001-05-15
CIK 911151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

Common Stock, $.001 Par Value, 6,042,296 shares as of May 10, 2001.

                             EQUITY MARKETING, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        THREE MONTHS ENDED MARCH 31, 2001



                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements                                            3

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                       12

PART II.         OTHER INFORMATION

        Item 1.  Legal Proceedings                                              17

        Item 6.  Exhibits and Reports on Form 8-K                               17

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS


                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS



                                                                        DECEMBER 31,    MARCH 31,
                                                                            2000          2001
                                                                        ------------    --------
                                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 32,405      $41,737
  Marketable securities                                                      5,100           --
  Accounts receivable (net of allowances of $3,090 and
    $3,046 as of December 31, 2000 and March 31, 2001, respectively)        30,137        9,474
  Note receivable, current portion                                           8,322        6,311
  Inventory                                                                 11,744        6,082
  Prepaid expenses and other current assets                                  4,828        4,634
                                                                          --------      -------
        Total current assets                                                92,536       68,238
FIXED ASSETS, net                                                            4,263        4,142
INTANGIBLE ASSETS, net                                                      12,459       12,275
OTHER ASSETS                                                                 1,284        1,869
                                                                          --------      -------
        Total assets                                                      $110,542      $86,524
                                                                          ========      =======


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                             EQUITY MARKETING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     DECEMBER 31,      MARCH 31,
                                                                         2000            2001
                                                                     ------------      ---------
                                                                                      (UNAUDITED)
CURRENT LIABILITIES:
Accounts payable                                                       $  18,421       $  7,220
Accrued liabilities                                                       21,975          9,400
                                                                       ---------       --------
        Total current liabilities                                         40,396         16,620
LONG-TERM LIABILITIES                                                      1,856          1,842
                                                                       ---------       --------
        Total liabilities                                                 42,252         18,462
                                                                       ---------       --------

COMMITMENTS AND CONTINGENCIES

Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of
  $1,000 per share ($25,000), net of issuance costs                       23,049         23,049
                                                                       ---------       --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value per share, 1,000,000
    shares authorized, 25,000 Series A issued and outstanding                 --             --
  Common stock, par value $.001 per share, 20,000,000
    shares authorized, 6,141,396 and 6,104,411 shares outstanding
    as of December 31, 2000 and March 31, 2001, respectively                  --             --
  Additional paid-in capital                                              18,209         19,067
  Retained earnings                                                       32,863         33,403
                                                                       ---------       --------
                                                                          51,072         52,470
Less --
  Treasury stock, 2,207,083 and 2,336,028 shares, at cost, as of
    December 31, 2000 and March 31, 2001, respectively                    (5,777)        (7,403)
  Stock subscription receivable                                              (11)           (11)
  Unearned compensation                                                      (43)           (43)
                                                                       ---------       --------
        Total stockholders' equity                                        45,241         45,013
                                                                       ---------       --------
        Total liabilities and stockholders' equity                     $ 110,542       $ 86,524
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

                             EQUITY MARKETING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                         2000            2001
                                                      ----------      ----------
REVENUES                                              $   43,477      $   28,027
COST OF SALES                                             33,203          19,837
                                                      ----------      ----------
        Gross profit                                      10,274           8,190
                                                      ----------      ----------
OPERATING EXPENSES:
  Salaries, wages and benefits                             3,401           3,729
  Selling, general and administrative                      4,337           3,715
  AmeriServe bankruptcy bad debt expense                     482              --
                                                      ----------      ----------
        Total operating expenses                           8,220           7,444
                                                      ----------      ----------
        Income from operations                             2,054             746
INTEREST INCOME, net                                          85             779
                                                      ----------      ----------
        Income before provision for income taxes           2,139           1,525
PROVISION FOR INCOME TAXES                                   845             610
                                                      ----------      ----------
        Net income                                    $    1,294      $      915
                                                      ==========      ==========

NET INCOME                                            $    1,294      $      915
PREFERRED STOCK DIVIDENDS                                      6             375
                                                      ----------      ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS           $    1,288      $      540
                                                      ==========      ==========

BASIC NET INCOME PER SHARE                            $     0.21      $     0.09
                                                      ==========      ==========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING              6,236,718       6,106,644
                                                      ==========      ==========

DILUTED NET INCOME PER SHARE                          $     0.20      $     0.09
                                                      ==========      ==========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING            6,473,471       6,310,608
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

                             EQUITY MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   -----------------------
                                                                     2000           2001
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  1,294       $    915
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                    659            553
       Provision for doubtful accounts                                  557             78
       Tax benefit from exercise of stock options                       102            169
       Changes in operating assets and liabilities:
         Increase (decrease) in cash and cash equivalents:
           Accounts receivable                                        9,945         20,585
           Note receivable                                           (3,576)         2,011
           Inventory                                                (12,584)         5,662
           Prepaid expenses and other current assets                   (627)           194
           Other assets                                                  66           (585)
           Accounts payable                                           2,790        (11,201)
           Accrued liabilities                                       (8,248)       (12,200)
           Long-term liabilities                                        (72)           (14)
                                                                   --------       --------
        Net cash provided by (used in) operating activities          (9,694)         6,167
                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                        (137)          (248)
      Proceeds from sale of fixed assets                                 21             --
      Proceeds from sale of marketable securities                        --          5,100
      Payment for purchase of Contract Marketing, Inc. and
        U.S. Import Promotions Co.                                     (349)            --
                                                                   --------       --------
        Net cash provided by (used in) investing activities            (465)         4,852
                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments on line of credit                                   (8,000)            --
      Payment of preferred stock dividends                               --           (750)
      Proceeds from issuance of preferred stock and warrants
        including $1,353 of accrued offering costs not yet paid      11,772             --
      Purchase of treasury stock                                         --         (1,626)
      Proceeds from exercise of stock options                           425            689
                                                                   --------       --------
        Net cash provided by (used in) financing activities           4,197         (1,687)
                                                                   --------       --------
        Net increase (decrease) in cash and cash equivalents         (5,962)         9,332
CASH AND CASH EQUIVALENTS, beginning of period                        7,131         32,405
                                                                   --------       --------
CASH AND CASH EQUIVALENTS, end of period                           $  1,169       $ 41,737
                                                                   ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
    Interest                                                       $    238       $     38
                                                                   ========       ========
    Income taxes                                                   $  2,721       $  1,255
                                                                   ========       ========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                             EQUITY MARKETING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
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

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NET INCOME PER SHARE

Basic net income per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders represents reported net income less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,317,666, and 1,436,667 shares of common stock, $.001 par value per share (the "Common Stock"), as of March 31, 2000 and 2001, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the quarters ended March 31, 2000 and 2001, preferred stock convertible into 26,892 shares and 1,694,915 shares of common stock, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income available to common stockholders" and other disclosures required by SFAS No. 128, "Earnings per Share":

                                                              For the Three Months Ended March 31,

                                                            2000                                 2001
-----------------------------------------------------  -------------  ---------  ----------  --------------  ----------
                                              Income       Shares     Per Share    Income        Share        Per Share
                                           (Numerator) (Denominator)   Amount   (Numerator)  (Denominator)      Amount
-----------------------------------------------------  -------------  ---------  ----------  --------------  ----------
Basic EPS:
Income available to common stockholders      $1,288      6,236,718      $ .21     $    540      6,106,644        $ .09
                                                                        =====                                    =====
Effect of Dilutive Securities:
    Options and warrants                         --        236,753                      --        203,964
                                             ------      ---------                --------      ---------
Dilutive EPS:
  Income available to common
  stockholders and assumed conversion        $1,288      6,473,471      $ .20     $    540      6,310,608        $ .09
                                             ======      =========      =====     ========      =========        =====


INVENTORY

Inventory consists of production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and purchased finished goods held for sale to customers and purchased finished goods in transit to customers' distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 2000 and March 31, 2001, inventory consisted of the following:

                                                  DECEMBER 31,           MARCH 31,
                                                      2000                 2001
                                                  ------------           ---------
Production-in-process                               $ 1,742               $2,685
Finished goods                                       10,002                3,397
                                                    -------               ------
                                                    $11,744               $6,082
                                                    =======               ======

NOTE 3  --  SHORT-TERM DEBT

At December 31, 2000 and March 31, 2001, the Company was party to a revolving credit agreement ("Credit Agreement") with two commercial banks. The agreement, as amended on July 27, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.00 and 3.00 percent or a variable rate equivalent to the lead bank's reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of March 31, 2001, the Company was in compliance with these requirements. The Credit Agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates.

As of December 31, 2000 and March 31, 2001 there were no amounts outstanding under the Credit Agreement. Letters of credit outstanding as of December 31, 2000 and March 31, 2001 totaled $414 and $794, respectively.

On April 24, 2001, the Company signed a credit facility with Bank of America. This credit facility replaced the Company's existing credit facility discussed above. The new credit facility is secured by substantially all of the Company's assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and
2.25 percent or a variable rate equivalent to the lead bank's reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between 0.30 and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The new credit facility may be used for working capital and acquisition financing purposes.

NOTE 4 --  MANDATORY REDEEMABLE PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series A Stock") with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and
55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 30, 2005. A payment of $62.5 was made for the quarter ended March 31, 2001.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. For the quarter ended March 31, 2001, cash dividends of $750 were paid to Crown, of which $375 was accrued as of December 31, 2000.

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

NOTE 5  --  STOCK REPURCHASE

The Company's Board of Directors has authorized up to $10,000 for the repurchase of the Company's common stock over a twelve month period. The repurchase program commenced on July 21, 2000. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt. As of March 31, 2001, the Company has purchased an aggregate of 414,729 shares at an average price of $12.72 per share including commissions.

NOTE 6  --  LEGAL PROCEEDINGS

AmeriServe Food Distribution, Inc. ("AmeriServe") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000 (see
Note 8 - AmeriServe Bankruptcy). On or about November 30, 2000, substantially all of AmeriServe's business assets were sold. On or about December 1, 2000, AmeriServe's Confirmed Plan of Reorganization (the "Plan") became effective. The Plan provided for the creation of the AFD Fund to, among other things, recover transfers made to non-insider creditors during the ninety day period prior to the January 31, 2000 bankruptcy filing. In April 2001, the Company received a letter from the AFD Fund seeking a negotiated resolution to claims for allegedly preferential payments made during the ninety days prior to the bankruptcy petition. In the letter, the AFD Fund calculates the Company's exposure after application of one of several possible defenses as $6,601, recognizes that at least one other defense may apply, and requests a proposal from the Company to settle the preference claim. Based on its analysis of data provided by the AFD Fund, the Company believes that valid defenses are available for the entire amount of the claim asserted by the AFD Fund and intends to defend any action commenced by the AFD Fund vigorously. There can be no assurance that the Company will be able to achieve a favorable settlement of this claim or obtain a favorable resolution of any resulting lawsuit if the claim is not settled. An unfavorable resolution of this claim could have a material adverse effect on the Company's business, financial condition and results of operations. Regardless of the outcome, the costs and expenses incurred by the Company to defend this claim or potential lawsuit could also have a material adverse effect on the Company's business, financial condition and results of operations.

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

NOTE 7  --  SEGMENTS

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

Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation expense, restructuring, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventory, receivables, goodwill and other intangibles. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.

INDUSTRY SEGMENTS

                                              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                              ---------------------------------------------------
                                                              CONSUMER
                                               PROMOTIONS     PRODUCTS   CORPORATE         TOTAL
-------------------------------------------------------------------------------------------------
   Total revenues                                $40,202      $ 3,275      $     --       $43,477
=================================================================================================

   Income (loss) before provision (benefit)
     for income taxes                            $ 5,663      $   256      $ (3,780)      $ 2,139
   Provision (benefit) for income taxes            2,237          101        (1,493)          845
-------------------------------------------------------------------------------------------------
   Net income (loss)                             $ 3,426      $   155      $ (2,287)      $ 1,294
=================================================================================================

   Fixed asset additions, net                    $    --      $    --      $    137       $   137
=================================================================================================
   Depreciation and amortization                 $   183      $   119      $    357       $   659
=================================================================================================
   Total assets                                  $72,661      $11,375      $ 13,271       $97,307
=================================================================================================


                                              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                              ---------------------------------------------------
                                                              CONSUMER
                                               PROMOTIONS     PRODUCTS   CORPORATE         TOTAL
-------------------------------------------------------------------------------------------------
   Total revenues                                $23,149      $ 4,878      $     --       $28,027
=================================================================================================

   Income (loss) before provision (benefit)
     for income taxes                            $ 4,123      $   452      $ (3,050)      $ 1,525
   Provision (benefit) for income taxes            1,649          181        (1,220)          610
-------------------------------------------------------------------------------------------------
   Net income (loss)                             $ 2,474      $   271      $ (1,830)      $   915
=================================================================================================

   Fixed asset additions, net                    $    --      $    --      $    248       $   248
=================================================================================================
   Depreciation and amortization                 $   183      $    --      $    370       $   553
=================================================================================================
   Total assets                                  $29,889      $ 4,214      $ 52,421       $86,524
=================================================================================================

NOTE 8 -- AMERISERVE BANKRUPTCY

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

Restaurant Services, Inc. ("RSI"), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the quarter ended March 31, 2000. This charge was offset by $304 of imputed interest income, at 9% per annum, recorded on the note receivable for the same period in 2000. The balance of the note receivable as of March 31, 2001 was $6,311, which was recorded as a current asset as the note is due by December 2001.

As of July 2000, the Burger King system completed a transition to alternative distributors. Following such transition, the largest distribution company accounted for approximately 21.4% of the products purchased from the Company by the Burger King system for the three months ended March 31, 2001.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Certain expectations and projections regarding the future performance of Equity Marketing, Inc. (the "Company") discussed in this quarterly report are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company's operating plans and are subject to future events and uncertainties. Forward-looking statements can be identified by the use of forward looking terminology, such as may, will, should, expect, anticipate, estimate, continue, plans, intends or other similar terminology. Management cautions you that the following factors, among others, could cause the Company's actual consolidated results of operations and financial position in 2001 and thereafter to differ significantly from those expressed in forward-looking statements:

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

OTHER RISKS
- Potential negative impact of past or future acquisitions, which may disrupt the Company's ongoing business, distract senior management and increase expenses

- Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company

- Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs

- Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. The Company's product liability insurance coverage generally excludes such costs and damages resulting from product recall

The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company's Form 10-K for the year ended December 31, 2000, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors."

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's operating results as a percentage of total revenues:

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                            ---------------------
                                                             2000            2001
                                                            -----           -----
Revenues                                                    100.0%          100.0%
Cost of sales                                                76.4            70.8
                                                            -----           -----
        Gross profit                                         23.6            29.2
                                                            -----           -----
Operating Expenses:
  Salaries, wages and benefits                                7.8            13.3
  Selling, general and administrative                        10.0            13.3
  AmeriServe bankruptcy bad debt expense                      1.1            --
                                                            -----           -----
        Total operating expenses                             18.9            26.6
                                                            -----           -----
        Income from operations                                4.7             2.6
Interest income, net                                          0.2             2.8
                                                            -----           -----
        Income before provision for income taxes              4.9             5.4
Provision for income taxes                                    1.9             2.2
                                                            -----           -----
        Net income                                            3.0%            3.2%
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

                                                  FOR THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------
                                                       2000                2001
-------------------------------------------------------------------------------
Net income                                          $ 1,294             $   915
Add:  Depreciation and amortization                     659                 553
      Interest income, net                              (85)               (779)
      Provision for income taxes                        845                 610
-------------------------------------------------------------------------------
EBITDA                                              $ 2,713             $ 1,299
===============================================================================

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (000'S OMITTED):

Revenues for the three months ended March 31, 2001 decreased $15,450, or 35.5%, to $28,027 from $43,477 in the comparable period in 2000. Promotions revenues decreased $17,053 to $23,149 primarily as a result of decreased revenues associated with Burger King programs in 2001 compared to the same period in 2000. Revenues in the first quarter of 2000 were positively impacted by an extraordinary promotion based on Nintendo's Pokemon(TM) property. Consumer Product revenues increased $1,603, or 48.9%, to $4,878 primarily due to increased sales of Scooby-Doo(TM) and Tub Tints(R) product, partially offset by reduced sales of Headliners(R).

Cost of sales decreased $13,366 to $19,837 (70.8% of revenues) for the three months ended March 31, 2001 from $33,203 (76.4% of revenues) in the comparable period in 2000 due to the lower sales volume in 2001. The gross margin percentage increased to 29.2% for the three months ended March 31, 2001 from 23.6% in the comparable period for 2000. This increase was due to a shift in the Company's revenue mix, resulting from growth in 2001 in Consumer Product revenues and international promotion revenues, which tend to carry higher gross margins.

Salaries, wages and benefits increased $328, or 9.6%, to $3,729, (13.3% of revenues). This increase was primarily attributable to staffing additions resulting from the Company's current growth initiatives.

Selling, general and administrative expenses decreased $622, or 14.3%, to $3,715 (13.3% of revenues). This decrease is due primarily to decreased freight out and warehousing costs resulting from the decrease in sales volume. This decrease is also attributable to a decline in travel & entertainment expenses and outside services costs, partially offset by an increase in advertising expense and insurance expense. The decrease was also attributable to a reduction in amortization expense resulting from the write-off of the goodwill and trademark in December 2000 associated with the acquisition of Corinthian Marketing, Inc. in April 1998. Selling, general and administrative expenses increased as a percentage of revenues from 10.0% to 13.3% as a result of the lower sales volume.

The AmeriServe bad debt expense recorded in the quarter ended March 31, 2000 represents a charge resulting from the bankruptcy of AmeriServe. (see "AmeriServe Bankruptcy")

Net interest income was $779 for the three months ended March 31, 2001 compared to net interest income of $85 for the three months ended March 31, 2000. The net interest income in 2001 was attributable to approximately $172 of imputed interest income recorded on a note receivable (see "AmeriServe Bankruptcy") and approximately $607 of interest income generated by the significantly increased level of cash and cash equivalents.

The effective tax rate for the three months ended March 31, 2001 was 40.0% which approximates the effective rate of 39.5% for the same period in 2000.

Net income decreased $379, or 29.3%, to $915 (3.2% of revenues) from $1,294 (3.0% of revenues) in 2000 primarily due to lower gross margin earned on decreased revenues and to the increase in salaries, wages and benefits partially offset by the decrease in selling, general and administrative expenses and increased interest income in 2001.

For the three months ended March 31, 2001, EBITDA decreased $1,414, or 52.1 %, to $1,299 from $2,713 in 2000 primarily due to lower gross margins earned on decreased revenues and to the increase in salaries, wages and benefits partially offset by the decrease in selling, general and administrative expenses in 2001.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial position remained strong in the first quarter of 2001. At March 31, 2001, the Company had no debt and its cash and cash equivalents and marketable securities were $41,737, compared to $37,505 as of December 31, 2000.

As of March 31, 2001, the Company's net accounts receivable decreased $20,663 to $9,474 from $30,137 at December 31, 2000. This decrease is a result of the lower level of sales volume in the first quarter compared to the fourth quarter of 2000. Historically, first quarter sales are substantially lower than sales in the fourth quarter, which tends to be the highest volume quarter of the year. As of March 31, 2001, inventory decreased $5,662 to $6,082 from $11,744 from December 31, 2000. The decrease in inventory is partially a result of the decrease in Burger King order volumes discussed above.

As of March 31, 2001, accounts payable decreased $11,201 to $7,220 from $18,421 at December 31, 2000. This decrease is associated with the reduction in inventory levels along with the paydown of liabilities related to large fourth quarter promotional programs.

As of March 31, 2001, accrued liabilities decreased $12,575 to $9,400 from $21,975 at December 31, 2000. This decrease is primarily attributable to the payment of employee bonuses related to 2000, the payment of federal and state income taxes related to 2000 net income, and payment of royalty and administrative fees collected from distribution companies related to the fourth quarter of 2000 on behalf of promotional customers.

As of March 31, 2001, working capital was $51,618 compared to $52,140 at December 31, 2000. The decrease in working capital was primarily as a result of cash used to repurchase shares of the Company's common stock (see "Stock Repurchase"). The Company did not have any significant investing activities in the quarter. The Company believes that its cash from operations, cash on hand at March 31, 2001 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

CREDIT FACILITIES

The Company maintains and periodically amends or replaces a credit agreement with two commercial banks that is utilized to finance the seasonal working capital requirements of its operations. The credit facility is secured by substantially all of the Company's assets. The agreement, as amended on July 27, 2000, provides for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. There were no amounts outstanding under the credit facility as of March 31, 2001. Letters of credit outstanding as of March 31, 2001 were $794. The Credit Agreement requires the Company to comply with certain restrictions and financial covenants as defined in the agreement. As of March 31, 2001, the Company was in compliance with these covenants. The Credit Agreement also places restrictions on, among other things, the Company's capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates.

On April 24, 2001, the Company signed a credit facility with Bank of America. This credit facility replaced the Company's existing credit facility discussed above. The new credit facility is secured by substantially all of the Company's assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and
2.25 percent or a variable rate equivalent to the lead bank's reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between 0.30 and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The new credit facility may be used for working capital and acquisition financing purposes.

ISSUANCE OF PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company ("Crown"), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series A Stock") with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the "Warrants") to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series B Stock") at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the "Series C Stock") at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and
55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 30, 2005. A payment of $62.5 was made for the quarter ended March 31, 2001.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. For the quarter ended March 31, 2001, cash dividends of $750 were paid to Crown, of which $375 was accrued as of December 31, 2000.

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

STOCK REPURCHASE

The Company's Board of Directors has authorized up to $10,000 for the repurchase of the Company's common stock over a twelve month period. The repurchase program commenced on July 21, 2000. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt. As of March 31, 2001, the Company has purchased an aggregate of 414,729 shares at an average price of $12.72 per share including commissions.

AMERISERVE BANKRUPTCY

The Company regularly extends credit to several distribution companies in connection with its business with Burger King. One of these distribution companies, AmeriServe Food Distribution, Inc. ("AmeriServe"), accounted for more than 50 percent of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000. As of January 31, 2000, AmeriServe owed the Company $28,774 in trade receivables. AmeriServe was able to secure temporary debtor in possession funding to enable it to continue operating in the short-term post bankruptcy.

Restaurant Services, Inc. ("RSI"), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the quarter ended March 31, 2000. This charge was offset by $304 of imputed interest income, at 9% per annum, recorded on the note receivable for the same period in 2000. The balance of the note receivable as of March 31, 2001 was $6,311, which was recorded as a current asset as the note is due by December 2001.

As of July 2000, the Burger King system completed a transition to alternative distributors. Following such transition, the largest distribution company accounted for approximately 21.4% of the products purchased from the Company by the Burger King system for the three months ended March 31, 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000 (see "AmeriServe Bankruptcy"). On or about November 30, 2000, substantially all of AmeriServe's business assets were sold. On or about December 1, 2000, AmeriServe's Confirmed Plan of Reorganization (the "Plan") became effective. The Plan provided for the creation of the AFD Fund to, among other things, recover transfers made to non-insider creditors during the ninety day period prior to the January 31, 2000 bankruptcy filing. In April 2001, the Company received a letter from the AFD Fund seeking a negotiated resolution to claims for allegedly preferential payments made during the ninety days prior to the bankruptcy petition. In the letter, the AFD Fund calculates the Company's exposure after application of one of several possible defenses as $6,601, recognizes that at least one other defense may apply, and requests a proposal from the Company to settle the preference claim. Based on its analysis of data provided by the AFD Fund, the Company believes that valid defenses are available for the entire amount of the claim asserted by the AFD Fund and intends to defend any action commenced by the AFD Fund vigorously. There can be no assurance that the Company will be able to achieve a favorable settlement of this claim or obtain a favorable resolution of any resulting lawsuit if the claim is not settled. An unfavorable resolution of this claim could have a material adverse effect on the Company's business, financial condition and results of operations. Regardless of the outcome, the costs and expenses incurred by the Company to defend this claim or potential lawsuit could also have a material adverse effect on the Company's business, financial condition and results of operations.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        10.0 Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated April 24, 2001

        (b)    Report on Form 8-K:

               Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 15th day of May, 2001



                               EQUITY MARKETING, INC.



                               /s/ LAWRENCE J. MADDEN
                               ------------------------
                               Lawrence J. Madden
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)