Form 10-Q
period 2001-06-30
EQUITY MARKETING INC
filed 2001-08-14
CIK 911151

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

(323) 932-4300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [    ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value, 6,045,895 shares as of August 9, 2001.

EQUITY MARKETING, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
June 30, 2001

			Page

Part I.	Financial Information

	Item 1.	Financial Statements	3

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Part II.	Other Information

	Item 1.	Legal Proceedings	20

	Item 6.	Exhibits and Reports on Form 8-K	20

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ASSETS

	December 31,	June 30,
	2000	2001

		(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$32,405	$40,304

Marketable securities	5,100	—

Accounts receivable (net of allowances of $3,090 and $2,029 as of December 31, 2000 and June 30, 2001, respectively)	30,137	18,239

Note receivable	8,322	4,254

Inventory	11,744	8,407

Prepaid expenses and other current assets	4,828	5,928

Total current assets	92,536	77,132

FIXED ASSETS, net	4,263	4,111

INTANGIBLE ASSETS, net	12,459	12,645

OTHER ASSETS	1,284	1,897

Total assets	$110,542	$95,785

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	June 30,
	2000	2001

		(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$18,421	$15,226

Accrued liabilities	21,975	10,870

Total current liabilities	40,396	26,096

LONG-TERM LIABILITIES	1,856	1,816

Total liabilities	42,252	27,912

COMMITMENTS AND CONTINGENCIES

Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value per share; 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—

Common stock, par value $.001 per share, 20,000,000 shares authorized, 6,141,396 and 6,048,995 shares outstanding as of December 31, 2000 and June 30, 2001, respectively	—	—

Additional paid-in capital	18,209	19,550

Retained earnings	32,863	33,888

	51,072	53,438

Less—

Treasury stock, 2,207,083 and 2,452,193 shares, at cost, as of December 31, 2000 and June 30, 2001, respectively	(5,777)	(8,560)

Stock subscription receivable	(11)	(11)

Unearned compensation	(43)	(43)

Total stockholders’ equity	45,241	44,824

Total liabilities and stockholders’ equity	$110,542	$95,785

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

REVENUES	$55,314	$28,237	$98,791	$56,264

COST OF SALES	41,487	20,234	74,690	40,071

Gross profit	13,827	8,003	24,101	16,193

OPERATING EXPENSES:

Salaries, wages and benefits	3,746	3,547	7,147	7,276

Selling, general and administrative	5,242	3,561	9,579	7,276

AmeriServe bankruptcy bad debt expense	—	—	482	—

Total operating expenses	8,988	7,108	17,208	14,552

Income from operations	4,839	895	6,893	1,641

INTEREST INCOME, net	270	415	355	1,194

Income before provision for income taxes	5,109	1,310	7,248	2,835

PROVISION FOR INCOME TAXES	2,043	450	2,888	1,060

Net income	$3,066	$860	$4,360	$1,775

NET INCOME	$3,066	$860	$4,360	$1,775

PREFERRED STOCK DIVIDENDS	201	375	207	750

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$2,865	$485	$4,153	$1,025

BASIC NET INCOME PER SHARE	$0.46	$0.08	$0.66	$0.17

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	6,291,180	6,061,811	6,263,949	6,084,228

DILUTED NET INCOME PER SHARE	$0.41	$0.08	$0.63	$0.16

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	7,412,498	6,175,984	6,956,283	6,243,296

The accompanying notes are an integral part of these
condensed consolidated statements.

EQUITY MARKETING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,360	$1,775

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,316	1,102

Provision for doubtful accounts	674	35

Loss on asset disposal	—	3

Tax benefit from exercise of stock options	137	230

Changes in operating assets and liabilities:

Increase (decrease) in cash and cash equivalents:

Accounts receivable	6,833	11,863

Note receivable	(1,696)	4,068

Inventory	2,060	3,337

Prepaid expenses and other current assets	(763)	(1,100)

Other assets	84	(613)

Accounts payable	(10,422)	(3,195)

Accrued liabilities	(7,179)	(11,105)

Long-term liabilities	80	(40)

Net cash provided by (used in) operating activities	(4,516)	6,360

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	(344)	(583)

Proceeds from sale of fixed assets	21	—

Proceeds from sale of marketable securities	—	5,100

Payment for purchase of Contract Marketing, Inc. and U.S. Import and Promotions Co.	(349)	(556)

Net cash provided by (used in) investing activities	(672)	3,961

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on line of credit	(12,500)	—

Proceeds from issuance of preferred stock and warrants including $1,004 of accrued offering costs not yet paid as of June 30, 2000	24,454	—

Purchase of treasury stock	—	(2,783)

Preferred stock dividends paid	—	(750)

Proceeds from exercise of stock options	564	1,111

Net cash provided by (used in) financing activities	12,518	(2,422)

Net increase in cash and cash equivalents	7,330	7,899

CASH AND CASH EQUIVALENTS, beginning of period	7,131	32,405

CASH AND CASH EQUIVALENTS, end of period	$14,461	$40,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$415	$80

Income taxes	$4,949	$2,397

The accompanying notes are an integral part of these
condensed consolidated statements.

EQUITY MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading marketing services company, providing a wide range of custom promotional programs that build sales and brand awareness for retailers, restaurant chains and consumer goods companies such as Burger King Corporation, The Coca-Cola Company, CVS/pharmacy and others. The Company is also a developer and marketer of distinctive, branded consumer products that complement its core promotions business and are based on trademarks it owns or classic licensed properties. The Company primarily sells to customers in the United States. The Company’s functional currency is United States dollars.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

In July 1998, the Company acquired substantially all of the assets of Contract Marketing, Inc. (“CMI”), a Massachusetts corporation, and U.S. Import and Promotions Co. (“USI”), a Florida corporation, (CMI and USI are collectively referred to herein as “USI”). USI focuses primarily on promotions for oil and gas and other retailers. In May 2001, the Company paid $556 to the former stockholders of USI as additional cash consideration related to the Company’s purchase of USI. This amount was allocated to goodwill.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

NET INCOME PER SHARE

Basic net income per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders represents reported net income (loss) less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,481,666, and 1,846,166 shares of common stock, $.001 par value per share (the “Common Stock”), as of June 30, 2000 and 2001, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the quarter ended June 30, 2001 preferred stock convertible into 1,694,915 shares of common stock, respectively, was excluded from the computation of diluted EPS as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common stockholders” and other disclosures required by SFAS No. 128, “Earnings per Share”:

	For the Three Months Ended June 30,

	2000			2001

	Income	Shares	Per Share	Income	Share	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:

Income available to common stockholders	$2,865	6,291,180	$.46	$485	6,061,811	$.08

Preferred stock dividends	201	—		—	—

Effect of Dilutive Securities:

Options and warrants	—	216,941		—	114,173

Convertible preferred stock	—	904,377		—	—

Dilutive EPS:

Income available to common stockholders and assumed conversion	$3,066	7,412,498	$.41	$485	6,175,984	$.08

	For the Six Months Ended June 30,

	2000			2001

	Income	Shares	Per Share	Income	Share	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:

Income available to common stockholders	$4,153	6,263,949	$.66	$1,025	6,084,228	$.17

Preferred stock dividends	207	—		—	—

Effect of Dilutive Securities:

Options and warrants	—	226,847		—	159,068

Convertible preferred stock	—	465,487		—	—

Dilutive EPS:

Income available to common stockholders and assumed conversion	$4,360	6,956,283	$.63	$1,025	6,243,296	$.16

INVENTORY

Inventory consists of production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 2000 and June 30, 2001, inventory consisted of the following:

	December 31,	June 30,
	2000	2001

Production-in-process	$1,742	$2,318

Finished goods	10,002	6,089

	$11,744	$8,407

RECENT ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach, and requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002. The Company is currently studying the impact of SFAS No. 141 and No. 142 on its financial position and results of operations.

NOTE 3 — SHORT-TERM DEBT

At December 31, 2000 and through April 24, 2001 the Company was party to a revolving credit agreement with two commercial banks. The agreement, as amended on July 27, 2000, provided for a line of credit up to $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. As of December 31, 2000 there were no amounts outstanding under the agreement.

On April 24, 2001, the Company entered into a credit facility (the “Facility”) with Bank of America, replacing the agreement discussed above. The new facility is secured by substantially all of the Company’s assets and provides for borrowings up to $35,000 for three years from the date of closing. Borrowing availability is determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and financial covenants. As of June 30, 2001 the Company was in compliance with these requirements. The Facility may be used for working capital and acquisition financing purposes. As of June 30, 2001 there were no amounts outstanding under the Facility.

Letters of credit outstanding as of December 31, 2000 and June 30, 2001 totaled $414 and $478, respectively.

NOTE 4 — MANDATORY REDEEMABLE PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 30, 2005. A payment of $62.5 was made for the quarter ended June 30, 2001.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, Crown, as holder of the preferred stock, will be entitled to payment out of the assets of the Company available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders.

The Series A Stock, Series B Stock and Series C Stock are subject to mandatory redemption at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control of the Company occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended June 30, 2001 totaled $375 and were paid in July 2001. These dividends were recorded in accounts payable in the accompanying consolidated balance sheets.

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

NOTE 5 — STOCK REPURCHASE

The Company’s Board of Directors has authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. The repurchase program commenced on July 21, 2000 and expired July 21, 2001. As of June 30, 2001, the Company has purchased an aggregate of 530,894 shares at an average price of $12.11 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt.

NOTE 6 — LEGAL PROCEEDINGS

AmeriServe Food Distribution, Inc. (“AmeriServe”) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000 (see Note 8 — AmeriServe Bankruptcy). On or about November 30, 2000, substantially all of AmeriServe’s business assets were sold. On or about December 1, 2000, AmeriServe’s Confirmed Plan of Reorganization (the “Plan”) became effective. The Plan provided for the creation of the AFD Fund to, among other things, recover transfers made to non-insider creditors during the ninety day period prior to the January 31, 2000 bankruptcy filing. In April 2001, the Company received a letter from the AFD Fund seeking a negotiated resolution to claims for alleged preferential payments made during the ninety days prior to the bankruptcy petition. In the letter, the AFD Fund calculates the Company’s exposure after application of one of several possible defenses as $6,601, recognizes that at least one other defense may apply, and requests a proposal from the Company to settle the preference claim. In June 2001, the Company settled the preference claim with the AFD Fund. The settlement was not material to the Company’s financial position or results of operations.

General Litigation

The Company is involved in various other legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any other known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 7 — SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has identified two reportable segments through which it conducts its continuing operations: promotions and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The promotions segment provides various services and produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional programs are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

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

Industry Segments

	As of and For the Three Months Ended June 30, 2000

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$50,628	$4,686	$—	$55,314

Income (loss) before provision (benefit) for income taxes	$8,673	$510	$(4,074)	$5,109

Provision (benefit) for income taxes	3,469	204	(1,630)	2,043

Net income (loss)	$5,204	$306	$(2,444)	$3,066

Fixed asset additions, net	$—	$—	$207	$207

Depreciation and amortization	$183	$119	$355	$657

Total assets	$55,640	$14,678	$26,420	$96,738

	As of and For the Three Months Ended June 30, 2001

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$24,442	$3,795	$—	$28,237

Income (loss) before provision (benefit) for income taxes	$4,080	$658	$(3,428)	$1,310

Provision (benefit) for income taxes	1,402	226	(1,178)	450

Net income (loss)	$2,678	$432	$(2,250)	$860

Fixed asset additions, net	$—	$—	$335	$335

Depreciation and amortization	$185	$—	$364	$549

Total assets	$38,941	$4,577	$52,267	$95,785

	As of and For the Six Months Ended June 30, 2000

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$90,830	$7,961	$—	$98,791

Income (loss) before provision (benefit) for income taxes	$14,336	$767	$(7,855)	$7,248

Provision (benefit) for income taxes	5,713	305	(3,130)	2,888

Net income (loss)	$8,623	$462	$(4,725)	$4,360

Fixed asset additions, net	$—	$—	$344	$344

Depreciation and amortization	$365	$237	$714	$1,316

Total assets	$55,640	$14,678	$26,420	$96,738

	As of and For the Six Months Ended June 30, 2001

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$47,591	$8,673	$—	$56,264

Income (loss) before provision (benefit) for income taxes	$8,203	$1,110	$(6,478)	$2,835

Provision (benefit) for income taxes	3,051	407	(2,398)	1,060

Net income (loss)	$5,152	$703	$(4,080)	$1,775

Fixed asset additions, net	$—	$—	$583	$583

Depreciation and amortization	$367	$—	$735	$1,102

Total assets	$38,941	$4,577	$52,267	$95,785

NOTE 8 — AMERISERVE BANKRUPTCY

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

Restaurant Services, Inc. (“RSI”), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the six months ended June 30, 2000. This charge was offset by $607 of imputed interest income, at 9% per annum, recorded on the note receivable for the same period in 2000. The balance of the note receivable as of June 30, 2001 was $4,254, which was recorded as a current asset as the note is due by December 2001. For the quarter ended June 30, 2000 and 2001, the Company recorded $303 and $127, respectively, of imputed interest income on the note receivable.

As of July 2000, the Burger King system completed a transition to alternative distributors. Following such transition, the largest distribution company accounted for approximately 18.4% and 23.0% of the products purchased from the Company by the Burger King system as of December 31, 2000 and June 30, 2001, respectively.

NOTE 9 — SUBSEQUENT EVENT

On July 31, 2001, the Company acquired 100% of the ordinary shares of Logistix Limited, a United Kingdom corporation (“Logistix”), in exchange for 8,500 British pounds (approximately $12,100 as of July 31, 2001) in cash plus potential additional cash consideration based upon the results of operations of Logistix during each year through July 31, 2004. Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds certain licenses for Robot Wars® and Rugrats™ entertainment properties, among others. The acquisition will be accounted for as a purchase and was financed through the Company’s existing cash reserves.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Certain expectations and projections regarding the future performance of Equity Marketing, Inc. (the “Company”) discussed in this quarterly report are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Forward-looking statements can be identified by the use of forward looking terminology, such as may, will, should, expect, anticipate, estimate, continue, plans, intends or other similar terminology. Management cautions you that the following factors, among others, could cause the Company’s actual consolidated results of operations and financial position in 2001 and thereafter to differ significantly from those expressed in forward-looking statements:

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect the Company’s financial condition and results of operations

•	Significant quarter-to-quarter variability in the Company’s revenues and net income, which may result in operating results below the expectations of securities analysts and investors

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company’s financial condition and results of operations

•	Dependence on the ability to license, develop and market new products, which may adversely affect the Company’s financial condition and results of operations

•	Increased competitive pressure, which may affect the sales of the Company’s products

•	Dependence on foreign manufacturers, which may increase the costs of the Company’s products and affect the demand for such products

•	Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King.

Financing Risks

•	Currency fluctuations, which may affect the Company’s suppliers and the Company’s reportable income

•	Need for additional working capital to fund the Company’s business, which may not be available at all or on favorable terms when required

Other Risks

•	Potential negative impact of past or future acquisitions, which may disrupt the Company’s ongoing business, distract senior management and increase expenses

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. The Company’s product liability insurance coverage generally excludes such costs and damages resulting from product recall

The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company’s Form 10-K for the year ended December 31, 2000, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements and Risk Factors.”

ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading marketing services company, providing a wide range of custom promotional programs that build sales and brand awareness for retailers, restaurant chains and consumer goods companies such as Burger King Corporation, The Coca-Cola Company, CVS/pharmacy and others. The Company is also a developer and marketer of distinctive, branded consumer products that complement its core promotions business and are based on trademarks it owns or classic licensed properties. The Company primarily sells to customers in the United States. The Company’s functional currency is United States dollars.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	2001	2000	2001

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales	75.0	71.7	75.6	71.2

Gross profit	25.0	28.3	24.4	28.8

Operating Expenses:

Salaries, wages and benefits	6.8	12.6	7.2	12.9

Selling, general and administrative	9.5	12.6	9.7	12.9

AmeriServe bankruptcy bad debt expense	—	—	0.5	—

Total operating expenses	16.3	25.2	17.4	25.8

Income from operations	8.7	3.1	7.0	3.0

Interest income, net	0.5	1.5	0.3	2.1

Income before provision for income taxes	9.2	4.6	7.3	5.1

Provision for income taxes	3.7	1.6	2.9	1.9

Net income	5.5%	3.0%	4.4%	3.2%

EBITDA

While many in the financial community consider earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The following table sets forth EBITDA for the periods indicated:

	For Three Months Ended June 30,		For Six Months Ended June 30,

	2000	2001	2000	2001

Net income	$3,066	$860	$4,360	$1,775

Add: Depreciation and amortization	657	549	1,316	1,102

Interest income, net	(270)	(415)	(355)	(1,194)

Provision for income taxes	2,043	450	2,888	1,060

EBITDA	$5,496	$1,444	$8,209	$2,743

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000
(000’s omitted):

Revenues for the three months ended June 30, 2001 decreased $27,077, or 49.0%, to $28,237 from $55,314 in the comparable period in 2000. Promotions revenues decreased $26,186, or 51.7%, to $24,442 primarily as a result of decreased revenues associated with Burger King programs in 2001 compared to the same period in 2000. This decrease was partially offset by growth in the non-Burger King promotions business, which grew 35.1%. Consumer Product revenues decreased $891, or 19.0%, to $3,795 primarily due to decreased sales of Scooby-Doo™ and the discontinued Headliners® product line, partially offset by increased sales of Tub Tints® product.

Although the Company believes that its share of Burger King’s custom promotional products business in 2001 will remain consistent with 2000 levels, based on program awards received to date, the Company anticipates that the dollar volume of custom promotional product purchases by Burger King from the Company will decline in 2001 by approximately 40% to 50%. The Company believes that sales to Burger King reached their low point for 2001 in the second quarter. Based on its understanding of the factors contributing to the decline, management believes that the dollar volume of purchases by Burger King of custom promotional product in 2002 will return to levels consistent with periods prior to 2001 and that its relationship with Burger King and its purchasing cooperative, RSI, remains strong. Management further believes that the decline in 2001 Burger King revenue will be partially offset by new business development efforts and strategic growth initiatives. The statements set forth herein are forward looking and actual results could differ materially.

Cost of sales decreased $21,253 to $20,234 (71.7% of revenues) for the three months ended June 30, 2001 from $41,487 (75.0% of revenues) in the comparable period in 2000 due to the lower sales volume in 2001. The gross margin percentage increased to 28.3% for the three months ended June 30, 2001 from 25.0% in the comparable period for 2000. This increase is primarily the result of lower than expected returns and lower than expected freight and duty costs for promotional programs which were closed in prior quarters. This increase was also due to a shift in the Company’s revenue mix, resulting from a higher relative mix in 2001 of Consumer Product revenues and international promotion revenues, which tend to carry higher gross margins.

Salaries, wages and benefits decreased $199, or 5.3%, to $3,547, (12.6% of revenues) for the three months ended June 30, 2001 from $3,746 in the comparable period for 2000. This decrease was primarily attributable to a reduction in recruiting expenses and was partially offset by increased salaries due to staffing additions resulting from the Company’s current growth initiatives.

Selling, general and administrative expenses decreased $1,681, or 32.1%, to $3,561 (12.6% of revenues) for the three months ended June 30, 2001 from $5,242 in the comparable period for 2000. This decrease is due primarily to a decline in warehousing and freight out as a result of the lower sales volume. This decrease is also attributable to a decline in travel & entertainment expenses and outside services costs, partially offset by an increase in insurance expense. The decrease was also attributable to a reduction in amortization expense resulting from the write-off of the goodwill and trademark in December 2000 associated with the acquisition of Corinthian Marketing, Inc. in April 1998. Selling, general and administrative expenses increased as a percentage of revenues from 9.5% to 12.6% as a result of revenues, which decreased at a greater rate.

Net interest income increased $145, or 53.7%, to $415 (1.5% of revenues) for the three months ended June 30, 2001 from $270 in the comparable period for 2000. This increase was attributable to interest income generated by the significantly increased level of cash and cash equivalents. This increase was partially offset by a reduction in imputed interest income on a note receivable (see “AmeriServe Bankruptcy”).

The effective tax rate for the three months ended June 30, 2001 was 34.4% compared to 40.0% for the same period in 2000. The reduction in the effective tax rate is the result of non-taxable interest income generated in 2001 from municipal securities.

Net income decreased $2,206, or 72.0%, to $860 (3.0% of revenues) from $3,066 (5.5% of revenues) in 2000 primarily due to lower gross margin earned on decreased revenues partially offset by a decrease in salaries, wages and benefits, selling, general and administrative expenses, as well as increased net interest income, and a lower effective tax rate in 2001.

For the three months ended June 30, 2001, EBITDA decreased $4,052, or 73.7%, to $1,444 from $5,496 in 2000 primarily due to lower gross margins earned on decreased revenues partially offset by the decrease in salaries, wages and benefits and selling, general and administrative expenses in 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000 (000’s omitted):

Revenues for the six months ended June 30, 2001 decreased $42,527, or 43.0%, to $56,264 from $98,791 in the comparable period in 2000. Promotions revenues decreased $43,239 to $47,591 primarily as a result of decreased revenues associated with Burger King programs in 2001 compared to the same period in 2000. Consumer Product revenues increased $712, or 8.9%, to $8,673 primarily due to increased sales of Tub Tints® product, partially offset by reduced sales of Scooby-Doo™ and the discontinued Headliners® product line.

Although the Company believes that its share of Burger King’s custom promotional products business in 2001 will remain consistent with 2000 levels, based on program awards received to date, the Company anticipates that the dollar volume of custom promotional product purchases by Burger King from the Company will decline in 2001 by approximately 40% to 50%. The Company believes that sales to Burger King reached their low point for 2001 in the second quarter. Based on its understanding of the factors contributing to the decline, management believes that the dollar volume of purchases by Burger King of custom promotional product in 2002 will return to levels consistent with periods prior to 2001 and that its relationship with Burger King and its purchasing cooperative, RSI, remains strong. Management further believes that the decline in 2001 Burger King revenue will be partially offset by new business development efforts and strategic growth initiatives. The statements set forth herein are forward looking and actual results could differ materially.

Cost of sales decreased $34,619 to $40,071 (71.2% of revenues) for the six months ended June 30, 2001 from $74,690 (75.6% of revenues) in the comparable period in 2000 due to the lower sales volume in 2001. The gross margin percentage increased to 28.8% for the six months ended June 30, 2001 from 24.4% in the comparable period for 2000. This increase is partially the result of lower than expected returns and lower than expected freight and duty costs in the second quarter of 2001 for promotional programs which were closed in prior quarters. This increase was also due to a shift in the Company’s revenue mix, resulting from a higher relative mix in 2001 of Consumer Product revenues and international promotion revenues, which tend to carry higher gross margins.

Salaries, wages and benefits increased $129, or 1.8%, to $7,276, (12.9% of revenues) for the six months ended June 30, 2001 from $7,147 in the comparable period in 2000. This increase was primarily attributable to staffing additions resulting from the Company’s current growth initiatives, partially offset by a reduction in recruiting expenses.

Selling, general and administrative expenses decreased $2,303, or 24.0%, to $7,276 (12.9% of revenues) for the six months ended June 30, 2001 from $9,579 in the comparable period in 2000. This decrease is due primarily to decreased freight out and warehousing costs resulting from the decrease in sales volume. This decrease is also attributable to a decline in travel and entertainment expenses and outside services costs, partially offset by an increase in advertising expense and insurance expense. The decrease was also attributable to a reduction in amortization expense resulting from the write-off of the goodwill and trademark in December 2000 associated with the acquisition of Corinthian Marketing, Inc. in April 1998. Selling, general and administrative expenses increased as a percentage of revenues from 9.7% to 12.9% as a result of revenues which decreased at a greater rate.

The AmeriServe bad debt expense recorded in the six months ended June 30, 2000 represents a charge resulting from the bankruptcy of AmeriServe. (see “AmeriServe Bankruptcy”)

Net interest income increased $839, or 236.3%, to $1,194 (2.1% of revenues) for the six months ended June 30, 2001 from $355 in the comparable period for 2000. This increase was attributable to interest income generated by the significantly increased level of cash and cash equivalents. This increase was partially offset by a reduction in imputed interest income on a note receivable (see “AmeriServe Bankruptcy”).

The effective tax rate for the six months ended June 30, 2001 was 37.4% compared to 39.8% for the same period in 2000. The reduction in the effective tax rate is the result of non-taxable interest income generated in 2001 from municipal securities.

Net income decreased $2,585, or 59.3%, to $1,775 (3.2% of revenues) from $4,360 (4.4% of revenues) in 2000 primarily due to lower gross margin earned on decreased revenues and to the increase in salaries, wages and benefits partially offset by a decrease in selling, general and administrative expenses, as well as increased net interest income, and a lower effective tax rate in 2001.

For the six months ended June 30, 2001, EBITDA decreased $5,466, or 66.6%, to $2,743 from $8,209 in 2000 primarily due to lower gross margins earned on decreased revenues and to the increase in salaries, wages and benefits partially offset by the decrease in selling, general and administrative expenses in 2001.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s financial position remained strong in the second quarter of 2001. At June 30, 2001, the Company had no debt and its cash and cash equivalents and marketable securities were $40,304, compared to $37,505 as of December 31, 2000.

As of June 30, 2001, the Company’s net accounts receivable decreased $11,898 to $18,239 from $30,137 at December 31, 2000. This decrease is a result of the lower level of sales volume in the second quarter compared to the fourth quarter of 2000. As of June 30, 2001, inventory decreased $3,337 to $8,407 from $11,744 from December 31, 2000. The decrease in inventory is primarily a result of the decrease in Burger King order volumes discussed above.

As of June 30, 2001, accounts payable decreased $3,195 to $15,226 from $18,421 at December 31, 2000. This decrease is associated with the reduction in inventory levels along with the paydown of liabilities related to large fourth quarter 2000 promotional programs.

As of June 30, 2001, accrued liabilities decreased $11,105 to $10,870 from $21,975 at December 31, 2000. This decrease is primarily attributable to the payment of federal and state income taxes related to 2000 net income, the payment of employee bonuses related to 2000, and payment of royalty and administrative fees collected from distribution companies related to the fourth quarter of 2000 on behalf of promotional customers.

As of June 30, 2001, working capital was $51,036 compared to $52,140 at December 31, 2000. The decrease in working capital was primarily as a result of cash used to repurchase shares of the Company’s common stock (see “Stock Repurchase”), partially offset by cash generated by operating activities in 2001. The Company believes that its cash from operations, cash on hand at June 30, 2001 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

CREDIT FACILITIES

At December 31, 2000 and through April 24, 2001 the Company was party to a revolving credit agreement with two commercial banks. The agreement, as amended on July 27, 2000, provided for a line of credit up to $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. As of December 31, 2000 there were no amounts outstanding under the agreement.

On April 24, 2001, the Company entered into a credit facility (the “Facility”) with Bank of America, replacing the agreement discussed above. The new facility is secured by substantially all of the Company’s assets and provides for borrowings up to $35,000 for three years from the date of closing. Borrowing availability is determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and financial covenants. As of June 30, 2001 the Company was in compliance with these requirements. The Facility may be used for working capital and acquisition financing purposes. As of June 30, 2001 there were no amounts outstanding under the Facility.

ISSUANCE OF PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 30, 2005. A payment of $62.5 was made for the quarter ended June 30, 2001.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, Crown, as holder of the preferred stock, will be entitled to payment out of the assets of the Company available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders.

The Series A Stock, Series B Stock and Series C Stock are subject to mandatory redemption at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control of the Company occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended June 30, 2001 totaled $375 and were paid in July 2001. These dividends were recorded in accounts payable in the accompanying consolidated balance sheets.

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

STOCK REPURCHASE

The Company’s Board of Directors has authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. The repurchase program commenced on July 21, 2000 and expired July 21, 2001. As of June 30, 2001, the Company has purchased an aggregate of 530,894 shares at an average price of $12.11 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt.

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

Restaurant Services, Inc. (“RSI”), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the six months ended June 30, 2000. This charge was offset by $607 of imputed interest income, at 9% per annum, recorded on the note receivable for the same period in 2000. The balance of the note receivable as of June 30, 2001 was $4,254, which was recorded as a current asset as the note is due by December 2001. For the quarter ended June 30, 2000 and 2001, the Company recorded $303 and $127, respectively, of imputed interest income on the note receivable.

As of July 2000, the Burger King system completed a transition to alternative distributors. Following such transition, the largest distribution company accounted for approximately 18.4% and 23.0% of the products purchased from the Company by the Burger King system as of December 31, 2000 and June 30, 2001, respectively.

SUBSEQUENT EVENT

On July 31, 2001, the Company acquired 100% of the ordinary shares of Logistix Limited, a United Kingdom corporation ("Logistix"), in exchange for 8,500 British pounds (approximately $12,100 as of July 31, 2001) in cash plus potential additional cash consideration based upon the results of operations of Logistix during each year through July 31, 2004. Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds certain licenses for Robot Wars® and Rugrats™ entertainment properties, among others. The acquisition will be accounted for as a purchase and was financed through the Company's existing cash reserves.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

AmeriServe Food Distribution, Inc. (“AmeriServe”) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000 (see AmeriServe Bankruptcy). On or about November 30, 2000, substantially all of AmeriServe’s business assets were sold. On or about December 1, 2000, AmeriServe’s Confirmed Plan of Reorganization (the “Plan”) became effective. The Plan provided for the creation of the AFD Fund to, among other things, recover transfers made to non-insider creditors during the ninety day period prior to the January 31, 2000 bankruptcy filing. In April 2001, the Company received a letter from the AFD Fund seeking a negotiated resolution to claims for alleged preferential payments made during the ninety days prior to the bankruptcy petition. In the letter, the AFD Fund calculates the Company’s exposure after application of one of several possible defenses as $6,601, recognizes that at least one other defense may apply, and requests a proposal from the Company to settle the preference claim. In June 2001, the Company settled the preference claim with the AFD Fund. The settlement was not material to the Company’s financial position or results of operations.

General Litigation

The Company is involved in various other legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any other known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

           10.0    Amendment to Equity Marketing, Inc. 2000 Stock Option Plan

     (b)  Reports on Form 8-K:

           Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2001 (Item 5).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 14th day of August, 2001

EQUITY MARKETING, INC

/s/ LAWRENCE J. MADDEN Lawrence J. Madden Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT

10.0	Amendment to Equity Marketing, Inc. 2000 Stock Option Plan