Form 10-Q
period 2001-09-30
EQUITY MARKETING INC
filed 2001-11-14
CIK 911151

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 23346

EQUITY MARKETING, INC.
(Exact name of registrant as specified in its charter.)

Delaware	13-3534145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6330 San Vicente Blvd. Los Angeles, CA	90048
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.001 Par Value, 5,878,093 shares as of November 9, 2001.

EQUITY MARKETING, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
September 30, 2001

			Page

Part I.	Financial Information

	Item 1.	Financial Statements	3

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Part II.	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders	23

	Item 6.	Exhibits and Reports on Form 8-K	23

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ASSETS

	December 31,	September 30,
	2000	2001

		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$32,405	$23,998
Marketable securities	5,100	—
Accounts receivable (net of allowances of $3,090 and $2,805 as of December 31, 2000 and September 30, 2001, respectively)	30,137	29,282
Note receivable	8,322	2,151
Inventory	11,744	14,618
Prepaid expenses and other current assets	4,828	5,591

Total current assets	92,536	75,640
FIXED ASSETS, net	4,263	4,478
GOODWILL AND OTHER INTANGIBLE ASSETS, net	12,459	25,612
OTHER ASSETS	1,284	1,960

Total assets	$110,542	$107,690

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	September 30,
	2000	2001

		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$18,421	$20,530
Accrued liabilities	21,975	18,015

Total current liabilities	40,396	38,545
LONG-TERM LIABILITIES	1,856	1,917

Total liabilities	42,252	40,462

COMMITMENTS AND CONTINGENCIES
Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, par value $.001 per share, 20,000,000 shares authorized, 6,141,396 and 5,858,208 shares outstanding as of December 31, 2000 and September 30, 2001, respectively	—	—
Additional paid-in capital	18,209	19,682
Retained earnings	32,863	35,314
Accumulated other comprehensive income	—	377

	51,072	55,373
Less—
Treasury stock, 2,207,083 and 2,649,793 shares, at cost, as of December 31, 2000 and September 30, 2001, respectively	(5,777)	(11,140)
Stock subscription receivable	(11)	(11)
Unearned compensation	(43)	(43)

Total stockholders’ equity	45,241	44,179

Total liabilities and stockholders’ equity	$110,542	$107,690

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

REVENUES	$56,026	$40,828	$154,817	$97,092
COST OF SALES	39,589	29,187	114,279	69,258

Gross profit	16,437	11,641	40,538	27,834

OPERATING EXPENSES:
Salaries, wages and benefits	5,730	4,152	12,877	11,428
Selling, general and administrative	5,233	4,806	14,812	12,082
AmeriServe bankruptcy bad debt expense	—	—	482	—

Total operating expenses	10,963	8,958	28,171	23,510

Income from operations	5,474	2,683	12,367	4,324
INTEREST INCOME, net	391	206	746	1,400

Income before provision for income taxes	5,865	2,889	13,113	5,724
PROVISION FOR INCOME TAXES	2,346	1,088	5,234	2,148

Net income	$3,519	$1,801	$7,879	$3,576

NET INCOME	$3,519	$1,801	$7,879	$3,576
PREFERRED STOCK DIVIDENDS	375	375	582	1,125

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$3,144	$1,426	$7,297	$2,451

BASIC NET INCOME PER SHARE	$0.50	$0.24	$1.16	$0.41

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	6,307,650	5,978,322	6,278,516	6,048,926

DILUTED NET INCOME PER SHARE	$0.42	$0.23	$1.06	$.39

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	8,288,741	7,877,538	7,403,427	6,223,071

The accompanying notes are an integral part of these
condensed consolidated statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

NET INCOME	$3,519	$1,801	$7,879	$3,576
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	377	—	377

COMPREHENSIVE INCOME	$3,519	$2,178	$7,879	$3,953

The accompanying notes are an integral part of these
condensed consolidated statements.

EQUITY MARKETING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,879	$3,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,972	1,770
Provision for doubtful accounts	867	163
Loss on asset disposal	—	3
Tax benefit from exercise of stock options	295	246
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	(6,525)	3,228
Note receivable	227	6,171
Inventory	(15,063)	(1,409)
Prepaid expenses and other current assets	(586)	(277)
Other assets	(425)	(665)
Accounts payable	16,123	(1,291)
Accrued liabilities	10,076	(7,149)
Long-term liabilities	105	(72)

Net cash provided by operating activities	14,945	4,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(453)	(889)
Proceeds from sale of fixed assets	21	—
Proceeds from sale of marketable securities	—	5,100
Payment for purchase of Logistix Limited, net of $1,747 cash acquired	—	(11,408)
Payment for purchase of Contract Marketing, Inc. and U.S. Import and Promotions Co.	(349)	(556)

Net cash provided by (used in) investing activities	(781)	(7,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	(12,500)	—
Proceeds from issuance of preferred stock and warrants, including $1,004 of accrued offering costs not yet paid	24,305	—
Purchase of treasury stock	(1,148)	(5,078)
Preferred stock dividends paid	(582)	(1,125)
Proceeds from exercise of stock options	1,108	1,227

Net cash provided by (used in) financing activities	11,183	(4,976)

Effects of exchange rate changes on cash and cash equivalents	—	28

Net (decrease) increase in cash and cash equivalents	25,347	(8,407)
CASH AND CASH EQUIVALENTS, beginning of period	7,131	32,405

CASH AND CASH EQUIVALENTS, end of period	$32,478	$23,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$444	$157

Income taxes	$5,756	$2,179

The accompanying notes are an integral part of these
condensed consolidated statements.

EQUITY MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in London, Paris, New York, and Hong Kong. The Company designs and produces custom promotional programs that build sales and brand value for retailers, restaurant chains and consumer goods companies such as Burger King Corporation, Cadbury, The Coca-Cola Company, CVS/pharmacy, Kellogg’s, Procter & Gamble and others. The Company complements its core promotions business by developing and marketing distinctive consumer products, based on trademarks it owns or classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States.

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

On July 31, 2001, the Company acquired 100% of the common stock of Logistix Limited, a United Kingdom corporation, (“Logistix”) (see Note 8 — Acquisition). Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the licenses for Robot Wars® and Rugrats™ entertainment properties, among others.

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

Certain reclassifications have been made to the accompanying 2000 financials statements to conform them to the current period presentation.

NET INCOME PER SHARE

Basic net income per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders represents reported net income (loss) less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the dilutive effect of the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,296,666, and 1,481,666 shares of common stock, $.001 par value per share (the “Common Stock”), as of September 30, 2000 and 2001, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the nine months ended

September 30, 2001, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common stockholders” and other disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”:

	For the Three Months Ended September 30,

	2000			2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Income available to common stockholders	$3,144	6,307,650	$.50	$1,426	5,978,322	$.24

Preferred stock dividends	375	—		375	—
Effect of Dilutive Securities:
Options and warrants	—	286,176		—	204,301
Convertible preferred stock	—	1,694,915		—	1,694,915

Dilutive EPS:
Income available to common stockholders and assumed conversion	$3,519	8,288,741	$.42	$1,801	7,877,538	$.23

	For the Nine Months Ended September 30,

	2000			2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Income available to common stockholders	$7,297	6,278,516	$1.16	$2,451	6,048,926	$.41

Preferred stock dividends	582	—		—	—
Effect of Dilutive Securities:
Options and warrants	—	246,623		—	174,145
Convertible preferred stock	—	878,288		—	—

Dilutive EPS:
Income available to common stockholders and assumed conversion	$7,879	7,403,427	$1.06	$2,451	6,223,071	$.39

INVENTORY

Inventory consists of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventory is stated at the lower of average cost or market. As of December 31, 2000 and September 30, 2001, inventory consisted of the following:

	December 31,	September 30,
	2000	2001

Production-in-process	$1,742	$5,509
Finished goods	10,002	9,109

	$11,744	$14,618

FOREIGN CURRENCY TRANSLATION

Net foreign exchange gains or losses resulting from the translation of foreign subsidiaries’ accounts whose functional currency is not the United States dollar are recognized as a component of accumulated other comprehensive income in stockholders’ equity. For such subsidiaries their accounts are translated into United States dollars at the following rates of exchange: assets and liabilities at period-end exchange rates, equity accounts at historical rates, and income accounts at average exchange rates during the period.

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income.

DERIVATIVE INSTRUMENTS

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

The Company uses derivatives to manage exposures to foreign currency. The Company’s objective for holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in interest and other income, net, in the Company’s Condensed Consolidated Statements of Income and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity.

The fair values of derivative instruments as of September 30, 2001 and changes in fair values during 2001 were not material. The adoption of SFAS No. 133 did not have a material impact on the Company’s operating results. During 2001, there were no significant gains or losses recognized in earnings for hedge ineffectiveness.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board (“FASB”) effective June 30, 2001 for business combinations which are consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The Company has adopted the provisions of these statements for the acquisition of Logistix (see Note 8). Management believes that the adoption of SFAS No. 142 in 2002 will result in a significant decrease in amortization of goodwill on the consolidated statement of income, and is in the process of assessing other impacts from SFAS No. 142. Total after tax amount of goodwill amortization was $109 for the three months ending September 30, 2001 and $318 for the nine months ending September 30, 2001.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for 2003. The Company is currently reviewing the requirements of SFAS 143 and has not yet determined its impact, if any, on the Company’s financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for 2002 and generally is to be applied prospectively. The Company is currently reviewing the requirements of SFAS 144 and has not yet determined its impact, if any, on the Company’s financial position and results of operations.

NOTE 3 — SHORT-TERM DEBT

On April 24, 2001, the Company entered into a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for borrowings up to $35,000 for three years from the date of closing. Borrowing availability is determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On September 30, 2001 certain covenants under the facility were amended. The Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of September 30, 2001, there were no amounts outstanding under the Facility.

Letters of credit outstanding as of December 31, 2000 and September 30, 2001 totaled $414 and $401, respectively.

NOTE 4 — MANDATORY REDEEMABLE PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 30, 2005. A payment of $62.5 was made for the quarter ended September 30, 2001.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended September 30, 2001 totaled $375 and were paid in October 2001. These dividends were recorded in accounts payable in the accompanying consolidated balance sheets.

Crown currently holds 100% of the outstanding shares of Series A Stock, and consequently, has designated two individuals to the Board of Directors of the Company.

The Series A Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs totaled approximately $1,951 and included an accrual of approximately $700 for the present value of the commitment fee discussed above.

NOTE 5 — STOCK REPURCHASE

The Company’s Board of Directors has authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. The repurchase program commenced on July 21, 2000 and expired July 21, 2001. During this period, the Company purchased an aggregate of 525,094 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through September 30, 2001, the Company has purchased 203,400 shares at an average price of $12.60 per share including commissions. Since initiating the overall buyback program on July 20, 2000, the Company has purchased a total of 728,494 shares at an average price of $12.37 per share including commissions. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt.

NOTE 6 — SEGMENTS

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

Industry Segments

	As of and For the Three Months Ended September 30, 2000

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$47,652	$8,374	$—	$56,026

Income (loss) before provision (benefit) for income taxes	$10,066	$1,703	$(5,904)	$5,865
Provision (benefit) for income taxes	4,026	681	(2,361)	2,346

Net income (loss)	$6,040	$1,022	$(3,543)	$3,519

Fixed asset additions, net	$—	$—	$109	$109

Depreciation and amortization	$183	$119	$355	$657

Total assets	$80,901	$17,480	$44,524	$142,905

	As of and For the Three Months Ended September 30, 2001

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$30,958	$9,870	$—	$40,828

Income (loss) before provision (benefit) for income taxes	$4,811	$1,953	$(3,875)	$2,889
Provision (benefit) for income taxes	1,812	735	(1,459)	1,088

Net income (loss)	$2,999	$1,218	$(2,416)	$1,801

Fixed asset additions, net	$—	$—	$306	$306

Depreciation and amortization	$274	$—	$394	$668

Total assets	$68,202	$3,457	$36,031	$107,690

	As of and For the Nine Months Ended September 30, 2000

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$138,482	$16,335	$—	$154,817

Income (loss) before provision (benefit) for income taxes	$24,398	$2,470	$(13,755)	$13,113
Provision (benefit) for income taxes	9,738	986	(5,490)	5,234

Net income (loss)	$14,660	$1,484	$(8,265)	$7,879

Fixed asset additions, net	$—	$—	$453	$453

Depreciation and amortization	$548	$356	$1,068	$1,972

Total assets	$80,901	$17,480	$44,524	$142,905

	As of and For the Nine Months Ended September 30, 2001

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$78,549	$18,543	$—	$97,092

Income (loss) before provision (benefit) for income taxes	$13,014	$3,063	$(10,353)	$5,724
Provision (benefit) for income taxes	4,863	1,142	(3,857)	2,148

Net income (loss)	$8,151	$1,921	$(6,496)	$3,576

Fixed asset additions, net	$—	$—	$889	$889

Depreciation and amortization	$641	$—	$1,129	$1,770

Total assets	$68,202	$3,457	$36,031	$107,690

NOTE 7 — AMERISERVE BANKRUPTCY

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

Restaurant Services, Inc. (“RSI”), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the nine months ended September 30, 2000. This charge was offset by $607 of imputed interest income, at 9% per annum, recorded on the note receivable for the same period in 2000. The balance of the note receivable as of September 30, 2001 was $2,151, which was recorded as a current asset as the note is due by December 2001. For the quarter ended September 30, 2000 and 2001, the Company recorded $260 and $81, respectively, of imputed interest income on the note receivable.

As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 22.2% of the products purchased from the Company by the Burger King system for the three months ended September 30, 2001.

NOTE 8 — ACQUISITION

On July 31, 2001, the Company acquired 100% of the common stock of Logistix in exchange for 8,500 British pounds ($12,144 as of July 31, 2001) in cash plus related transaction costs of $1,011. Potential additional cash consideration may be paid based upon the results of operations of Logistix during each fiscal year through July 31, 2004. Management believes that this acquisition will provide the company with a strong presence in Europe, contribute to the company's growth internationally, and help diversify the company's revenue mix. The acquisition was financed through the Company’s existing cash reserves.

The acquisition has been accounted under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets. The allocation of the purchase price may change based upon these valuations. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$6,086
Property, plant and equipment	440
Other non-current assets	11
Net current liabilities	(6,124)
Non-current liabilities	(134)

Estimated fair value, net tangible assets acquired	279
Goodwill	12,510
Other intangible assets	366

Total Purchase Price	$13,155

The intangible assets other than goodwill associated with the Logistix acquisition are being amortized over their estimated useful lives ranging from 1 to 3 years. The weighted average amortization period for intangible assets excluding goodwill is 1.3 years. There are no assumed residual values associated with the intangible assets. None of the goodwill is expected to be deducted for tax purposes. Goodwill as well as other intangible assets have been allocated to the Promotions segment (see Note 6 - Segments). Intangible assets associated with the Logistix acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill has an indefinite life and is not amortized.

The following selected unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of intangibles, reduced interest income and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2000	2001	2000	2001

Revenues	$59,654	$44,627	$169,333	$108,488
Net income	$3,547	$1,516	$7,991	$2,475
Net income per common share
Basic	$0.50	$0.19	$1.18	$0.22
Diluted	$0.43	$0.18	$1.08	$0.22

Refer to Note 2 for further discussion of the method of computation of earnings per share.

ITEM 2. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in London, Paris, New York, and Hong Kong. The Company designs and produces custom promotional programs that build sales and brand value for retailers, restaurant chains and consumer goods companies such as Burger

King Corporation, Cadbury, The Coca-Cola Company, CVS/pharmacy, Kellogg’s, Procter & Gamble and others. The Company complements its core promotions business by developing and marketing distinctive consumer products, based on trademarks it owns or classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

On July 31, 2001, the Company acquired 100% of the common stock of Logistix Limited, a United Kingdom corporation (“Logistix”), in exchange for 8,500 British pounds (approximately $12,144 as of July 31, 2001) in cash plus potential additional cash consideration based upon the results of operations of Logistix during each fiscal year through July 31, 2004. Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the licenses for Robot Wars® and Rugrats™ entertainment properties, among others.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	2001	2000	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.7	71.5	73.8	71.3

Gross profit	29.3	28.5	26.2	28.7

Operating Expenses:
Salaries, wages and benefits	10.2	10.1	8.3	11.8
Selling, general and administrative	9.3	11.8	9.4	12.4
AmeriServe bankruptcy bad debt expense	—	—	0.5	—

Total operating expenses	19.5	21.9	18.2	24.2

Income from operations	9.8	6.6	8.0	4.5
Interest income, net	0.7	0.5	0.5	1.4

Income before provision for income taxes	10.5	7.1	8.5	5.9
Provision for income taxes	4.2	2.7	3.4	2.2

Net income	6.3%	4.4%	5.1%	3.7%

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

		For Three Months Ended September 30,		For Nine Months Ended September 30,

		2000	2001	2000	2001

Net income		$3,519	$1,801	$7,879	$3,576
Add:	Depreciation and amortization	657	668	1,972	1,770
	Interest (income) expense, net	(391)	(206)	(746)	(1,400)
	Provision for income taxes	2,346	1,088	5,234	2,148

EBITDA		$6,131	$3,351	$14,339	$6,094

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000 (000’s omitted):

Revenues for the three months ended September 30, 2001 decreased $15,198, or 27.1%, to $40,828 from $56,026 in the comparable period in 2000. Promotions revenues decreased $16,694, or 35.0%, to $30,958 primarily as a result of decreased revenues associated with Burger King programs in 2001 compared to the same period in 2000 (see below) as well as from the cancellation of a number of projects by our client, Texaco, due to a merger with Chevron. This decrease was partially offset by additional promotions revenue generated by Logistix. Consumer Product revenues increased $1,496, or 17.9%, to $9,870 primarily due to revenue generated by Robot Wars™ product subsequent to the acquisition of Logistix and due to increased sales of Tub Tints® product.

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

Cost of sales decreased $10,402 to $29,187 (71.5% of revenues) for the three months ended September 30, 2001 from $39,589 (70.7% of revenues) in the comparable period in 2000 due to the lower sales volume in 2001. The gross margin percentage decreased to 28.5% for the three months ended September 30, 2001 from 29.3% in the comparable period for 2000. The higher margins for 2000 were due to a revenue mix that was more heavily weighted towards international promotions which tend to carry higher gross margins.

Salaries, wages and benefits decreased $1,578, or 27.5%, to $4,152, (10.1% of revenues) for the three months ended September 30, 2001 from $5,730 in the comparable period for 2000. The decrease was primarily attributable to a reduction in accruals for performance bonuses for employees in 2001. This decrease was partially offset by the addition of employees from the acquisition of Logistix.

Selling, general and administrative expenses decreased $427, or 8.2%, to $4,806 (11.8% of revenues) for the three months ended September 30, 2001 from $5,233 in the comparable period for 2000. This decrease is due primarily to a decline in warehousing and external design and development costs as a result of the lower sales volume. This decrease is also attributable to a decline in travel and entertainment expenses and outside services costs, partially offset by an increase in insurance expense. The decrease was also attributable to a reduction in amortization expense resulting from the write-off of the goodwill and trademark in December 2000 associated with the acquisition of Corinthian Marketing, Inc. in April 1998, partially offset by amortization expense for intangible assets acquired in the purchase of Logistix. The decrease in selling, general and administrative expenses was partially offset by increased operating expenses incurred as a result of the acquisition of Logistix. Selling, general and administrative expenses increased as a percentage of revenues from 9.3% to 11.8% as a result of lower revenues, which decreased at a greater rate.

Net interest income decreased $185, or 47.3%, to $206 (0.5% of revenues) for the three months ended September 30, 2001 from $391 in the comparable period for 2000. This decrease was attributable to a decline in interest rates as well as to the reduced level of cash and cash equivalents subsequent to the acquisition of Logistix. The decrease was also attributable to a reduction in imputed interest income on a note receivable (see “AmeriServe Bankruptcy”).

The effective tax rate for the three months ended September 30, 2001 was 37.7% compared to 40.0% for the same period in 2000. The reduction in the effective tax rate is the result of non-taxable interest income generated in 2001 from municipal securities.

Net income decreased $1,718, or 48.8%, to $1,801 (4.4% of revenues) from $3,519 (6.3% of revenues) in 2000 primarily due to lower gross margin earned on decreased revenues as well as decreased net interest income and was partially offset by a decrease in salaries, wages and benefits, selling, general and administrative expenses, and a lower effective tax rate in 2001.

For the three months ended September 30, 2001, EBITDA decreased $2,780, or 45.3%, to $3,351 from $6,131 in 2000 primarily due to lower gross margins earned on decreased revenues, partially offset by the decrease in salaries, wages and benefits and selling, general and administrative expenses in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000 (000’s omitted):

Revenues for the nine months ended September 30, 2001 decreased $57,725, or 37.3%, to $97,092 from $154,817 in the comparable period in 2000. Promotions revenues decreased $59,933, or 43.3% to $78,549 primarily as a result of decreased revenues associated with Burger King programs in 2001 compared to the same period in 2000 (see below). Consumer Product revenues increased $2,208, or 13.5%, to $18,543 primarily due to increased sales of Tub Tints® product and due to revenue generated by Robot Wars™ product subsequent to the acquisition of Logistix.

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

Cost of sales decreased $45,021 to $69,258 (71.3% of revenues) for the nine months ended September 30, 2001 from $114,279 (73.8% of revenues) in the comparable period in 2000 due to the lower sales volume in 2001. The gross margin percentage increased to 28.7% for the nine months ended September 30, 2001 from 26.2% in the comparable period for 2000. This increase was primarily due to a shift in the Company’s revenue mix, resulting from a higher relative mix in 2001 of Consumer Product revenues, and international promotion revenues, which tend to carry higher gross margins.

Salaries, wages and benefits decreased $1,449, or 11.3%, to $11,428, (11.8% of revenues) for the nine months ended September 30, 2001 from $12,877 in the comparable period in 2000. The decrease was primarily attributable to a reduction in accruals for performance bonuses for employees in 2001. This decrease was partially offset by the addition of employees from the acquisition of Logistix and staffing additions resulting from the Company’s growth initiatives.

Selling, general and administrative expenses decreased $2,730, or 18.4%, to $12,082 (12.4% of revenues) for the nine months ended September 30, 2001 from $14,812 in the comparable period in 2000. This decrease is due primarily to decreases in freight out, warehousing costs and bad debt resulting from the decrease in sales volume. This decrease is also attributable to a decline in travel and entertainment expenses and outside services costs, partially offset by an increase in advertising expense and insurance expense. The decrease was also attributable to a reduction in amortization expense resulting from the write-off of the goodwill and trademark in December 2000 associated with the acquisition of Corinthian Marketing, Inc. in April 1998. Selling, general and administrative expenses increased as a percentage of revenues from 9.4% to 12.4% as a result of lower revenues, which decreased at a greater rate.

The AmeriServe bad debt expense recorded in the nine months ended September 30, 2000 represents a charge resulting from the bankruptcy of AmeriServe. (see “AmeriServe Bankruptcy”)

Net interest income increased $654, or 87.7%, to $1,400 (1.4% of revenues) for the nine months ended September 30, 2001 from $746 in the comparable period for 2000. This increase was attributable to interest income generated by the significantly increased level of cash and cash equivalents. This increase was partially offset by a reduction in imputed interest income on a note receivable (see “AmeriServe Bankruptcy”). The increase was also partially offset by a decline in interest rates as well as to the reduced level of cash and cash equivalents subsequent to the acquisition of Logistix.

The effective tax rate for the nine months ended September 30, 2001 was 37.5% compared to 39.9% for the same period in 2000. The reduction in the effective tax rate is the result of non-taxable interest income generated in 2001 from municipal securities.

Net income decreased $4,303, or 54.6%, to $3,576 (3.7% of revenues) from $7,879 (5.1% of revenues) in 2000 primarily due to lower gross margin earned on decreased revenues and was partially offset by a decrease in both salaries and benefits and selling, general and administrative expenses, as well as increased net interest income, and a lower effective tax rate in 2001.

For the nine months ended September 30, 2001, EBITDA decreased $8,245, or 57.5%, to $6,094 from $14,339 in 2000 primarily due to lower gross margins earned on decreased revenues, partially offset by the decrease in both salaries and benefits and selling, general and administrative expenses in 2001.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s financial position remained strong in the third quarter of 2001. At September 30, 2001, the Company had no debt and its cash and cash equivalents and marketable securities were $23,998, compared to $37,505 as of December 31, 2000.

As of September 30, 2001, the Company’s net accounts receivable decreased $855 to $29,282 from $30,137 at December 31, 2000. This decrease is a result of the lower level of sales volume in the third quarter compared to the fourth quarter of 2000. As of September 30, 2001, inventory increased $2,874 to $14,618 from $11,744 from December 31, 2000. The increase in inventory is primarily a result of both Burger King and Logistix programs which are expected to be delivered in the fourth quarter.

As of September 30, 2001, accounts payable increased $2,109 to $20,530 from $18,421 at December 31, 2000. This increase is associated with the increase in inventory levels.

As of September 30, 2001, accrued liabilities decreased $3,960 to $18,015 from $21,975 at December 31, 2000. This decrease is primarily attributable to the payment of employee bonuses related to 2000, the payment of federal and state income taxes related to 2000 net income, and payment of royalty and administrative fees collected from distribution companies on behalf of promotional customers related to the fourth quarter of 2000.

As of September 30, 2001, working capital was $37,095 compared to $52,140 at December 31, 2000. The decrease in working capital was primarily a result of cash used in the acquisition of Logistix and cash used to repurchase shares of the Company’s common stock (see “Stock Repurchase”), partially offset by cash generated by operating activities during the nine months ended September 30, 2001. The Company believes that its cash from operations, cash on hand at September 30, 2001 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

CREDIT FACILITIES

On April 24, 2001, the Company entered into a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for borrowings up to $35,000 for three years from the date of closing. Borrowing availability is determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On September 30, 2001 certain covenants under the facility were amended. The Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of September 30, 2001, there were no amounts outstanding under the Facility.

ISSUANCE OF PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 30, 2005. A payment of $62.5 was made for the quarter ended September 30, 2001.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended September 30, 2001 totaled $375 and were paid in October 2001. These dividends were recorded in accounts payable in the accompanying consolidated balance sheets.

Crown currently holds 100% of the outstanding shares of Series A Stock, and consequently, has designated two individuals to the Board of Directors of the Company.

The Series A Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs totaled approximately $1,951 and included an accrual of approximately $700 for the present value of the commitment fee discussed above.

STOCK REPURCHASE

The Company’s Board of Directors has authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. The repurchase program commenced on July 21, 2000 and expired July 21, 2001. During this period, the Company purchased an aggregate of 525,094 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through September 30, 2001, the Company has purchased 203,400 shares at an average price of $12.60 per share including commissions. Since initiating the overall buyback program on July 20, 2000, the Company has purchased a total of 728,494 shares at an average price of $12.37 per share including commissions. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program will be funded through a combination of working capital and bank debt.

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

Restaurant Services, Inc. (“RSI”), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-

petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the nine months ended September 30, 2000. This charge was offset by $607 of imputed interest income, at 9% per annum, recorded on the note receivable for the same period in 2000. The balance of the note receivable as of September 30, 2001 was $2,151, which was recorded as a current asset as the note is due by December 2001. For the quarter ended September 30, 2000 and 2001, the Company recorded $260 and $81, respectively, of imputed interest income on the note receivable.

As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 22.2% of the products purchased from the Company by the Burger King system for the three months ended September 30, 2001.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on September 28, 2001. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were approved by the Stockholders:

			Votes Against or	Abstentions and
		Votes For	Withheld	Broker Non-Votes

1.	Election of Directors by holders of Common Stock
	Stephen P. Robeck	4,994,686	29,410	—
	Donald A. Kurz	4,971,841	52,255	—
	Mitchell H. Kurz	4,994,686	29,410	—
	Bruce Raben	4,994,586	29,510	—
	Alfred E. Osborne Jr.	4,994,386	29,710	—
	Jonathan D. Kaufelt	4,994,586	29,510	—
	Sanford R. Climan	4,994,686	29,410	—

2.	Election of Directors by holders of Series A Preferred Stock
	Peter Ackerman	25,000	—	—
	Jeffrey S. Deutschman	25,000	—	—

3.	Ratification of Arthur Andersen LLP as the Company’s Independent Auditor	6,705,491	12,270	1,250

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

10.1	First Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2001.*

(*)	To be filed on a Current Report on Form 8-K.

     (b)  Reports on Form 8-K:

             Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2001 (Item 5).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 14th day of November, 2001

EQUITY MARKETING, INC. /s/ LAWRENCE J. MADDEN Lawrence J. Madden Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT

10.1	First Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2001.*

(*)	To be filed on a Current Report on Form 8-K.