Form 10-K
period 2001-12-31
EQUITY MARKETING INC
filed 2002-03-28
CIK 911151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 23346

EQUITY MARKETING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of or other jurisdiction of incorporation or organization)	13-3534145 (I.R.S. employer identification no.)

6330 SAN VICENTE BLVD.
LOS ANGELES, CALIFORNIA 90048
(Address of principal executive offices)

(323) 932-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2002 was $30,798,926.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares
outstanding on
March 19, 2002

Common Stock, $0.001 par value	5,703,401

Documents Incorporated by Reference: Certain portions of the Registrant’s Proxy Statement relating to Registrant’s annual meeting of stockholders scheduled to be held on May 23, 2002 are incorporated by reference into Part III of this Form 10-K.

EQUITY MARKETING, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2001

ITEMS IN FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain expectations and projections regarding the future performance of Equity Marketing, Inc., a Delaware corporation (the “Company”), discussed in this document are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements and Risk Factors.”

PART I

ITEM 1. BUSINESS

($000’s omitted)

General

Equity Marketing, Inc., a Delaware corporation (“Equity Marketing” or the “Company”), is a leading global marketing services company based in Los Angeles, with offices in London, Paris, New York and Hong Kong. The Company designs and produces custom promotional programs that build sales and brand value for retailers, restaurant chains and consumer goods companies. The Company complements its core promotions business by developing and marketing distinctive consumer products, based on trademarks it owns or classic licensed properties, which are sold through specialty and mass-market retailers. The Company’s products include character figurines, action vehicles, drinking vessels, watches, plush toys, play sets and a variety of other items. Programs of the promotions division of the Company, Equity Promotions (“Equity Promotions” or “Promotions”), are utilized primarily in promotional campaigns implemented by quick service restaurant and consumer products customers, which include Burger King Corporation (“Burger King”), Cadbury, The Coca-Cola Company, CVS/pharmacy, Kellogg’s, Procter & Gamble and others. Equity Consumer Products (“Equity Consumer Products” or “Consumer Products”), the consumer products division of the Company, designs and produces niche products based on trademarks owned by the Company such as Tub Tints® or on classic, time-tested licensed properties such as Scooby-Doo™ for sale to major mass market and specialty market retailers such as Toys ‘R’ Us, Inc. (“Toys ‘R’ Us”), Wal-Mart Stores, Inc. (“Wal-Mart”), Target Stores, Inc. (“Target”), Spencer Gifts, Inc., and to various international distributors worldwide.

The Company’s promotional programs are often based upon characters from entertainment properties licensed by television and motion picture studios and others. Licenses for characters upon which Equity Promotions’ programs are based are generally obtained directly by the Company’s customers (often with the Company’s assistance) from licensors, including Warner Bros. Inc. (“Warner Bros.”), Universal Studios (“Universal”), Nickelodeon, a division of MTV Networks, a division of Viacom, DreamWorks SKG, The Walt Disney Company, Sony Pictures Entertainment and Twentieth Century Fox. Such licenses are typically specific to the promotional campaign implemented by the Company’s customers and generally do not extend beyond the end of the promotional campaign. In contrast, Equity Consumer Products generally obtains licenses directly from licensors. These licenses generally grant the Company rights to design, manufacture and distribute certain specific items or types of items in specific United States and/or international markets for defined terms, typically one to three years.

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

The Company is seeking to acquire other companies. On July 31, 2001, the Company acquired 100% of the common stock of Logistix Limited, a United Kingdom corporation (“Logistix”). (see Note 4 of the accompanying Notes to Consolidated Financial Statements). Logistix is a leading marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the licenses for the leading BBC TV program Robot Wars®, UBOS™ (Ultimate Book of Spells) and more recently Ace Lightning™, among others. No assurance can be given that the acquisition of Logistix will be economically successful for the Company. In addition, no assurance can be given that the Company will find additional suitable acquisition candidates or that it will be successful in consummating such transactions.

Equity Promotions

The Company’s largest current market is the design and implementation of fully integrated promotional marketing programs which incorporate products used as free premiums or sold in conjunction with the purchase of meals at Burger King. The Company also produces products and provides related marketing services for use in promotional programs run by its consumer products and oil and gas company customers. Premium-based promotions are used for marketing purposes by both the companies sponsoring the promotions, typically the Company’s clients, and the licensors of the entertainment, music or sports properties on which the promotional products are based. The use of promotional products based upon entertainment, music or sports properties allows promotion sponsors to draw upon the popular identity developed by the licensed characters through exposure in various media such as television programs, motion pictures and publishing. Promotions are designed to benefit sponsors by generating consumer loyalty, building market share and enhancing the sponsors’ images as providers of value-added products and services. In addition, motion picture and television studio licensors often incorporate such promotions into their own marketing plans because of the substantial advertising expenditures made by sponsors of promotions and because the broad exposure of the licensed property to consumers in the sponsors’ restaurants and other retail outlets supplements the marketing of motion pictures and television programs by the studios.

Equity Promotions performs a wide range of creative, design, development, production and fulfillment services for its customers. The Company assists customers with promotional strategy, calendar planning, and concept development; provides an initial evaluation of intellectual properties for which licenses are available; advises customers as to which licenses are consistent with their marketing objectives; and sometimes assists customers in procuring such licenses. The Company also proposes specific product and non-product based promotions utilizing the properties secured by its customers; develops promotional concepts and designs based on the property; provides the development and engineering necessary to translate the property, which often consists of two-dimensional artwork, into finished products; obtains or coordinates licensor approval of product designs, prototypes and finished products; contracts for and supervises the manufacture of products; arranges for safety testing to customer and regulatory specifications by an independent testing laboratory; and arranges insurance, customs clearance and, in most instances, the shipping of finished products to the customer. In some instances, the Company also provides warehousing, fulfillment and billing services. The Company also provides creative services as needed to customers for packaging and point-of-sale advertising. In some cases, customers obtain license rights or develop promotions concepts independently and engage the Company only to design and produce specific products. In other cases, the Company provides the full range of its services.

Equity Promotions’ principal strategy is to be a market-driven and customer-driven organization that seeks to be a strategic marketing partner with its clients through recommending, executing and measuring a broad range of fully integrated brand-building and sales-building programs that may or may not be product-based. Equity Promotions also intends to continue to diversify its promotions customer base outside of quick service restaurants and to continue to expand its relationship with Burger King. In connection with these strategic goals, the Company acquired Logistix in July 2001, a marketing services agency with offices in London and Paris which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen. Typically, this involves a broad-based strategic relationship, including research, new product development, licensing guidance and the development of premium-based promotions. (see Note 4 of the accompanying Notes to Consolidated Financial Statements). Logistix also derives a portion of its revenues from a consumer products business which holds the licenses for the leading BBC TV program Robot Wars®, UBOS™ (Ultimate Book of Spells) and more recently Ace Lightning™, among others. In addition to providing revenue diversification, access to new clients and greater access to existing markets, the Company intends to use Logistix as a platform from which to expand organically and through acquisition into other international markets not currently served by Logistix or the Company. No assurance can be given that the Company will be successful in pursuing such expansion.

The Company’s international promotions include unique products and programs tailored to local markets and the use of products from promotions originally run in the United States. American entertainment properties are generally released in other countries subsequent to the date of their release in the United States. Because the Company has already made its investment in the creative development of concepts based upon such entertainment properties by the time of their domestic release, it often has completed both creative, and in some instances, production work in advance of their foreign release. The Company pursues promotions opportunities worldwide. In 2001, the Company sold promotional products internationally in the United Kingdom, Germany, Spain, Sweden, Italy, Turkey, Australia, the Philippines, Singapore, Korea, Mexico and throughout Latin America.

Promotions revenues for the years ended December 31, 1999, 2000 and 2001 were $202,195, $208,607 and $117,305 or 89%, 90% and 81% of the Company’s revenues, respectively. A single promotions customer, Burger King, accounted for approximately 80%, 80% and 66% of the Company’s total revenues for the years ended December 31, 1999, 2000 and 2001, respectively. (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Cautionary Statements and Risk Factors”).

Equity Consumer Products

Equity Consumer Products designs and manufactures toys and other consumer products for sale to major mass market retailers such as Toys ‘R’ Us, Wal-Mart and Target, specialty market retailers such as Spencer Gifts, Inc., Store of Knowledge, Zany Brainy, and Blockbuster and to various international distributors worldwide. These products incorporate trademarks the Company owns such as Tub Tints® or licenses of classic, time-tested properties the Company has obtained from entertainment companies such as Warner Bros. In some cases, the products are based on the same licensed properties that are used by Equity Promotions.

In June 1998, the Company obtained a three-year licensing agreement with Warner Bros. to design, manufacture, market and distribute toys based on characters from Scooby-Doo™, one of the longest-running children’s cartoon shows in television history. In September 2000, the Company renewed through the end of 2003 its licensing agreement with Warner Bros. to design, manufacture, market and distribute toys based on characters from Scooby-Doo™. In 2001, the Company elected to exercise its option to design, manufacture, market and distribute toys in the United States and Canada based on the live-action Scooby-Doo™ feature film scheduled to be released by Warner Bros. Pictures in June 2002. Also in 2001, the Company executed a separate agreement with Warner Bros. granting to the Company manufacturing and distribution rights for Scooby-Doo™ toys in Europe and Latin America.

In July 1998, the Company acquired the worldwide rights to manufacture, market and distribute Tub Tints®, a children’s bath product consisting of effervescent tablets which dissolve in the bath and currently come in three colors: red, yellow and blue. Depending on which color tablets are mixed, a wide variety of colors can be created. In 2000, the Company introduced Tub Tints® toys, color tablets co-packed with either a wand, submarine or bath book. In 2001, the Company expanded its line of Tub Tints® toys to include, among others, stacking cups, a turtle, a whale and a diver.

In January 2002, the Company obtained a three-year licensing agreement with MGM to design, manufacture, market and distribute toys based on characters from The Pink Panther™. Under terms of the agreement, Equity Marketing will design and produce Pink Panther™ plush items for distribution to mass and specialty markets in the United States and Canada. The first products developed under this agreement will be available by spring 2002. The Pink Panther™ first debuted in 1964. Over the past 38 years, the Pink Panther™ has won an animated short Academy Award® for “Pink Phink’’ (1964) and has been featured in a total of nine live-action films and 176 cartoon shorts. Additionally, the Pink Panther™ serves as the proud “spokescat” for Owens Corning building materials/insulation and German telecommunications giant Deutsche Telekom.

Equity Consumer Products’ principal strategy is to focus on distinctive, niche products that compliment the Company’s promotions business and are based on trademarks owned by the Company or on classic, time-tested licensed properties that are likely to produce revenue for several years, thus increasing the predictability of the Company’s revenues. The Company intends to implement this strategy through internal growth. No assurance can be given that the Company will be successful in obtaining or renewing licenses under satisfactory terms.

Equity Consumer Products’ revenues were $24,868, $23,680 and $27,011 or 11%, 10% and 19% of the Company’s total revenues, for the years ended December 31, 1999, 2000 and 2001, respectively.

Backlog

Order backlog at March 22, 2001 and March 19, 2002 was approximately $66,108 and $106,150, respectively. The Company expects the 2002 order backlog to be filled by December 31, 2002.

Manufacturing

The Company’s products are manufactured according to Company and customer specifications by unaffiliated contract manufacturers. Equity Marketing Hong Kong, Ltd., a wholly owned subsidiary of the Company (“Equity Marketing HK”), manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation. The Company believes that the presence of a dedicated staff in Hong Kong results in lower net costs, increased ability to respond rapidly to customer orders and maintenance of more effective quality control standards. The Company’s products are also manufactured by third parties in the United States. Equity Marketing generally retains, for itself or on behalf of its customers, ownership of the molds and tooling required for the manufacture of its products. The Company is not a party to any long-term contractual arrangements with any manufacturer. During 2001, approximately 95% of the Company’s products were manufactured in China. China currently enjoys permanent “normal trade relations” (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization, which occurred in December 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increased costs for the Company. The impact of such an event on the Company could be somewhat mitigated by the Company’s ability to source product for the US market from countries other than China. (see “Cautionary Statements and Risk Factors”).

Virtually all of the Company’s raw materials are available from numerous suppliers. The Company does not have long-term supply contracts in place with its suppliers. Accordingly, petroleum price increases could result in higher prices for the Company’s products which the Company may not be able to fully pass on to its customers. Any such failure could negatively impact the Company’s business, financial condition or results of operations.

Trademarks and Copyrights

The Company does not own trademarks or copyrights on properties on which most of its current products are based. These rights are typically owned or controlled by the creator of the property or by the entity which develops or promotes a property, such as a motion picture or television producer.

Competition

The domestic and international promotions and consumer products businesses are highly competitive. In its core domestic promotions business, Equity Marketing competes with several other companies. Competitors in promotions include the Alcone Marketing Group, a subsidiary of Omnicom Group, Inc., Marketing Store Worldwide, Promotional Partners International and DraftWorldwide, a subsidiary of The Interpublic Group of Companies. Competition in the international promotions industry includes local companies in each market and a small number of emerging international promotions companies. The Company expects that in 2002 the principal competitors to the Company’s consumer products business will be mid-sized toy companies like Trendmasters, Inc. and JAKKS Pacific, Inc. However, the toy industry includes major toy and game manufacturers such as Hasbro, Inc. and Mattel, Inc. that compete in some of the same product categories as Equity Consumer Products. The Company believes the principal competitive factors affecting its business are development of client promotional strategy, creative execution, license selection, price, product quality and safety and speed of production. The Company’s consumer products competitors include companies which have far more extensive sales and development staffs and significantly greater financial resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

Government Regulation

In the United States, the Company is subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the “Acts”). The Acts empower the Consumer Product Safety Commission (the “CPSC”) to protect the public against unreasonable risks of injury associated with consumer products, including toys and other articles. The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of the Acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company performs quality control procedures (including the inspection of goods at factories and the retention of independent testing laboratories) to ensure compliance with applicable laws. Notwithstanding the foregoing, there can be no assurance that all of the Company’s products are or will be hazard-free. Any material product recall could have a material adverse effect on the Company’s results of operations and financial condition and could also negatively effect the Company’s reputation and the sales of its other products. (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Employees

As of December 31, 2001, Equity Marketing employed a total of 219 individuals, including 135 individuals located in the United States, 43 individuals located in Europe and 41 individuals employed by and located at Equity Marketing HK. In addition, the Company utilizes, on an ongoing basis, the services of freelance artists and other temporary staff. Equity Marketing believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES

On January 4, 1999, Equity Marketing occupied its corporate offices and studio facilities of approximately 54,000 square feet of leased space in Los Angeles, California. The lease expires July 31, 2005. Equity Marketing Hong Kong, Ltd. occupies approximately 6,000 square feet of leased space in Hong Kong, under a lease which expires August 31, 2002. Logistix occupies approximately 3,800 square feet of leased space in Gerrards Cross outside of London under a lease that expires September 19, 2011 and approximately 6,300 square feet of leased space in Paris under a lease that expires January 2, 2004.

ITEM 3. LEGAL PROCEEDINGS

The Perper Matter

On February 1, 2002, Alan Perper filed a complaint (No. BC 267 408) against the Company, Donald A. Kurz (Chairman of the Board and Chief Executive Officer of the Company) and Gaetano Mastropasqua (Executive Vice President, Client Services, of the Company) in the Superior Court of the State of California, County of Los Angeles. The plaintiff is a former employee of the Company who was terminated in November 2001. The complaint alleges that the plaintiff was wrongfully terminated and seeks $2,000,000 in compensatory damages plus punitive damages, interest and attorneys’ fees for (i) breach of written contract; (ii) breach of covenant of good faith and fair dealing; (iii) fraudulent deceit; (iv) intentional infliction of emotional distress; and (v) negligent infliction of emotional distress. Pursuant to indemnification agreements between the Company and each of Messrs. Kurz and Mastropasqua, the Company is obligated to defend and indemnify them in this matter. The Company believes the allegations of the complaint are without merit and intends to defend the action vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol EMAK.

As of January 16, 2002 there were approximately 1,165 beneficial holders of the Company’s Common Stock.

The Company currently has no plans to pay dividends on its Common Stock. The Company intends to retain all earnings for use in its business. Under the Company’s current credit facility, the Company cannot pay dividends on its Common Stock without the prior consent of the lenders. (see Note 6 of the accompanying Notes to Consolidated Financial Statements).

The following table sets forth the high and low sales prices on the Nasdaq National Market for the calendar periods indicated:

	Price Range of Common Stock

	2000		2001

	High	Low	High	Low

First Quarter	13 1/2	7	14	8 1/2
Second Quarter	12 1/4	8 7/8	11 1/2	7 3/4
Third Quarter	14 3/8	10 3/8	13 3/4	10 1/4
Fourth Quarter	14	11 3/4	13 16/41	10 3/4

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read with the Company’s consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000 and 2001 are derived from the Company’s consolidated financial statements which have been audited by Arthur Andersen LLP, the Company’s independent public accountants, and are included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1997 and 1998 and the consolidated balance sheets dated as of December 31, 1997, 1998 and 1999 are derived from the Company’s consolidated financial statements which have been audited by Arthur Andersen LLP and are not included in this Form 10-K.

Year Ended December 31,	1997	1998	1999	2000	2001

(in thousands, except share and per share data)
Consolidated Statements of Operations and Per Share Data:
Revenues	$146,328	$159,136	$227,063	$232,287	$144,316
Cost of sales	105,310	112,153	170,416	172,270	104,129
Provision for production-in-process losses	—	2,666	—	—	—

Gross Profit	41,018	44,317	56,647	60,017	40,187

Operating expenses:
Salaries, wages and benefits	11,563	14,550	17,350	17,610	15,924
Selling, general and administrative	14,330	22,127	22,829	23,075	18,323
AmeriServe bankruptcy bad debt expense	—	—	1,014	482	—
Impairment of assets	—	6,712	—	8,504	—
Business process reengineering	—	2,220	—	—	—
Logistix integration costs	—	—	—	—	192
Restructuring loss (gain)	—	4,121	(604)	(418)	—

Total operating expenses	25,893	49,730	40,589	49,253	34,439

Income (loss) from operations	15,125	(5,413)	16,058	10,764	5,748
Other income (expense), net	522	(511)	(510)	1,375	1,370

Income (loss) before provision for income taxes	15,647	(5,924)	15,548	12,139	7,118
Provision for income taxes	6,024	69	6,134	6,797	2,517

Net income (loss)	$9,623	$(5,993)	$9,414	$5,342	$4,601

Preferred stock dividends	—	—	—	956	1,500

Net income (loss) available to common stockholders	$9,623	$(5,993)	$9,414	$4,386	$3,101

Basic income (loss) per share:
Income (loss) per share	$1.63	$(0.98)	$1.51	$0.70	$0.52

Basic weighted average shares outstanding	5,913,313	6,089,618	6,227,842	6,275,590	5,996,662

Diluted income (loss) per share:
Income (loss) per share	$1.55	$(0.98)	$1.46	$0.68	$0.50

Diluted weighted average shares outstanding	6,216,794	6,089,618	6,440,738	6,460,557	6,164,154

As of December 31,	1997	1998	1999	2000	2001

(in thousands)
Consolidated Balance Sheet Data:
Working capital	$28,128	$4,268	$11,045	$52,140	$36,620
Total assets	57,153	115,480	97,244	110,542	99,487
Long-term debt	—	—	—	—	—
Stockholders’ equity	36,140	32,407	42,025	45,241	42,473

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth for the periods indicated the Company’s operating expenses as a percentage of its total revenues:

Year Ended December 31,	1999	2000	2001

Revenues	100.0%	100.0%	100.0%
Cost of sales	75.1%	74.2%	72.2%

Gross Profit	24.9%	25.8%	27.8%

Operating expenses:
Salaries, wages and benefits	7.6%	7.6%	11.0%
Selling, general and administrative	10.1%	9.9%	12.7%
AmeriServe bankruptcy bad debt expense	0.4%	0.2%	—%
Impairment of assets	—%	3.7%	—%
Logistix integration costs	—%	—%	0.1%
Restructuring loss (gain)	(0.3)%	(0.2)%	—%

Total operating expenses	17.8%	21.2%	23.8%

Income from operations	7.1%	4.6%	4.0%
Other income (expense), net	(0.2)%	0.6%	0.9%

Income before provision for income taxes	6.9%	5.2%	4.9%
Provision for income taxes	2.7%	2.9%	1.7%

Net income	4.2%	2.3%	3.2%

EBITDA

While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The following table sets forth EBITDA for the years indicated:

Year Ended December 31,		1999	2000	2001

Net income		$9,414	$5,342	$4,601
Less:	Interest income	(138)	(1,892)	(1,695)
	Other income	(233)	—	—
	Restructuring gain	(604)	(418)	—
Add:	Depreciation and amortization	2,708	2,655	2,477
	Interest expense	881	405	249
	Other expense	—	112	76
	Logistix integration costs	—	—	192
	Impairment of assets	—	8,504	—
	Provision for income taxes	6,134	6,797	2,517

EBITDA		$18,162	$21,505	$8,417

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenues in 2001 decreased $87,971, or 37.9%, to $144,316 from $232,287 in 2000. Promotions revenues decreased $91,302, or 43.8%, to $117,305 from $208,607 primarily as a result of decreased revenues associated with Burger King programs in 2001 as compared to 2000 (see below). This decrease was partially offset by promotional revenues generated by Logistix following its acquisition by the Company in July 2001. Consumer products revenues increased $3,331, or 14.1%, to $27,011 from $23,680 in 2000. This increase is primarily due to revenue generated by Robot Wars™ product subsequent to the Logistix acquisition.

Although the Company’s share of Burger King’s custom promotional products business in 2001 was consistent with 2000 levels, the dollar volume of custom promotional product purchases by Burger King from the Company declined in 2001 by approximately 49%. Based on its understanding of the factors contributing to the decline, management believes it is likely that the dollar volume of purchases by Burger King of custom promotional product will increase in 2002 compared to 2001 and that its relationship with Burger King and its purchasing cooperative, RSI, remains strong. The statements set forth herein are forward looking and actual results could differ materially.

Cost of sales decreased $68,141 to $104,129 (72.2% of revenues) from $172,270 (74.2% of revenues) in 2000 due primarily to lower revenues in 2001. The gross margin percentage for the year increased to 27.8% from 25.8% in 2000. This increase is a result of a greater relative mix of higher margin Consumer Products revenue and increased efficiencies produced throughout the Company’s operations.

Salaries, wages and benefits decreased $1,686 in 2001, or 9.6%, to $15,924 (11.0% of revenues) from $17,610 in 2000 (7.6% of revenues). The decrease was primarily attributable to a reduction in performance bonuses for employees in 2001. This decrease was partially offset by the addition of employees from the acquisition of Logistix and staffing additions resulting from the Company’s growth initiatives.

Selling, general and administrative expenses decreased $4,752 in 2001, or 20.6%, to $18,323 (12.7% of revenues) from $23,075 (9.9% of revenues) in 2000. This decrease is due primarily to decreases in freight out, warehousing costs, product development costs and bad debt all resulting from the decrease in sales volume. This decrease is also attributable to a decline in travel and entertainment expenses, marketing expenses and outside services costs, partially offset by an increase in advertising expense and insurance expense. The decrease is also attributable to a reduction in amortization expense resulting from the write-off of the goodwill and trademark in December 2000 associated with the 1998 acquisition of Corinthian Marketing, Inc. Selling, general and administrative expenses increased as a percentage of revenues from 9.9% in 2000 to 12.7% in 2001 as a result of lower revenues, which decreased at a greater rate.

The AmeriServe bad debt expense in 2000 represents a charge resulting from the bankruptcy of AmeriServe. (see “AmeriServe Bankruptcy” below).

In 2000, the Company recorded a charge for impairment of assets of $8,504 for the write-off associated with the impairment of the goodwill and the Headliners® trademark acquired in the Company’s purchase in 1998 of Corinthian Marketing Inc. The impairment is a result of the Company’s decision at the end of 2000 to decrease the marketing of the Headliners® brand in the future and of its decision not to pursue new Headliners® licenses or renew expiring licenses. This decision was pursuant to a continued slowdown in sales in the sports collectible market.

The Logistix integration costs totaling $192 incurred in 2001 represent expenses directly related to the integration of Logistix.

The restructuring gain recorded in 2000 primarily represents a reversal of a portion of the 1998 restructuring charge related to outstanding inventory purchase commitments and the lease commitment for a warehouse facility. (see Note 2, “Restructuring Charge” in the accompanying Notes to Consolidated Financial Statements).

Other income is composed primarily of net interest income of $1,446 and a loss on foreign exchange of $76. Net interest income decreased $41 in 2001 from $1,487 in 2000. The decrease was due to a decline in interest rates and to the reduced level of cash and cash equivalents as a result of the acquisition of Logistix and the stock buyback program as well as a reduction in imputed interest income on a note receivable (see “AmeriServe Bankruptcy”).

The effective tax rate changed in 2001 to 35.4% from 56.0% in 2000. This decrease was due primarily to the write-off of non-deductible goodwill related to Corinthian in 2000 and tax free municipal interest income earned in 2001.

Net income decreased $741, or 13.9%, to $4,601 in 2001 (3.2% of revenues) from $5,342 in 2000 (2.3% of revenues) primarily due to lower gross profits earned on decreased revenues, partially offset by a decrease in salaries and benefits, selling, general and administrative expenses and a lower effective tax rate in 2001. 2000 net income was negatively impacted by the impairment of assets and AmeriServe bankruptcy bad debt expense incurred in 2000.

EBITDA in 2001 decreased $13,088, or 60.9%, to $8,417 from $21,505 in 2000 primarily due to lower gross profits earned on decreased revenues in 2001, partially offset by a decrease in salaries, wages and benefits and selling, general and administrative expenses for the year ended December 31, 2001. (see “EBITDA” above).

Year ended December 31, 2000 compared to year ended December 31, 1999

Revenues in 2000 increased $5,224, or 2.3%, to $232,287 from $227,063 in 1999. Promotions revenues increased $6,412, or 3.2%, to $208,607 primarily as a result of increased revenues in 2000 associated with several large international Burger King promotions based on Nintendo’s Pokémon™ property. This increase was partially offset by a decrease in revenues from domestic Burger King promotions compared to 1999, which included an extraordinarily large Pokémon™ promotion in the fourth quarter. The increase in promotional revenue was also the result of growth in the non-Burger King promotions business, which grew 13% compared to 1999. Consumer Products revenues decreased $1,188, or 4.8%, to $23,680 from $24,868 in 1999. Excluding liquidation sales of discontinued consumer product lines of $2,875 in 1999 related to the Company’s decision to exit the event-based-license consumer product business, sales in 2000 increased $1,687, or 7.7%, primarily due to increased sales in Scooby-Doo™ and Tub Tints® product, partially offset by reduced sales of Headliners®.

Cost of sales increased $1,854 to $172,270 (74.2% of revenues) from $170,416 (75.1% of revenues) in 1999 due primarily to higher revenues in 2000. The gross margin percentage for the year increased to 25.8% from 24.9% in 1999. This increase is partially a result of lower than expected returns and better than expected sales from a promotional program, which was closed in the prior year. The increase was also due to improved margins in the Company’s Consumer Products and non-Burger King promotion businesses.

Salaries, wages and benefits increased $260, or 1.5%, to $17,610 (7.6% of revenues). This increase was primarily due to staffing additions resulting from the Company’s growth initiatives in 2000.

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

The AmeriServe bad debt expense represents a charge resulting from the bankruptcy of AmeriServe. (see “AmeriServe Bankruptcy” below).

The Company recorded a charge for impairment of assets of $8,504 for the write-off associated with the impairment of the goodwill and the Headliners® trademark acquired in the Company’s purchase in 1998 of Corinthian. The impairment is a result of the Company’s decision at the end of 2000 to decrease the marketing of the Headliners® brand in the future and of its decision not to pursue new Headliners® licenses or renew expiring licenses. This decision was pursuant to a continued slowdown in sales in the sports collectible market.

The restructuring gain primarily represents a reversal of a portion of the 1998 restructuring charge related to outstanding inventory purchase commitments and the lease commitment for a warehouse facility. (see Note 2, “Restructuring Charge” in the accompanying Notes to Consolidated Financial Statements).

Other income is composed primarily of net interest income of $1,487 and a loss on disposal of fixed assets of $112. Net interest income increased $2,230 from net interest expense of $743 in 1999 as a result of $1,084 of imputed interest income recorded on a note receivable (see “AmeriServe Bankruptcy”) and to additional interest income earned on the cash proceeds received from the issuance of preferred stock. (see “Issuance of Preferred Stock”).

The effective tax rate changed in 2000 to 56.0% from 39.5% in 1999. This increase was due to the write-off of non-deductible goodwill related to Corinthian.

Net income decreased $4,072, or 43.3%, to $5,342 in 2000 (2.3% of revenues) from $9,414 (4.2% of revenues) primarily due to the $8,504 write-off of unamortized goodwill and other intangibles recorded in connection with the 1998 acquisition of Corinthian and the AmeriServe bankruptcy bad debt expense, partially offset by greater gross profits earned on increased revenues and a restructuring gain in 2000. Excluding the impact of the restructuring gain, AmeriServe bad debt expense and the impairment of assets, the Company would have reported net income of approximately $12,828 or $1.69 per diluted share in 2000.

EBITDA in 2000 increased $3,343, or 18.4%, to $21,505 from $18,162 in 1999 primarily due to greater gross profits earned on increased revenues in 2000, partially offset by the increase in salaries, wages and benefits and selling, general and administrative for the year ended December 31, 2000.

Financial Condition and Liquidity

The Company’s financial position remained strong in 2001 primarily due to its profitable operating results. At December 31, 2001, the Company had no debt and its cash and marketable securities were $29,135, compared to $37,505 as of the prior year.

As of December 31, 2001, the Company’s net accounts receivable decreased $7,442 to $22,695 from $30,137 in 2000. This was primarily due to the reduced sales volume levels in 2001 as compared to 2000. At December 31, 2001, inventory decreased $2,407 to $9,337 from $11,744 in 2000. This was primarily due to a reduction in Burger King inventory partially offset by Logistix inventory as compared to the same period in 2000.

At December 31, 2001, accounts payable increased $3,693 to $22,114 from $18,421 in 2000. Due to customer decreased $7,797 to $3,928 from $11,725 in 2000. At December 31, 2001, accrued liabilities, including accrued payroll and payroll related costs, decreased $4,662 to $5,588 from $10,250 in 2000. The increase in accounts payable was primarily due to additional payables subsequent to the acquisition of Logistix. This increase was partially offset by a reduction in accounts payable to vendors for Burger King product as a result of reduced sales volume levels. The decrease in due to customer was primarily due to the payment in 2001 of royalty and administrative fees collected from distribution centers in the fourth quarter of 2000 (for large promotional programs in that quarter) on behalf of promotional customers. The decrease in accrued liabilities was primarily attributable to the payment of employee bonuses related to 2000 and the payment of federal and state income taxes related to 2000 net income.

At December 31, 2001, working capital was $36,620 compared to $52,140 at December 31, 2000. The decrease in working capital was primarily due to the cash used in the acquisition of Logistix and cash used to repurchase the Company’s common stock (see “Stock Repurchase”), partially offset by cash generated by operating activities for the year ended December 31, 2001.

The Company’s current strategy and business plan calls for the consummation of additional acquisitions as well as the continued repurchase of the Company’s common stock. The Company plans to continue to evaluate the level of such expenditures in the context of the capital available to it and changing market conditions.

The Company believes that its cash from operations, cash on hand at December 31, 2001 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially. (see “Credit Facilities” and Note 6 of the accompanying Notes to Consolidated Financial Statements).

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases, employment agreements, guaranteed royalty commitments, minimum advertising commitments and letters of credit as of December 31, 2001 are as follows:

	2002	2003	2004	2005	2006	Thereafter	Total

Operating Leases	$1,801	$1,851	$1,952	$1,197	$1,061	$2,267	$10,129
Guaranteed Royalties	1,235	3,037	9	—	—	—	4,281
Advertising Commitments	1,000	1,846	—	—	—	—	2,846
Employment Agreements	405	—	—	—	—	—	405

Total	$4,441	$6,734	$1,961	$1,197	$1,061	$2,267	$17,661

The Company had no material commitments for capital expenditures at December 31, 2001. Letters of credit outstanding as of December 31, 2000 and 2001 totaled $414 and $551, respectively.

Credit Facilities

On April 24, 2001, the Company entered into a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for borrowings up to $35,000 for three years from the date of closing. Borrowing availability is determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001 and February 8, 2002 certain covenants under the facility were amended. The Company was in compliance with the amended requirements as of December 31, 2001. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2001, there were no amounts outstanding under the Facility.

Acquisition

On July 31, 2001, the Company acquired 100% of the common stock of Logistix in exchange for 8,500 British pounds ($12,144 as of July 31, 2001) in cash plus related transaction costs of $1,011. Potential additional cash consideration may be paid based upon the results of operations of Logistix during each year through July 31, 2004. The acquisition was financed through the Company’s existing cash reserves.

Issuance of Preferred Stock

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. The Company paid $250 in fees for the year ended December 31, 2001.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividend for the year ended December 31, 2001 amounted to $1,500, of which $375 was paid in January 2002 and recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2001.

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

Stock Repurchase

The Company’s Board of Directors has authorized up to $10,000 for the repurchase of the Company’s Common Stock over a twelve month period. The repurchase program commenced on July 21, 2000 and expired July 21, 2001. During this period, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s Common Stock over a twelve month period. In the period from August 2, 2001 through December 31, 2001 the Company spent $5,196 to purchase 423,400 shares at an average price of $12.27 per share including commissions. Since initiating the overall buyback program on July 20, 2000, the Company has spent $11,644 to purchase a total of 948,494 shares at an average price of $12.28 per share including commissions. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program is being funded through a combination of working capital and bank debt.

Inflation

The effect of inflation on the Company’s operations during 2001 was insignificant. The Company will continue its policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

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

Restaurant Services, Inc. (“RSI”), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the year ended December 31, 2000. This charge was offset by $1,084 of imputed interest income, at 9% per annum, recorded on the note receivable for 2000. The balance of the note receivable as of December 31, 2001 was $2,183, which was recorded as a current asset as the note is due on March 29, 2002. For the year ended December 31, 2001, the Company recorded $411 of imputed interest income on the note receivable.

As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 20.8% of the products purchased from the Company by the Burger King system for the year ended December 31, 2001. As of December 31, 2001, one distribution company which serves the international distribution channel for the Burger King system accounted for 11.5% of total net accounts receivable.

Pokémon Recall

On December 27, 1999, Burger King announced that in cooperation with the CPSC it would conduct a voluntary recall of Pokémon™ balls included with Burger King kids meals. The Company designed and manufactured 151 trading cards and 57 gift-with-purchase products based on Pokémon™ for Burger King. Burger King, its franchisees and RSI incurred substantial costs in the conduct of the Pokémon™ ball recall, including costs for legal expenses, advertising, collection and destruction of Pokémon ™ balls, and free goods. RSI has communicated to the Company that its costs incurred in connection with the Pokémon™ ball recall totaled approximately $1.94 million (which includes certain costs incurred by Burger King and its affiliates, including its franchisees). Although the Company strongly believes it met all of its contractual obligations with respect to the Pokémon ™ ball, the Company may be requested to reimburse Burger King and its affiliates, including its franchisees and RSI, for some or all of these costs. As of the date hereof, Burger King has not requested reimbursement of such costs, and the Company is engaged in ongoing discussions with RSI which could result in taking these costs into account as part of an expansion of the contractual and business relationship between the two companies.

Related Party Transactions

Stephen P. Robeck, formerly Chairman of the Board and Co-Chief Executive Officer, entered into a consulting agreement with the Company commencing on January 1, 1999 and ending on December 31, 2001. The agreement provided that Mr. Robeck would serve as a financial and business consultant to the Company and be available to fulfill his obligations thereunder no less than twenty hours per month. The agreement contained provisions restricting Mr. Robeck’s ability to compete with the Company while providing services as a consultant and to solicit the Company’s employees through the first anniversary of the end of the consulting period. Under the agreement, Mr. Robeck received a consulting fee of $210 per year, a car allowance of $18 per year and certain medical, disability and life insurance benefits.

In April 2001, the Company contracted to purchase print management services from ISG, a company controlled by Jeffrey S. Deutschman, Jason Ackerman and affiliates. In 2001, the Company paid ISG approximately $460 in print management fees. The Company believes that such services were negotiated on an arms length basis. Mr. Deutschman, a director of the Company, is a manager of Crown. Mr. Ackerman, a director of the Company, is a manager of Crown.

Recent Accounting Pronouncements

SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board (“FASB”) effective June 30, 2001 for business combinations which are consummated after July 1, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The Company has adopted the provisions of these statements for the acquisition of Logistix (see Note 4). Management believes that the adoption of SFAS No. 142 in 2002 will result in a significant decrease in amortization of goodwill on the consolidated statement of operations, and is in the process of assessing other impacts from SFAS No. 142. The total after tax amount of goodwill amortization was $485 for the year ended December 31, 2001.

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

Selected Significant Accounting Policies

Revenue Recognition

For product related sales, the Company records revenues when title and risk of loss pass to the customer. When a right of return exists, the Company’s practice is to estimate and provide for any future returns at the time of sale, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Accruals for customer discounts and rebates and defective returns are recorded as the related revenues are recognized.

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. Revenue from time and material service contracts is recognized as the services are rendered. Revenue from fixed price retainer contracts is recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the years ended December 31, 1999, 2000 and 2001 totaled $0, $347 and $3,215, respectively.

The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101: “Revenue Recognition in Financial Statements.”

Goodwill and Other Intangibles

The Company accounts for goodwill and other intangible assets acquired prior to July 1, 2001 under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate undiscounted future cash flows before interest expected to result from the use of the assets over their remaining amortization period and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value.

The Company accounts for goodwill and other intangible assets acquired after July 1, 2001 in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” (see Recent Accounting Pronouncements). Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company will compare the discounted flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values.

Royalties

The Company enters into agreements to license intellectual properties such as trademarks, copyrights, and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement, which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products. Furthermore, minimum guaranteed royalty commitments are reviewed on a periodic basis to ensure that amounts are recoverable based on estimates of future sales of the products under license. A loss provision will be recorded in the consolidated statements of operations to the extent that future minimum royalty guarantee commitments are not recoverable. Estimated future sales are projected based on historical experience, including that of similar products, and anticipated advertising and marketing support by the licensor.

Cautionary Statements and Risk Factors

This section is written to be responsive to the Securities and Exchange Commission’s “Plain English” guidelines. In this section the words “we”, “our”, “ours” and “us” refer only to Equity Marketing, Inc. and its subsidiaries and not any other person. Set forth below and elsewhere in this Form 10-K and in other documents we file with the Securities and Exchange Commission are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this Form 10-K.

We Depend Significantly on One Key Customer

Our success is largely dependent on a single customer, Burger King, which accounted for approximately 80%, 80% and 66% of our revenues for the years ended December 31, 1999, 2000 and 2001, respectively. Burger King has no contractual commitment to do business with us. There can be no assurance that Burger King will do business with us in the future. The termination or a significant reduction by Burger King of its business with us would adversely affect our business. The Burger King business is also subject to significant year-to-year variability. For instance, the Company’s revenues generated by its business with Burger King dropped from $186,349 in 2000 to $95,405 in 2001. The success of our business with Burger King is also partially dependent on the overall success of the Burger King system, which sales could be negatively impacted by such factors as increased competition, a change in ownership, product recalls or bovine spongiform encephalopathy, commonly known as “mad cow” disease. (see “Business— Equity Promotions” and Note 11 of Notes to Consolidated Financial Statements).

We Rely on a Limited Number of Nonrenewable Product Orders

A large portion of our revenues come from a relatively limited number of promotional programs by Burger King, which promotions are in effect for only a limited period of time and generally are not repeated. We must continually develop and sell new products and services for utilization in new promotional programs as part of Burger King’s annual promotions calendar (see “Business— Equity Promotions”). Many consumer products are successfully marketed for only one or two years as a result of changing consumer preferences. Accordingly, our consumer products business depends on the ability to develop and market new products associated with new entertainment properties or proprietary concepts. There can be no assurance that any new retail product line will be successful (see “Business— Equity Consumer Products”). The cancellation or premature termination of one or more retail product lines or promotional programs, because of our inability to renew or extend licenses (which typically have terms of three years or less) on favorable terms or otherwise, or a significant change in promotional practices within the quick service restaurant industry, could have a material adverse effect on us. In addition, there can be no assurance that we or our customers will be able to secure licenses for additional entertainment properties on which to base our promotional and consumer products or that, if secured, such licenses will result in successful products.

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

Our Future Operating Results are Difficult to Predict

We experience significant quarter-to-quarter variability in our revenues and net income. The promotions business tends to include larger promotions in the summer and during the winter holiday season. Major movie and television release schedules also vary year-to-year, influencing the promotional schedules of our customers, as well as the particular promotions for which we are retained. The motion picture or television characters on which the promotions business is often based may only be popular for short periods of time or not at all. There may not be comparable popular characters or similar promotional campaigns in the future. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our Common Stock may fall significantly.

The Success of Our Products Depends on the Popularity of Licensed Materials

Our promotional and consumer products are typically based on entertainment properties, such as characters from current motion pictures or television programs. The success of these products depends on the popularity of the entertainment properties on which they are based. Each motion picture and television program is an individual artistic work, and its commercial success is dependent on unpredictable consumer preferences. Often we spend substantial resources in securing licenses and developing and manufacturing products prior to a release of the motion picture or television program upon which the products are based. Our customers, such as Burger King, typically require delivery schedules that coincide with the release of the underlying entertainment properties. Our results of operations may be adversely affected if the entertainment properties upon which our products are based turn out to be less popular than we anticipate. Also, delays in the release of motion pictures or television programs could result in delays or cancellations of our promotions. (see “Business— Equity Promotions”).

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

We Rely on Foreign Manufacturers

During 2001, approximately 95% of our products were manufactured in China. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies.

We Face Foreign Currency Risk

As part of our business, we enter into contracts for the purchase and sale of products with entities in foreign countries. While the vast majority of our contracts are denominated in U.S. dollars, significant fluctuations in the local currencies of the entities with whom we transact business may adversely affect these entities’ abilities to fulfill their obligations under their contracts.

Logistix enters into contracts denominated primarily in U.S. dollars, British pounds sterling and Euro’s. Although the Company attempts to reduce its exposure to changes in foreign currency exchange rates through the use of certain hedging techniques, changes in such exchange rates may result in changes in the value of the Company’s commitments and anticipated foreign currency cash flows.

There Are Risks Associated with Acquisitions

If we are presented with appropriate opportunities, we intend to make investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any acquisitions or investment. If we buy a company, we could have difficulty in assimilating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

A Significant Portion of our Common Stock is Controlled by our Officers and Directors

Donald A. Kurz and Stephen P. Robeck beneficially own approximately 28% and 16%, respectively, of our outstanding Common Stock. Mr. Kurz is our Chairman of the Board and Chief Executive Officer. Mr. Robeck is a member of the Board of Directors. Crown owns 100% of the outstanding shares of the Company’s Series A senior cumulative participating convertible preferred stock, representing 1,694,915 shares of Common Stock on an as converted basis. These stockholders, either individually or acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rate Changes

The amounts borrowed under the Company’s credit facility are at variable interest rates, and the Company is subject to market risk resulting from interest rate fluctuations. No amounts were outstanding under the facility as of December 31, 2001.

Impact of Foreign Currency Fluctuation

Approximately 7% of the Company’s revenues are denominated in foreign currencies, and the Company is subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, the Company enters into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

In September 2001, the Company’s Logistix subsidiary entered into a foreign currency forward contract to sell Euro’s in exchange for pound sterling aggregating GBP 979 at an average rate of 1.587, which expires in May 2002. At December 31, 2001, this foreign currency forward contract had a balance of GBP 747 and an estimated fair value of $29.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements referred to in the accompanying Index setting forth the consolidated financial statements of the Company, together with the reports of independent public accountants dated February 27, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information with respect to the executive officers and directors of the Company.

Name	Age	Position

Donald A. Kurz	46	Chairman of the Board and Chief Executive Officer
Kim H. Thomsen	49	President, Marketing and Interactive Services, Chief Creative Officer
Bret R. Hadley	42	Executive Vice President, Consumer Products and Worldwide Operations
Gaetano A. Mastropasqua	38	Executive Vice President, Client Services
Lawrence J. Madden	37	Senior Vice President and Chief Financial Officer
Leland P. Smith	38	Senior Vice President, General Counsel and Secretary
Sanford R. Climan	46	Director
Jonathan D. Kaufelt	50	Director
Mitchell H. Kurz	50	Director
Alfred E. Osborne, Jr.	57	Director
Bruce Raben	48	Director
Stephen P. Robeck	53	Director
Jason Ackerman	34	Director
Jeffrey S. Deutschman	45	Director

Donald A. Kurz became Chairman and Chief Executive Officer of Equity Marketing in January 1999, after serving as President and Co-CEO from 1991 through 1998. He has also served as a director since 1990, when he joined Equity Marketing as Executive Vice President. Mr. Kurz was previously a management consultant with the general management consulting division of Towers Perrin, where he was a vice president and senior partner and eventually headed the firm’s New York office. Mr. Kurz earned a bachelor’s degree from Johns Hopkins University and a master’s in business administration from Columbia University Graduate School of Business.

Kim H. Thomsen joined Equity Marketing in 1991 and is currently responsible for the creative direction for all of the company’s promotions and consumer products. She was promoted to her current post in early 2000. Prior to joining Equity Marketing, she operated her own business as a creative consultant. Ms. Thomsen earned her bachelor’s degree from Cornell University.

Bret R. Hadley joined Equity Marketing in July 2001 and is responsible for the Company’s Consumer Products division as well as all product realization, including manufacturing, quality control and distribution. From November 1999 to May 2001, he was President and CEO of Frank Schaeffer Publications, Inc., an educational products firm. From November 1997 to November 1999, he was President of Wham-O, Inc., a toy and sporting goods manufacturer. From December 1985 to November 1997, he served in various senior leadership positions for Mattel, Inc., including most recently Senior Vice President — International Marketing. He holds a bachelor’s degree from the University of Minnesota and a master’s in business administration from UCLA’s Anderson Graduate School of Management.

Gaetano A. Mastropasqua joined Equity Marketing in 1997 as a Senior Director responsible for the company’s Burger King account. Mr. Mastropasqua oversees the company’s Burger King business. He was promoted to his current post in July 2000, and has added oversight of the company’s client services division to his responsibilities. His prior experience includes approximately seven years with American Express, where he ultimately became a vice president of business development, and more than three years with Andersen Consulting in Europe. He holds a bachelor’s degree from McGill University and a master’s in business administration from the Kellogg Graduate School of Management, Northwestern University.

Lawrence J. Madden joined Equity Marketing in November 2000 as Senior Vice President and Chief Financial Officer. He is responsible for the Company’s finance, treasury, accounting, management information systems and corporate development functions. From October 1999 to October 2000, he served as Executive Vice President and Chief Financial Officer for Atomic Pop, an online music company. From November 1997 to October 1999, Mr. Madden was the Senior Vice President and Chief Financial Officer for the recorded music and music publishing investments of Wasserstein & Co., Inc. From April 1994 to November 1997, he worked at PolyGram, a major entertainment company based in New York, serving first as the top audit officer for the corporation’s North American operations and later as the Vice President, Finance and Administration for Def Jam Records, a PolyGram subsidiary. Mr. Madden began his career with Ernst & Young in New York, where he worked for eight years, from September 1986 to April 1994. Mr. Madden received his master’s in business administration from New York University and his bachelor’s degree from Albany State University.

Leland P. Smith joined Equity Marketing in 1998 as Senior Vice President, General Counsel and Secretary. He is responsible for the company’s legal, human resources and board administration functions. Mr. Smith was previously Assistant General Counsel for Mattel,

Inc., and an associate in the corporate department with Riordan & McKinzie. He holds a bachelor’s degree from Amherst College and a juris doctor and a master’s in business administration from the University of Southern California.

Sanford R. Climan is Managing Director of Entertainment Media Ventures, a Los Angeles-based venture capital fund focused on investment in the areas of technology and media. He has been an Equity Marketing director since 1998. From June 1997 through February 1999, he was a senior executive with Creative Artists Agency (“CAA”). From October 1995 through May 1998, he was an Executive Vice President for Universal Studios and, from June 1986 through September 1995, he was a senior executive with CAA. Mr. Climan holds a bachelor’s degree from Harvard College, a master’s of science in health policy and management from Harvard School of Public Health and a master’s in business administration from Harvard Business School.

Jonathan D. Kaufelt, a prominent tax and business attorney, has been an Equity Marketing director since November 2000. Mr. Kaufelt most recently led the business and tax department at Armstrong, Hirsch, Jackoway, Tyerman & Wertheimer, P.C., a leading entertainment law firm in Los Angeles. He joined the firm in 1986, after nine years at two New York law firms — Kay, Collyer & Boose from 1982 to 1986 and Simpson, Thacher & Bartlett from 1977 to 1982. Mr. Kaufelt earned a juris doctor from Georgetown University, a master of laws in taxation from New York University and a bachelor’s degree from the University of Pennsylvania. He serves on the board of Planned Parenthood of Los Angeles and as a trustee of Rutgers Preparatory School in Somerset, New Jersey.

Mitchell H. Kurz is the Chairman and founder of Kurz and Friends, a consulting company to the global advertising and marketing services business. He has been an Equity Marketing director since March 1999. Mr. Kurz retired from Young & Rubicam Inc. in December 1998, following a 24-year career during which he held numerous executive positions. His most recent position at Young & Rubicam was Chairman of client services, where he oversaw key global client relationships representing approximately 50% of the company’s annual revenues. From 1996 to 1998, he was President and Chief Operating Officer of Young & Rubicam Advertising, and from 1992 to 1996, he was Worldwide Chief Executive Officer of Wunderman Cato Johnson, a Young & Rubicam operating unit. Mr. Kurz received his master’s in business administration from Harvard Business School and his bachelor’s degree from Dartmouth College. Mr. Kurz is the brother of Donald A. Kurz, the Company’s Chairman and Chief Executive Officer.

Alfred E. Osborne, Jr. is the founder and director of the Harold Price Center for Entrepreneurial Studies at UCLA’s Anderson Graduate School of Management. He has been an Equity Marketing director since December 2000. Dr. Osborne joined UCLA in 1972, serves as a management professor, and has served as an Associate Dean and the Director of the MBA program before founding the Harold Price Center for Entrepreneurial Studies in 1987. During that time, he was also the Brookings Institution Economic Policy Fellow at the Securities and Exchange Commission. He is currently on the Boards of Directors of Nordstrom, Inc. and K2, Inc., and is an individual general partner of Technology Funding Venture Partners V and a trustee of the WM Group of Funds. Dr. Osborne holds a doctorate in business-economics, a master’s in business administration, a master’s in economics and a bachelor’s degree all from Stanford University.

Bruce Raben is a managing director with CIBC World Markets, an investment banking firm. He has been an Equity Marketing director since 1993. From 1990 through 1995, he was an Executive Vice President with Jeffries & Company, an investment-banking firm. Mr. Raben received a bachelor’s degree from Vassar College and a master’s in business administration from Columbia University Graduate School of Business.

Stephen P. Robeck has been an Equity Marketing director since 1989 and is currently pursuing other business interests. From January 1999 through December 2001, he served as a consultant to the Company. He was elected Chairman and Co-Chief Executive officer in September 1991 and served in that role through December 1998. Between 1987 and September 1991, he served as Chief Operating Officer. Mr. Robeck received his bachelor’s degree from Lake Forest College.

Jason Ackerman has been a Managing Director of Crown Capital Group since 1997. He has been an Equity Marketing director since September 2001. Prior to joining Crown Capital Group, he was a Senior Vice President in the Corporate Finance Department of Donaldson Lufkin & Jenrette (“DLJ”), in the Los Angeles office. At DLJ, he specialized in high yield financings and financial restructurings for corporate clients, primarily in the supermarket and specialty retail industries. Before joining DLJ in 1990, he served one year at Drexel Burnham Lambert as a financial analyst in the Corporate Finance Department. Mr. Ackerman received his bachelor’s degree from Boston University.

Jeffrey S. Deutschman has been a Managing Director of Crown Capital Group since 1997. He has been an Equity Marketing director since March 2000. Prior to joining Crown, he was a Partner at Aurora Capital Partners, a leveraged buyout fund, from 1992 through 1995, a Partner at Deutschman, Clayton & Company, an investment firm engaged in management buyout transactions, from 1987 through 1991 and a Principal at Spectrum Group, Inc., which specialized in leveraged acquisitions, from 1981 through 1986. Mr. Deutschman received a master’s in business administration from UCLA’s Anderson Graduate School of Management and his bachelor’s degree from Columbia University.

Additional information relating to this item appears under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s Proxy Statement relating to the Company’s 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item appears under the captions “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION AND RELATED MATTERS” and “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” in the Company’s Proxy Statement relating to the Company’s 2002 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to this item appears under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Company’s Proxy Statement relating to the Company’s 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the caption “ELECTION OF DIRECTORS” in the Company’s Proxy Statement relating to the Company’s 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K

     (A). List of documents filed as part of this Report.

     Financial Statements:

EQUITY MARKETING, INC.

Note:	All other supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.

(B). Reports on Form 8-K

Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2001 (Item 5 and 7).

Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2001 (Item 5 and 7).

Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2001 (Item 5 and 7).

Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2001 (Item 5 and 7).

Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2001 (Item 7).

Report of Independent Public Accountants

To Equity Marketing, Inc.:

We have audited the accompanying consolidated balance sheets of Equity Marketing, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and mandatory redeemable preferred stock, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equity Marketing, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Los Angeles, California
February 27, 2002

EQUITY MARKETING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

ASSETS	2000	2001

CURRENT ASSETS:
Cash and cash equivalents	$32,405	$21,935
Marketable securities	5,100	7,200
Accounts receivable (net of allowances of $3,090 and $2,336 as of December 31, 2000 and 2001, respectively)	30,137	22,695
Note receivable	8,322	2,183
Inventories	11,744	9,337
Deferred income taxes	3,176	2,436
Prepaid expenses and other current assets	1,652	2,464

Total current assets	92,536	68,250
Fixed Assets, net	4,263	4,178
Goodwill, net	12,419	24,690
Other Intangibles, net	40	749
Other Assets	1,284	1,620

Total assets	$110,542	$99,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$—	$—
Accounts payable	18,421	22,114
Due to customer	11,725	3,928
Accrued payroll and payroll related costs	3,378	464
Accrued liabilities	6,872	5,124

Total current liabilities	40,396	31,630
Deferred Income Taxes	454	590
Long-Term Liabilities	1,402	1,745

Total liabilities	42,252	33,965

COMMITMENTS AND CONTINGENCIES (Note 10)
Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, par value $.001 per share, 20,000,000 shares authorized, 6,141,396 and 5,715,293 shares outstanding as of December 31, 2000 and 2001, respectively	—	—
Additional paid-in capital	18,209	20,050
Retained earnings	32,863	35,964
Accumulated other comprehensive income	—	242

	51,072	56,256
Less—
Treasury stock, 2,207,083 and 2,869,793 shares at cost as of December 31, 2000 and 2001, respectively	(5,777)	(13,773)
Stock subscription receivable	(11)	—
Unearned compensation	(43)	(10)

Total stockholders’ equity	45,241	42,473

Total liabilities and stockholders’ equity	$110,542	$99,487

The accompanying notes are an integral part of these consolidated balance sheets.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,

	1999	2000	2001

REVENUES	$227,063	$232,287	$144,316
Cost of sales	170,416	172,270	104,129

Gross Profit	56,647	60,017	40,187

OPERATING EXPENSES:
Salaries, wages and benefits	17,350	17,610	15,924
Selling, general and administrative	22,829	23,075	18,323
AmeriServe bankruptcy bad debt expense	1,014	482	—
Impairment of assets	—	8,504	—
Logistix integration costs	—	—	192
Restructuring gains	(604)	(418)	—

Total operating expenses	40,589	49,253	34,439

Income from operations	16,058	10,764	5,748
OTHER (EXPENSE) INCOME:
Interest expense	(881)	(405)	(249)
Interest income	138	1,892	1,695
Other income (expense)	233	(112)	(76)

Income before provision for income taxes	15,548	12,139	7,118
PROVISION FOR INCOME TAXES	6,134	6,797	2,517

Net income	$9,414	$5,342	$4,601

PREFERRED STOCK DIVIDENDS	$—	$956	$1,500

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,414	$4,386	$3,101

BASIC INCOME PER SHARE:
INCOME PER SHARE	$1.51	$0.70	$0.52

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	6,227,842	6,275,590	5,996,662

DILUTED INCOME PER SHARE:
INCOME PER SHARE	$1.46	$0.68	$0.50

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,440,738	6,460,557	6,164,154

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MANDATORY REDEEMABLE PREFERRED STOCK
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional
					Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings

Balance, December 31, 1998	6,227,718	$—	—	$—	$15,343	$19,063
Net income	—	—	—	—	—	9,414
Cancellation of shares pursuant to restricted stock plan	(33,450)	—	—	—	(202)	—
Amortization of restricted stock grants	—	—	—	—	—	—
Exercise of stock options	54,290	—	—	—	263	—
Issuance of stock to 401(k) Tax Deferred Savings Plan	21,542	—	—	—	183	—
Consulting services rendered in exchange for stock options	—	—	—	—	172	—
Tax benefit from exercise of stock options	—	—	—	—	183	—
Purchase of treasury stock	(50,000)	—	—	—	—	—
Loan forgiveness	—	—	—	—	—	—

Balance, December 31, 1999	6,220,100	—	—	—	15,942	28,477
Net income	—	—	—	—	—	5,342
Issuance of preferred stock and warrants	—	—	25,000	23,049	359	—
Cancellation of shares pursuant to restricted stock plan	(2,905)	—	—	—	(48)	—
Amortization of restricted stock grants	—	—	—	—	—	—
Exercise of stock options	209,985	—	—	—	1,448	—
Consulting services rendered in exchange for stock options	—	—	—	—	106	—
Tax benefit from exercise of stock options	—	—	—	—	402	—
Preferred stock dividends	—	—	—	—	—	(956)
Purchase of treasury stock	(285,784)	—	—	—	—	—
Loan forgiveness	—	—	—	—	—	—

Balance, December 31, 2000	6,141,396	—	25,000	23,049	18,209	32,863
Net income	—	—	—	—	—	4,601
Amortization of restricted stock grants	—	—	—	—	—	—
Exercise of stock options	236,607	—	—	—	1,284	—
Tax benefit from exercise of stock options	—	—	—	—	557	—
Preferred stock dividends	—	—	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized gain on foreign currency forward contract	—	—	—	—	—	—
Purchase of treasury stock	(662,710)	—	—	—	—	—
Loan forgiveness	—	—	—	—	—	—

Balance, December 31, 2001	5,715,293	$—	25,000	$23,049	$20,050	$35,964

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other		Stock
	Comprehensive	Treasury	Subscription	Unearned
	Income	Stock	Receivable	Compensation	Total

Balance, December 31, 1998	$—	$(1,279)	$(32)	$(688)	$32,407
Net income	—	—	—	—	9,414
Cancellation of shares pursuant to restricted stock plan	—	—	—	202	—
Amortization of restricted stock grants	—	—	—	242	242
Exercise of stock options	—	—	—	—	263
Issuance of stock to 401(k) Tax Deferred Savings Plan	—	11	—	—	194
Consulting services rendered in exchange for stock options	—	—	—	—	172
Tax benefit from exercise of stock options	—	—	—	—	183
Purchase of treasury stock	—	(861)	—	—	(861)
Loan forgiveness	—	—	11	—	11

Balance, December 31, 1999	—	(2,129)	(21)	(244)	42,025
Net income	—	—	—	—	5,342
Issuance of preferred stock and warrants	—	—	—	—	23,408
Cancellation of shares pursuant to restricted stock plan	—	—	—	48	—
Amortization of restricted stock grants	—	—	—	153	153
Exercise of stock options	—	—	—	—	1,448
Consulting services rendered in exchange for stock options	—	—	—	—	106
Tax benefit from exercise of stock options	—	—	—	—	402
Preferred stock dividends	—	—	—	—	(956)
Purchase of treasury stock	—	(3,648)	—	—	(3,648)
Loan forgiveness	—	—	10	—	10

Balance, December 31, 2000	—	(5,777)	(11)	(43)	68,290
Net income	—	—	—	—	4,601
Amortization of restricted stock grants	—	—	—	33	33
Exercise of stock options	—	—	—	—	1,284
Tax benefit from exercise of stock options	—	—	—	—	557
Preferred stock dividends	—	—	—	—	(1,500)
Foreign currency translation adjustments	213	—	—	—	213
Unrealized gain on foreign currency forward contract	29	—	—	—	29
Purchase of treasury stock	—	(7,996)	—	—	(7,996)
Loan forgiveness	—	—	11	—	11

Balance, December 31, 2001	$242	$(13,773)	$—	$(10)	$65,522

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,

	1999	2000	2001

NET INCOME	$9,414	$5,342	$4,601
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	—	213
Unrealized gain on foreign currency forward contract	—	—	29

COMPREHENSIVE INCOME	$9,414	$5,342	$4,843

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	1999	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,414	$5,342	$4,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,708	2,655	2,477
Provision for bad debts	1,585	1,225	336
(Gain) loss on asset disposal	(233)	117	(3)
Tax benefit from exercise of stock options	183	402	557
Amortization of restricted stock	242	153	33
Issuance of stock to 401(k) Tax Deferred Savings Plan	194	—	—
Impairment of assets	—	8,504	—
Consulting services rendered in exchange for stock options	172	106	—
Other	54	10	14
Changes in assets and liabilities-
Increase (decrease) in cash and cash equivalents:
Accounts receivable	(2,973)	6,023	9,733
Note receivable	—	2,193	6,139
Inventories	3,362	(3,002)	3,442
Deferred income taxes	202	723	1,304
Prepaid expenses and other current assets	2,885	(413)	(1,674)
Other assets	(24)	(262)	851
Accounts payable	(6,706)	(4,217)	(447)
Accrued liabilities	7,043	2,393	(14,608)
Long-term liabilities	322	128	128

Net cash provided by operating activities	18,430	22,080	12,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of Contract Marketing, Inc. and U.S. Import & Promotions Co.	(149)	(349)	(656)
Payment for purchase of Logistix Limited, net of cash acquired of $1,750	—	—	(11,405)
Proceeds from sales of fixed assets	545	25	36
Purchases of fixed assets	(847)	(921)	(1,044)
Purchase of marketable securities, net	—	(5,100)	(2,100)

Net cash used in investing activities	(451)	(6,345)	(15,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	(17,500)	(12,500)	—
Preferred stock dividends paid	—	(581)	(1,500)
Net proceeds from issuance of preferred stock and warrants including $875 of accrued offering costs not yet paid as of December 31, 2000	—	24,283	—
Purchase of treasury stock	(861)	(3,111)	(7,996)
Proceeds from exercise of stock options	263	1,448	1,284

Net cash provided by (used in) financing activities	(18,098)	9,539	(8,212)

Net increase (decrease) in cash and cash equivalents	(119)	25,274	(10,498)
Effects of exchange rate changes on cash and cash equivalents	—	—	28
CASH AND CASH EQUIVALENTS, beginning of year	7,250	7,131	32,405

CASH AND CASH EQUIVALENTS, end of year	$7,131	$32,405	$21,935

CASH PAYMENTS DURING YEAR FOR:
Interest	$869	$518	$189

Taxes	$3,141	$7,828	$2,906

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Equity Marketing, Inc., a Delaware corporation, and subsidiaries (the “Company”) is a leading global marketing services company based in Los Angeles, with offices in London, Paris, New York, and Hong Kong. The Company designs and produces custom promotional programs that build sales and brand value for retailers, restaurant chains and consumer goods companies such as Burger King Corporation, Cadbury, The Coca-Cola Company, CVS/pharmacy, Kellogg’s, Procter & Gamble and others. The Company complements its core promotions business by developing and marketing distinctive consumer products, based on trademarks it owns or classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States. The Company’s functional currency is United States dollars.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and is currently responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

On July 31, 2001, the Company acquired 100% of the common stock of Logistix Limited, a United Kingdom corporation (“Logistix”), in exchange for 8,500 British pounds ($12,144 as of July 31, 2001) in cash plus potential additional cash consideration based upon the results of operations of Logistix during each year through July 31, 2004. Logistix is a marketing services agency that focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the licenses for Robot Wars® entertainment properties, among others.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at amortized cost, which approximates fair value as of December 31, 2000 and 2001.

Marketable Securities

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value. As of December 31, 2001, the cost of marketable securities held approximates fair value.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest income and expense. The cost of securities sold is based on specific identification.

Marketable securities represent state and municipal debt securities with maturity dates between 2002 and 2025. The Company intends to hold such securities only for the near term.

Revenue Recognition

For product related sales, the Company records revenues when title and risk of loss pass to the customer. When a right of return exists, the Company’s practice is to estimate and provide for any future returns at the time of sale, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Accruals for customer discounts and rebates and defective returns are recorded as the related revenues are recognized.

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. Revenue from time and material service contracts is recognized as the services are rendered. Revenue from fixed price retainer contracts is recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the years ended December 31, 1999, 2000 and 2001 totaled $0, $347 and $3,215, respectively.

The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101: “Revenue Recognition in Financial Statements.”

Inventories

Inventories consist of production-in-process, which primarily represents tooling costs that are deferred and amortized over the life of the products, purchased finished products held for sale to customers, and purchased finished products in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2000 and 2001, inventories consisted of the following:

	December 31,

	2000	2001

Production-in-process	$1,742	$3,991
Finished goods	10,002	5,346

	$11,744	$9,337

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over estimated useful lives as follows:

Leasehold improvements — lesser of lease term or life of related asset Furniture, fixtures, equipment, hardware and software — 3-7 years

Betterments, which extend the life or add value to fixed assets are capitalized and depreciated over their remaining useful life. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair values of the net assets acquired. Goodwill arising from acquisitions consummated prior to July 1, 2001 is being amortized using the straight-line method over estimated useful lives of primarily 20 years. Accumulated amortization for goodwill at December 31, 2000 and 2001 was $1,796 and $2,555, respectively. For the years ended December 31, 1999, 2000 and 2001, amortization expense for goodwill amounted to $1,111, $1,091 and $759, respectively. Goodwill relating to acquisitions consummated on or after July 1, 2001 is not amortized. (see Recent Accounting Pronouncements).

Other intangibles are summarized as follows:

	Years Ended December 31,

	2000	2001

Amortized Intangible Assets
Equity Marketing, Inc. trademark	$52	$52
Licensing, royalty and standstill agreements	—	123
Customer contracts and related customer relationships	—	99
Sales order backlog	—	144

Subtotal	52	418
Less: Accumulated amortization	(12)	(200)

	40	218
Unamortized Intangible Assets
Logistix trademark	—	531

Total Other Intangibles	$40	$749

The Equity Marketing, Inc. trademark is being amortized over an estimated useful life of 10 years. The Logistix trademark is not subject to amortization under the provisions of SFAS No. 142. (see Recent Accounting Pronouncements and Note 4). The licensing, royalty and standstill agreements along with the customer contracts and related customer relationships were acquired in the purchase of Logistix and are amortized over the lives of the respective agreements which range from 2 to 3 years. The sales order backlog was also acquired in the purchase of Logistix and was fully amortized as of December 31, 2001. (See Note 4). For the years ended December 31, 1999, 2000 and 2001, amortization expense related to other intangibles amounted to $141, $141 and $186, respectively.

The Company accounts for goodwill and other intangible assets acquired prior to July 1, 2001 under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate undiscounted future cash flows before interest expected to result from the use of the assets over their remaining amortization period and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred. (see Note 3). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair value.

The Company accounts for goodwill and other intangible assets acquired after July 1, 2001 in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” (see Recent Accounting Pronouncements). Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets are assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company will compare the discounted flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values.

Due to Customer

Pursuant to the terms of certain contracts between the Company and a promotions customer, the Company collects fees from the customer’s distribution companies on behalf of that customer. Once these fees are collected from the distribution companies, the Company remits the fees to the customer. As of December 31, 2000 and 2001, the amounts due to customer were $11,725 and $3,928, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, but not both. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using the tax rates in effect for the years in which the differences are expected to reverse. (see Note 9).

Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders represent reported net income less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock (as defined below) were exercised or converted into Common Stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 280,000, 1,327,666 and 1,579,666 shares of the Company’s common stock (“Common Stock”), for the years ended December 31, 1999, 2000 and 2001, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the years ended December 31, 2000 and 2001, preferred stock convertible into 1,083,560 and 1,694,915, respectively, shares of Common Stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common stockholders” and other disclosures required by SFAS No. 128, “Earnings per Share”:

For the years ended December 31,

	1999			2000			2001

	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income available to common stockholders	$9,414	6,227,842	$1.51	$4,386	6,275,590	$0.70	$3,101	5,996,662	$0.52

Preferred stock dividends	—	—		—	—		—	—
Effect of Dilutive Securities:
Options and warrants	—	212,896		—	184,967		—	167,492
Convertible preferred stock	—	—		—	—		—	—

Dilutive EPS:
Net income available to common stockholders and assumed conversion	$9,414	6,440,738	$1.46	$4,386	6,460,557	$0.68	$3,101	6,164,154	$0.50

Royalties

The Company enters into agreements to license intellectual properties such as trademarks, copyrights, and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement, which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products. Furthermore, minimum guaranteed royalty commitments are reviewed on a periodic basis to ensure that amounts are recoverable based on estimates of future sales of the products under license. A loss provision will be recorded in the consolidated statements of operations to the extent that future minimum royalty guarantee commitments are not recoverable. Estimated future sales are projected based on historical experience, including that of similar products, and anticipated advertising and marketing support by the licensor.

Concentration of Risk

The Company regularly extends credit to several distribution companies in connection with its business with Burger King Corporation (“Burger King”). One of these distribution companies, AmeriServe, accounted for more than 50 percent of the products purchased from the Company by the Burger King system in 1999. AmeriServe filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 31, 2000. As of January 31, 2000, AmeriServe owed the Company $28,774 in trade receivables.

Restaurant Services, Inc. (“RSI”), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the accompanying consolidated balance sheets as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the year ended December 31, 2000. This charge was offset by $1,084 of imputed interest income, at 9% per annum, recorded on the note receivable for 2000. In December 2001, the due date for the final payment on the note was extended from December 1, 2001 to March 29, 2002 due to ongoing discussions between the Company and RSI which could result in an expansion of the contractual and business relationship between the two companies. The balance of the note receivable as of December 31, 2001 was $2,183.

Burger King, accounted for approximately 80%, 80% and 66% of the Company’s total revenues for the years ended December 31, 1999, 2000 and 2001, respectively. As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 18.4% and 20.8% of the products purchased from the Company by the Burger King system for the years ended December 31, 2000 and 2001, respectively. As of December 31, 2000 and 2001, one distribution company which serves the international distribution channel for the Burger King system accounted for 33% and 12%, respectively, of total net accounts receivable.

The Company purchases 95% of its manufactured products from suppliers located in China. China currently enjoys “normal trade relations” (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization, which occurred in December 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increased costs for the Company. The impact of such an event on the Company could be somewhat mitigated by the Company’s ability to source product for the US market from countries other than China. However, there can be no assurance that the Company would be able to obtain manufactured products under acceptable terms.

Supplemental Cash Flow Information

During 1999, the Company sold a portion of its excess inventory to a customer in exchange for credits toward future purchases of advertising media. The credits were valued at $1,011 and can be used over a period of five years. During 1999, 2000 and 2001, the Company utilized $225, $223 and $383, respectively, of these credits. The remaining balance of the credits, $180, is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Comprehensive Income

The Company computes comprehensive income pursuant to SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Total comprehensive income for the Company includes net income and other comprehensive income items, including unrealized gains or losses on foreign exchange forward contracts and cumulative foreign currency translation adjustments.

Shipping and Handling Costs

In accordance with the Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies all amounts billed to customers related to shipping and handling as revenues. Shipping and handling costs are recorded in selling, general and administrative expenses. For the years ended December 31, 1999, 2000 and 2001 such costs totaled $4,553, $3,526, and $2,441, respectively.

Foreign Currency Translation

Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are recognized as a component of accumulated other comprehensive income in stockholders’ equity. For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. For the year ended December 31, 2001, the net transaction loss on foreign exchange of $76 was recorded in other expense in the accompanying consolidated statements of operations.

In accordance with the SFAS No. 52, “Foreign Currency Translation,” the financial statements of Logistix are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income and expenses at average exchange rates; and shareholders’ equity at historical exchange rates. Since the functional currency of Logistix is the British Pound, the resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet. Translation adjustments are not tax-effected since they relate to investments which are permanent in nature.

Derivative Instruments

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

The Company uses derivatives to manage exposures to foreign currency. The Company’s objective for holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (expense) in the consolidated statement of operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity.

In September 2001, the Company’s Logistix subsidiary entered into a foreign currency forward contract to sell Euro’s in exchange for pound sterling aggregating GBP 979 at an average rate of 1.587, which expires in May 2002. At December 31, 2001, this foreign currency forward contract had a balance of GBP 747 and an estimated fair value of $29. The fair value of the foreign currency forward contract is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2001. The unrealized gain on this contract is reflected in accumulated other comprehensive income.

Recent Accounting Pronouncements

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were approved by the Financial Accounting Standards Board (“FASB”) effective June 30, 2001 for business combinations which are consummated after July 1, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The Company has adopted the provisions of these statements for the acquisition of Logistix (see Note 4). Management believes that the adoption of SFAS No. 142 in 2002 will result in a significant decrease in amortization of goodwill on the consolidated statement of operations, and is in the process of assessing other impacts from SFAS No. 142. The total after tax amount of goodwill amortization was $485 for the year ended December 31, 2001.

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

Reclassifications

Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform them with the 2001 presentation.

2. RESTRUCTURING CHARGE

On December 21, 1998, the Company announced its decision to exit the event-based-licensed consumer products business along with its retail pin business. In connection with this decision, the Company recorded a restructuring charge of $4,121 in 1998. The restructuring charge includes a provision for projected minimum royalty guarantee shortfalls associated with long-term licenses, which the Company has decided to discontinue, severance for workforce reductions of 30 employees, of which 15 were terminated as of December 31, 1998 and the remainder in 1999, a provision for outstanding inventory purchase commitments on purchase orders the Company has cancelled, and a provision for costs associated with the planned closure of the Company’s warehouse facility. The workforce reductions included employees from the consumer products business, retail pin business, warehouse and other support services. Excluding the warehouse employees, the workforce reductions were completed by the end of the first quarter of 1999. The warehouse closed in the second quarter of 1999. As of December 31, 1998 and the remainder in 1999, the Company was in the process of negotiating settlements on remaining minimum royalty guarantees with licensors. During 1999, the Company reversed a portion of the restructuring reserves for projected royalty guarantee shortfalls as a result of negotiated settlements with certain licensors. These reversals totaled $641 and are reflected net of a $37 charge as a restructuring gain in the accompanying statements of operations for the year ended December 31, 1999. During 2000, the Company reversed a portion of the restructuring reserves for inventory purchase commitments and lease commitment for the warehouse facility as a result of negotiated settlements with certain vendors and as a result of the dismissal of a lawsuit from the landlord of the warehouse facility. These reversals totaled $418 and are reflected as a restructuring gain in the accompanying statements of operations for the year ended December 31, 2000. Details of the restructuring charge are as follows:

	Original	Utilized	Utilized	Reversed	Charged	Utilized	Reversed	Utilized	To Be
	Charge	1998	1999	1999	1999	2000	2000	2001	Utilized

Provision for projected minimum royalty guarantee shortfalls	$2,187	$—	$(267)	$(641)	$—	$(1,084)	$—	$(5)	$190
Employee severance and termination benefits	738	(127)	(648)	—	37	—	—	—	—
Outstanding inventory purchase commitments	800	—	(716)	—	—	—	(84)	—	—
Lease commitment for warehouse facility	396	—	(31)	—	—	(31)	(334)	—	—

	$4,121	$(127)	$(1,662)	$(641)	$37	$(1,115)	$(418)	$(5)	$190

3. IMPAIRMENT OF ASSETS

As of December 31, 2000, as a result of continued weakness in the sports collectible market and as a result of disappointing fourth quarter sales of Headliners®, the Company decided to decrease the marketing of the Headliners® brand and decided not to pursue new Headliners® licenses or renew existing licenses. This decision triggered an impairment review of Corinthian’s long-lived assets, which consisted primarily of goodwill and the Headliners® trademark. Based on revised projections of Corinthian’s ongoing business, the Company calculated the present value of expected cash flows (before interest) to determine the fair value of the assets. Accordingly, the Company recorded an impairment charge of $8,504 for a write-off of the goodwill and trademark associated with the Corinthian purchase. This charge is reflected in impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 2000 and is reflected in the corporate segment. (see Note 11).

4. ACQUISITIONS

On April 24, 1998, the Company acquired 100% of the common stock of Corinthian and certain trademarks related to its business, including the Headliners® trademark (the “Trademark”), from Corinthian Marketing PLC, for total cash consideration of $7,892 plus related transaction costs of $544 at the closing. The total consideration was net of a holdback amount for which the Company accrued approximately $600 as of the acquisition date. In September 1999, this holdback was settled and the accrual was reversed as a reduction to goodwill. Corinthian was engaged principally in the design, manufacture, marketing and distribution of the Headliners® brand of collectible sports figurines. Subsequent to the impairment write-off discussed above, as of December 31, 2000, the balances of the Corinthian goodwill and trademark were zero.

On July 23, 1998 the Company acquired substantially all of the assets of Contract Marketing, Inc. (“CMI”), a Massachusetts corporation, and U.S. Import and Promotions Co. (“USI”), a Florida corporation, in exchange for $14,659, plus related transaction costs of $429, and a commitment to pay additional cash consideration based upon the results of operations of CMI and USI during each calendar year through December 31, 2002. In August 1999, March 2000 and May 2001, $149, $349 and $556 respectively, were paid to the stockholders of CMI and USI and allocated to goodwill. On December 3, 2001, the Company paid an additional $100 to the stockholders of CMI and USI as additional cash consideration in settlement of the remaining commitment. This amount was also allocated to goodwill. As of December 31, 2001, the excess of the purchase price over the estimated fair value of the net assets acquired was $14,572 which has been recorded as goodwill and is being amortized on a straight line basis over 20 years.

On July 31, 2001, the Company acquired 100% of the common stock of Logistix in exchange for 8,500 British pounds ($12,144 as of July 31, 2001) in cash plus related transaction costs of $1,011. Potential additional cash consideration may be paid based upon the results of operations of Logistix during each year through July 31, 2004. The acquisition was financed through the Company’s existing cash reserves.

The Logistix acquisition has been accounted under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities, which potentially could result in adjustments to goodwill of 10% or less. The allocation of the purchase price may change based upon these valuations. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$6,280
Property, plant and equipment	430
Other non-current assets	11
Net current liabilities	(6,225)
Non-current liabilities	(400)

Estimated fair value, net assets acquired	96
Goodwill	12,177
Other intangible assets	882

Total Purchase Price	$13,155

The above amounts are reported using the exchange rate in effect as of July 31, 2001. $522 of the $882 of acquired intangible assets was assigned to the Logistix trademark, which is not subject to amortization. The remaining $360 of intangible assets are being amortized over their estimated useful lives ranging from 0.4 to 3 years. (See Note 1). Intangible assets associated with the Logistix acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill has an indefinite life and is not amortized.

The following selected unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of intangibles, additional interest expense and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Years Ended December 31,

	2000	2001

Revenues	$255,483	$153,582
Net income	$4,984	$4,087
Pro forma basic income per share	$0.64	$0.43
Pro forma diluted income per share	$0.62	$0.42
Pro forma basic weighted average shares outstanding	6,275,590	5,996,662
Pro forma diluted weighted average shares outstanding	6,460,557	6,164,154

Refer to Note 1 for further discussion of the method of computation of earnings per share.

5. FIXED ASSETS, NET

Fixed assets, net is summarized as follows:

	December 31,

	2000	2001

Furniture, fixtures and equipment	$2,269	$2,830
Computer software	2,625	3,215
Computer hardware	3,210	3,440
Leasehold improvements	1,413	1,480

Fixed assets, at cost	9,517	10,965
Accumulated depreciation and amortization	(5,254)	(6,787)

Fixed assets, net	$4,263	$4,178

For the years ended December 31, 1999, 2000 and 2001, depreciation expense related to fixed assets was $1,456, $1,423 and $1,532, respectively.

6. LINE OF CREDIT

At December 31, 2000, the Company was party to a credit agreement with two commercial banks which was utilized to finance the seasonal working capital requirements of its operations. The credit facility was secured by substantially all of the Company’s assets. The agreement, as amended on July 27, 2000, provided for a line of credit of $25,000 through June 30, 2001 with borrowing availability determined by a formula based on qualified assets. There were no amounts outstanding under the credit facility as of December 31, 2000. The Credit Agreement required the Company to comply with certain restrictions and financial covenants as defined in the agreement. The credit agreement also placed restrictions on, among other things, the Company’s capital expenditures, payment of dividends, stock repurchases, acquisitions, investments and transactions with affiliates.

On April 24, 2001, the Company entered into a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for borrowings up to $35,000 for three years from the date of closing. Borrowing availability is determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001 and February 8, 2002 certain covenants under the facility were amended. As of December 31, 2001, the Company was in compliance with the amended requirements. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2001, there were no amounts outstanding under the Facility.

As of December 31, 2000 and 2001, the marginal interest rate on available borrowings under the respective credit agreements was 9.2% and 5.3%, respectively. Letters of credit outstanding as of December 31, 2000 and 2001 totaled $414 and $551, respectively.

7. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) Tax Deferred Savings Plan (the “401(k) Plan”), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee’s contribution. Costs related to contributions to the 401(k) Plan for the years ended December 31, 1999, 2000, and 2001 were $235, $145 and $241, respectively.

8. STOCKHOLDERS’ EQUITY

Stock Options

The Company has three stock option plans, the 1996 Equity Marketing, Inc. Stock Option Plan (the “1996 Employee Plan”), the 2000 Equity Marketing, Inc. Stock Option Plan (the “2000 Employee Plan” and collectively with the 1996 Employee Plan, the “Employee Plans”) and the Non-Employee Director Stock Option Plan (the “Director Plan”, and collectively with the Employee Plans referred to as the “Option Plans”). A total of 3,490,000 shares of Common Stock are reserved for issuance pursuant to options granted and to be granted under the Option Plans. 426,600 shares are available for grant under the option plans as of December 31, 2001. Options granted pursuant to the Employee Plans typically vest over three to five years and expire ten years from the date of grant. The 1996 Employee Plan expired in 2001. The 2000 Employee Plan expires in 2010. Options pursuant to the Director Plan vest over six months to three years and expire ten years from the date of grant. The Director Plan expires in 2003.

The Option Plans provide for option grants at exercise prices not less than the fair market value on the date of grant in the case of qualified incentive stock options, and not less than par value in the case of non-qualified options.

Transactions involving the Option Plans are summarized as follows:

			Exercisable at End of Year
		Weighted Average
	Number	Exercise Price		Weighted Average
	of Shares	Per Share	Shares	Exercise Price

Outstanding at December 31, 1998	1,115,101	$12.23	421,114	$11.52

Granted	548,000	9.20
Exercised	(54,290)	4.84
Canceled	(206,500)	14.86

Outstanding at December 31, 1999	1,402,311	10.65	660,506	$10.29

Granted	722,750	10.46
Exercised	(209,985)	11.72
Canceled	(250,256)	11.17

Outstanding at December 31, 2000	1,664,820	11.11	716,155	$11.63

Granted	645,400	11.56
Exercised	(236,607)	5.35
Canceled	(114,835)	11.15

Outstanding at December 31, 2001	1,958,778	$11.96	674,909	$13.83

The following table summarizes information about the Company’s stock options outstanding and exercisable as of December 31, 2001:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
RANGE OF	NUMBER	REMAINING	AVERAGE	NUMBER	AVERAGE
EXERCISE PRICES	OUTSTANDING	CONTRACTUAL LIFE	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE

$ 4.00 - $ 9.94	711,941	7.39	$8.81	253,959	$7.13
$10.00 - $11.25	392,937	8.83	$10.88	54,950	$10.93
$11.31 - $12.70	425,900	8.95	$11.88	59,000	$12.22
$12.81 - $28.13	428,000	7.12	$18.28	307,000	$20.21

	1,958,778	7.96	$11.96	674,909	$13.83

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995. In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Years Ended December 31,

	1999	2000	2001

Net income available to common stockholders — as reported	$9,414	$4,386	$3,101
Net income available to common stockholders — pro forma	$5,572	$3,229	$1,749
Basic earnings per share-as reported	$1.51	$0.70	$0.52
Basic earnings per share-pro forma	$0.89	$0.51	$0.29
Diluted earnings per share-as reported	$1.46	$0.68	$0.50
Diluted earnings per share-pro forma	$0.87	$0.50	$0.28

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,

	1999	2000	2001

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	70.39%	66.60%	62.65%
Risk free interest rate	5.09%	6.40%	4.15%
Expected life of options	3 years	5 years	4 years

The weighted average fair value of options granted during 1999, 2000 and 2001 is $4.55, $5.99 and $5.75, respectively.

During 1998, the Company granted options to purchase 60,000 shares of Common Stock to a member of the Board of Directors in exchange for consulting services rendered. The securities vested through March 2001. On December 14, 1998 these options were exchanged for options to purchase 40,000 shares of Common Stock at an exercise price of $7.50. Options to purchase 33,334 shares of Common Stock have vested and been exercised as of December 31, 2000. The fair value of these options was estimated at the date of grant and repricing using the Black-Scholes option pricing model with assumptions consistent with those shown above. For the years ended December 31, 1999 and 2000, the Company recorded compensation expense of approximately $172 and $106, respectively, related to these options.

In March 2000, the Company granted options to purchase 50,000 shares of Common Stock to a member of the Board of Directors in exchange for services rendered in connection with the Company’s issuance of preferred stock. These shares vested immediately and have an exercise price of $14.75. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with assumptions consistent with those shown above. These were valued at $359. This amount was recorded as a reduction to mandatory redeemable preferred stock and as additional paid-in-capital in the accompanying consolidated balance sheets as of December 31, 2000.

Warrants

On March 29, 2000 and June 20, 2000, the Company granted Crown 15,000 warrants to purchase additional shares of preferred stock. (see “Preferred Stock”).

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, par value $.001 per share (“Preferred Stock”). The Board of Directors is empowered to issue Preferred Stock from time to time in one or more series, without stockholder approval, and to determine the rights, preferences and restrictions, including dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences and the number of shares constituting any series and the designations of such series.

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the

Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. The Company paid $250 in fees for the year ended December 31, 2001.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, Crown, as holder of the preferred stock, will be entitled to payment out of the assets of the Company available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stockholder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders.

The Series A Stock, Series B Stock and Series C Stock are subject to mandatory redemption at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control of the Company occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividends for the year ended December 31, 2001 amounted to $1,500, of which $375 was paid in January 2002 and recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2001.

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

Stock Repurchase

In July 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s Common Stock over a twelve month period. The repurchase program commenced on July 21, 2000 and expired July 21, 2001. During this period, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s Common Stock over a twelve month period. In the period from August 2, 2001 through December 31, 2001 the Company spent $5,196 to purchase 423,400 shares at an average price of $12.27 per share including commissions. Since initiating the overall buyback program on July 21, 2000, the Company has spent $11,644 to purchase a total of 948,494 shares at an average price of $12.28 per share including commissions. Purchases will be conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program is being funded through working capital.

Stock Subscription Receivable

On September 27, 1991, a minority stockholder of the Company purchased 1,850,000 shares of the Company’s treasury stock for an aggregate purchase price of $107. Since the stock was sold below cost, the loss on the issuance of the treasury stock was charged to retained earnings. The purchase price for these shares was paid with promissory notes, payable in ten years, together with interest at an annual rate of 8.41% per year on the unpaid principal balance. The notes were subject to the terms of the Loan Forgiveness Agreements dated September 27, 1991, pursuant to which the principal amount of the notes would be forgiven at 10% per year, provided that the stockholder remains employed by the Company at such time. The stock subscription receivable is included in the accompanying consolidated balance sheets as a reduction of stockholders’ equity. The Company records the annual reduction as compensation expense. On September 27, 2001, the balance due on these notes was forgiven.

Restricted Stock

The Company has reserved 100,000 shares of common stock for issuance under the 1995 Stock Award Plan, (the “Plan”), which covers certain key salaried employees who are not officers or directors of the Company. For the year ended December 31, 2001, no shares were issued or canceled under the Plan. No shares were issued under the Plan for the year ended December 31, 2001. The shares are subject to restrictions, which lapse over a three to five year period and continued employment with the Company.

Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the Plan. A total of 97,487 shares have been issued under the Plan between 1995 and 1998. The unearned compensation is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period. Compensation charged to expense was $242, $153 and $33 in 1999, 2000 and 2001, respectively. At December 31, 2001, 69,690 shares were available for issuance under the Plan.

9. INCOME TAXES

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

The provision for income taxes consist of:

	Years Ended December 31,

	1999	2000	2001

CURRENT:
Federal	$4,736	$4,723	$539
State and local	796	804	184
Foreign	400	547	692

	5,932	6,074	1,415

DEFERRED:
Federal	175	627	982
State and Local	27	96	112
Foreign	—	—	8

	202	723	1,102

	$6,134	$6,797	$2,517

Income taxes recorded by the Company differ from the amounts computed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of operations.

	Years Ended December 31,

	1999	2000	2001

Tax at the Federal statutory rate	$5,341	$4,176	$2,449
State income taxes, net of the Federal tax benefit	541	636	240
Other	252	1,985	(172)

	$6,134	$6,797	$2,517

Other reflects the effects of permanent differences such as amortization of goodwill, and the write-off of the Corinthian goodwill in 2000, and tax free municipal interest income earned in 2001.

The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) for the years ended December 31, 2000 and 2001 are as follows:

	2000	2001

Allowance for doubtful accounts	$1,245	$904
Inventory reserve	812	253
Accrued expenses	812	539
Other	307	740

Total current	3,176	2,436

Trademark	—	(212)
Depreciation and amortization	(184)	(304)
Other	(270)	(74)

Total non-current	(454)	(590)

Total	$2,722	$1,846

A deferred U.S. tax liability has not been provided on the unremitted earnings of Logistix because it is the intent of the Company to permanently reinvest these earnings. Undistributed earnings of Logistix, which have been or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes — Special Areas,” aggregated $42 at December 31, 2001. The determination of the tax liability upon repatriation is not practicable.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties, which expire at various dates through 2011.

Future minimum lease payments under non-cancelable operating leases are as follows:

Year

2002	$1,801
2003	1,851
2004	1,952
2005	1,197
2006	1,061
Thereafter	2,267

Total	$10,129

Aggregate rental expenses for operating leases were $1,783, $1,775 and $1,783 for the years ended December 31, 1999, 2000 and 2001, respectively.

Guaranteed Royalties

For the years ended December 31, 1999, 2000, and 2001, the Company incurred $5,295, $3,758 and $3,691, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of December 31, 2001, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2002	$1,235
2003	3,037
2004	9

Total	$4,281

Advertising Commitments

For the years ended December 31, 1999, 2000, and 2001, the Company incurred $1,211, $1,295 and $1,657, respectively, in advertising expense. License agreements for certain copyrights and trademarks require minimum commitments for advertising over the respective terms of the licenses. As of December 31, 2001, the Company has committed to advertise product as follows:

Year

2002	$1,000
2003	1,846

Total	$2,846

Employment Agreement

As of December 31, 2001, the Company has an employment agreement with a key executive. Guaranteed compensation under this agreement is as follows:

Year

2002	$405

Total	$405

Legal Proceedings

The Perper Matter

On February 1, 2002, Alan Perper filed a complaint (No. BC 267 408) against the Company, Donald A. Kurz (Chairman of the Board and Chief Executive Officer of the Company) and Gaetano Mastropasqua (Executive Vice President, Client Services, of the Company) in the Superior Court of the State of California, County of Los Angeles. The plaintiff is a former employee of the Company who was terminated in November 2001. The complaint alleges that the plaintiff was wrongfully terminated and seeks $2,000,000 in compensatory damages plus punitive damages, interest and attorneys’ fees for (i) breach of written contract; (ii) breach of covenant of good faith and fair dealing; (iii) fraudulent deceit; (iv) intentional infliction of emotional distress; and (v) negligent infliction of emotional distress. Pursuant to indemnification agreements between the Company and each of Messrs. Kurz and Mastropasqua, the Company is obligated to defend and indemnify them in this matter. The Company believes the allegations of the complaint are without merit and intends to defend the action vigorously.

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

11. INDUSTRY SEGMENTS, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

The Company’s revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 80%, 80% and 66% of the Company’s revenues for the years ended December 31, 1999, 2000 and 2001, respectively, were from one customer in the promotional segment.

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

Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation expense, asset impairment charges, restructuring gains, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventory, receivables, goodwill and the Headliners® trademark. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.

Industry Segments

	As of and For the Year Ended December 31, 1999

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$202,195	$24,868	$—	$227,063

Income (loss) before provision (benefit) for income taxes	$36,192	$(1,026)	$(19,618)	$15,548
Provision (benefit) for income taxes	14,278	(405)	(7,739)	6,134

Net income (loss)	$21,914	$(621)	$(11,879)	$9,414

Fixed asset additions, net	$—	$—	$847	$847

Depreciation and amortization	$743	$504	$1,461	$2,708

Total assets	$62,910	$19,588	$14,746	$97,244

	As of and For the Year Ended December 31, 2000

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$208,607	$23,680	$—	$232,287

Income (loss) before provision (benefit) for income taxes	$38,779	$490	$(27,130)	$12,139
Provision (benefit) for income taxes	14,570	184	(7,957)	6,797

Net income (loss)	$24,209	$306	$(19,173)	$5,342

Fixed asset additions, net	$—	$—	$921	$921

Depreciation and amortization	$751	$475	$1,429	$2,655

Total assets	$57,195	$5,427	$47,920	$110,542

	As of and For the Year Ended December 31, 2001

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$117,305	$27,011	$—	$144,316

Income (loss) before provision (benefit) for income taxes	$18,688	$2,762	$(14,332)	$7,118
Provision (benefit) for income taxes	6,612	977	(5,072)	2,517

Net income (loss)	$12,076	$1,785	$(9,260)	$4,601

Fixed asset additions, net	$—	$—	$1,041	$1,041

Depreciation and amortization	$857	$23	$1,597	$2,477

Total assets	$54,290	$5,364	$39,833	$99,487

     Information about the Company’s operations by geographical area is as follows:

	As of and For the Years Ended December 31,

	1999	2000	2001

Revenues:
United States	$205,182	$193,420	$117,595
International	21,881	38,867	26,721

Total revenues	$227,063	$232,287	$144,316

Income from operations:
United States	$14,516	$8,963	$4,997
International	1,542	1,801	751

Total income from operations	$16,058	$10,764	$5,748

Fixed assets, net:
United States	$4,586	$3,979	$3,700
International	321	284	478

Total fixed assets	$4,907	$4,263	$4,178

12. Related Party Transactions

Stephen P. Robeck, formerly Chairman of the Board and Co-Chief Executive Officer, entered into a consulting agreement with the Company commencing on January 1, 1999 and ending on December 31, 2001. The agreement provided that Mr. Robeck would serve as a financial and business consultant to the Company and be available to fulfill his obligations thereunder no less than twenty hours per month. The agreement contained provisions restricting Mr. Robeck’s ability to compete with the Company, while providing services as a consultant, and to solicit the Company’s employees through the first anniversary of the end of the consulting period. Under the agreement, Mr. Robeck received a consulting fee of $210 per year, a car allowance of $18 per year and certain medical, disability and life insurance benefits.

In April 2001, the Company contracted to purchase print management services from ISG, a company controlled by Jeffrey S. Deutschman, Jason Ackerman and affiliates. In 2001, the Company paid ISG approximately $460 in print management fees. The Company believes that such services were negotiated on an arms length basis. Mr. Deutschman, a director of the Company, is a manager of Crown. Mr. Ackerman, a director of the Company, is a manager of Crown.

13. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

	March 31	June 30	September 30	December 31

2000
Revenues	$43,477	$55,314	$56,026	$77,470
Income (loss) from operations	$2,054	$4,839	$5,474	$(1,603)
Net income (loss) available to common stockholders	$1,288	$2,865	$3,144	$(2,911)
Basic Income (Loss) Per Share:
Income (loss) per share	$0.21	$0.46	$0.50	$(0.46)
Weighted average shares outstanding	6,236,718	6,291,180	6,307,650	6,266,811
Diluted Income (Loss) Per Share:
Income (loss) per share	$0.20	$0.41	$0.42	$(0.46)
Weighted average shares outstanding	6,473,471	7,412,498	8,288,741	6,266,811

	Three Months Ended

	March 31	June 30	September 30	December 31

2001
Revenues	$28,027	$28,237	$40,828	$47,224
Income from operations	$746	$895	$2,683	$1,424
Net income available to common stockholders	$540	$485	$1,426	$650
Basic Income Per Share:
Income per share	$0.09	$0.08	$0.24	$0.11
Weighted average shares outstanding	6,106,644	6,061,811	5,978,322	5,822,280
Diluted Income Per Share:
Income per share	$0.09	$0.08	$0.23	$0.11
Weighted average shares outstanding	6,310,608	6,175,984	7,877,538	5,969,811

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES AND STATE OF CALIFORNIA ON THE 27TH DAY OF MARCH, 2002.

EQUITY MARKETING, INC.

By:	/s/ Donald A. Kurz

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

/s/ Donald A. Kurz Donald A. Kurz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2002

/s/ Lawrence J. Madden Lawrence J. Madden	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ Jason Ackerman Jason Ackerman	Director	March 27, 2002

/s/ Sanford R. Climan Sanford R. Climan	Director	March 27, 2002

/s/ Jeffrey S. Deutschman Jeffrey S. Deutschman	Director	March 27, 2002

/s/ Jonathan D. Kaufelt Jonathan D. Kaufelt	Director	March 27, 2002

/s/ Mitchell H. Kurz Mitchell H. Kurz	Director	March 27, 2002

/s/ Alfred E. Osborne, Jr. Alfred E. Osborne, Jr.	Director	March 27, 2002

/s/ Bruce Raben Bruce Raben	Director	March 27, 2002

/s/ Stephen P. Robeck Stephen P. Robeck	Director	March 27, 2002

Report of Independent Public Accountants

To Equity Marketing, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Equity Marketing, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 27, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Los Angeles, California
February 27, 2002

SCHEDULE II

EQUITY MARKETING, INC.

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
	Balance at	Charged to	Additions
	Beginning of	Operating	Charged to	Net		Balance at
CLASSIFICATION	of Year	Expenses	Revenues	Deductions		End of Year

Year Ended December 31, 1999
Allowances for doubtful accounts receivable and sales returns	$3,684	$1,585	$4,031	$(3,930	)(A)	$5,370
Restructuring reserves	3,994	(604)	—	(1,662)		1,728
Year Ended December 31, 2000
Allowances for doubtful accounts receivable and sales returns	$5,370	$1,225	$199	$(3,704	)(A)	$3,090
Restructuring reserves	1,728	(418)	—	(1,115)		195
Year Ended December 31, 2001
Allowances for doubtful accounts receivable and sales returns	$3,090	$336	$766	$(1,856	)(A)	$2,336
Restructuring reserves	195	—	—	(5)		190

(A)  Represents product returns, credits applied and accounts receivable written off, net of recoveries.

Exhibit	Description

3.1	Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (3)

3.3	First Amendment to Amended and Restated Bylaws. (4)

3.4	Certificate of Designation of Series A Senior Cumulative Participating Convertible Preferred Stock, Series B Senior Cumulative Participating Convertible Preferred Stock and Series C Senior Cumulative Participating Convertible Preferred Stock of the Company, dated March 29, 2000. (6)

4.0	Form of Warrant to Purchase Shares of Series B Senior Cumulative Participating Convertible Preferred Stock, dated March 29, 2000. (6)

4.1	Form of Warrant to Purchase Shares of Series C Senior Cumulative Participating Convertible Preferred Stock, dated March 29, 2000. (6)

10.0	Securities Purchase Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (6)

10.1	Registration Rights Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (6)

10.2	Agreement of Lease dated July 17, 1998 between Miracle Mile, L.L.C. and Equity Marketing, Inc. (5)

10.3	Agreement of Lease, dated March 10, 2000, between Wide Harvest Investment Ltd. and Equity Marketing Hong Kong, Ltd. (5)

10.4	Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated April 24, 2001. (8)

10.5	First Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2001. (10)

10.6	Second Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated February 8, 2002. (11)

Executive Compensation Plans and Arrangements of the Company

10.7	Form of Director’s and Officer’s Indemnification Agreement. (3)

10.8	Equity Marketing, Inc. Amended and Restated Stock Option Plan. (3)

10.9	Equity Marketing Inc. Non-Employee Director Stock Option Plan. (2)

10.10	Employment Agreement dated January 1, 1999 between Equity Marketing, Inc. and Donald A. Kurz. (4)

10.11	Equity Marketing, Inc. 2000 Stock Option Plan. (7)

10.12	First Amendment to Equity Marketing, Inc. 2000 Stock Option Plan. (9)

21.	Subsidiaries of the Registrant.

23.	Consent of Arthur Andersen LLP.

99.	Letter regarding Arthur Andersen LLP(*)

(1)	Previously filed as an exhibit to the Registrant’s Statement on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Statement on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Statement on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 16, 1999, which is incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 11, 2000, which is incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Statement on Form 10-Q for the quarter ended March 31, 2000, which is incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Notice of Annual Meeting and Proxy Statement dated July 21, 2000, which is incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Statement on Form 10-Q for the quarter ended March 31, 2001, which is incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Statement on Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 16, 2001, which is incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 18, 2002, which is incorporated herein by reference.

(*)	Filed herewith.