Form 10-Q
period 2002-03-31
EQUITY MARKETING INC
filed 2002-05-14
CIK 911151

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Common Stock, $.001 Par Value, 5,694,353 shares as of May 9, 2002.

EQUITY MARKETING, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
Three Months Ended March 31, 2002

			Page

Part I.	Financial Information

	Item 1.	Financial Statements	3

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ASSETS

	December 31,	March 31,
	2001	2002

		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$21,935	$19,974
Marketable securities	7,200	7,200
Accounts receivable (net of allowances of $2,336 and $2,095 as of December 31, 2001 and March 31, 2002, respectively)	22,695	23,072
Note receivable	2,183	1,685
Inventories	9,337	10,262
Prepaid expenses and other current assets	6,775	6,415

Total current assets	70,125	68,608
Fixed assets, net	4,178	4,112
Goodwill, net	24,690	24,395
Other intangibles, net	749	709
Other assets	1,620	1,629

Total assets	$101,362	$99,453

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	March 31,
	2001	2002

		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$22,114	$19,276
Accrued liabilities	11,391	12,634

Total current liabilities	33,505	31,910
LONG-TERM LIABILITIES	2,335	2,156

Total liabilities	35,840	34,066

COMMITMENTS AND CONTINGENCIES

Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, $.001 par value per share, 20,000,000 shares authorized, 5,715,293 and 5,701,207 shares outstanding as of December 31, 2001 and March 31, 2002, respectively	—	—
Additional paid-in capital	20,050	20,116
Retained earnings	35,964	36,259
Accumulated other comprehensive income	242	13

	56,256	56,388
Less—
Treasury stock, 2,869,793 and 2,890,129 shares, at cost, as of December 31, 2001 and March 31, 2002, respectively	(13,773)	(14,040)
Unearned compensation	(10)	(10)

Total stockholders’ equity	42,473	42,338

Total liabilities and stockholders’ equity	$101,362	$99,453

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2002

REVENUES	$28,027	$36,115
COST OF SALES	19,837	26,904

Gross profit	8,190	9,211

OPERATING EXPENSES:
Salaries, wages and benefits	3,729	4,277
Selling, general and administrative	3,715	4,077

Total operating expenses	7,444	8,354

Income from operations	746	857
OTHER INCOME, net	779	48

Income before provision for income taxes	1,525	905
PROVISION FOR INCOME TAXES	610	235

Net income	$915	$670

NET INCOME	$915	$670
PREFERRED STOCK DIVIDENDS	375	375

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$540	$295

BASIC NET INCOME PER SHARE	$0.09	$0.05

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	6,106,644	5,708,343

DILUTED NET INCOME PER SHARE	$0.09	$0.05

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,310,608	5,884,044

The accompanying notes are an integral part of these
condensed consolidated statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2002

NET INCOME	$915	$670
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	—	(234)
Unrealized gain on foreign currency forward contracts	—	5

COMPREHENSIVE INCOME	$915	$441

The accompanying notes are an integral part of these
condensed consolidated statements.

EQUITY MARKETING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$915	$670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	553	397
Provision for doubtful accounts	78	65
Tax benefit from exercise of stock options	169	8
Other	—	(6)
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	20,585	(500)
Note receivable	2,011	498
Inventories	5,662	(969)
Prepaid expenses and other current assets	194	366
Other assets	(585)	(9)
Accounts payable	(11,201)	(2,741)
Accrued liabilities	(12,200)	1,242
Long-term liabilities	(14)	(58)

Net cash provided by (used in) operating activities	6,167	(1,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(248)	(329)
Proceeds from sale of fixed assets	—	20
Proceeds from sale of marketable securities	5,100	—

Net cash provided by (used in) investing activities	4,852	(309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(750)	(375)
Purchase of treasury stock	(1,626)	(267)
Proceeds from exercise of stock options	689	58

Net cash used in financing activities	(1,687)	(584)

Net increase (decrease) in cash and cash equivalents	9,332	(1,930)
Effects of exchange rate changes on cash and cash equivalents	—	(31)
CASH AND CASH EQUIVALENTS, beginning of period	32,405	21,935

CASH AND CASH EQUIVALENTS, end of period	$41,737	$19,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$38	$82

Income taxes	$1,255	$—

The accompanying notes are an integral part of these
condensed consolidated statements.

EQUITY MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in London, Paris, New York, and Hong Kong. The Company designs and produces custom promotional programs that build sales and brand value for retailers, restaurant chains and consumer goods companies such as Burger King Corporation, Cadbury, The Coca-Cola Company, CVS/pharmacy, Kellogg’s, Procter & Gamble and others. The Company complements its core promotions business by developing and marketing distinctive consumer products, based on trademarks it owns or classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

On July 31, 2001, the Company acquired 100% of the common stock of Logistix Limited, a United Kingdom corporation, (“Logistix”) (see Note 7 — Acquisition). Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the licenses for Robot Wars® and UBOS™ (Ultimate Book of Spells) entertainment properties, among others.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NET INCOME PER SHARE

Basic net income per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders represents reported net income (loss) less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the dilutive effect of the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,436,667 and 1,529,166 shares of common stock, $.001 par value per share (the “Common Stock”), as of March 31, 2001 and 2002, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended March 31, 2001 and 2002, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”:

	For the Three Months Ended March 31,

		2001			2002
	Income	Shares	Per Share	Income	Share	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Income available to common stockholders	$540	6,106,644	$0.09	$295	5,708,343	$0.05

Effect of Dilutive Securities:
Options and warrants	—	203,964		—	175,701

Dilutive EPS:
Income available to common stockholders and assumed conversion	$540	6,310,608	$0.09	$295	5,884,044	$0.05

INVENTORIES

Inventories consists of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2001 and March 31, 2002, inventories consisted of the following:

	December 31,	March 31,
	2001	2002

Production-in-process	$3,991	$1,555
Finished goods	5,346	8,707

	$9,337	$10,262

FOREIGN CURRENCY TRANSLATION

Net foreign exchange gains or losses resulting from the translation of foreign subsidiaries’ accounts whose functional currency is not the United States dollar are recognized as a component of accumulated other comprehensive income in stockholders’ equity. For such subsidiaries their accounts are translated into United States dollars at the following rates of exchange: assets and liabilities at period-end exchange rates, equity accounts at historical rates, and income and expense accounts at average exchange rates during the period.

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. Transaction gains or losses included in net income for the quarter ended March 31, 2002 were not significant.

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

In September 2001, February 2002 and March 2002, the Company’s Logistix subsidiary entered into three foreign currency forward contracts to sell Euro’s in exchange for pound sterling aggregating GBP 2,337 at an average rate of 1.610. These contracts expire on various dates between May and August 2002. At March 31, 2002, these foreign currency forward contracts had a balance of GBP 2,043 and an estimated fair value of $34. The fair value of the foreign currency forward contracts is recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2002. The unrealized gain on these contracts is reflected in accumulated other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board (“FASB”) effective June 30, 2001 for business combinations which are consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement also requires the Company to perform a transitional goodwill impairment test, using values as of the beginning of the fiscal year that SFAS 142 is adopted. This analysis should be completed within six months after the beginning of the adoption year. The Company is currently analyzing the transitional requirements and has not yet completed the transitional goodwill impairment test, the financial statement impact of which has not yet been determined. In the event that the goodwill is impaired, the financial statements for the quarter ended March 31, 2002 will be restated. The Company has adopted the provisions of these statements for the acquisition of Logistix (see Note 7) effective July 31, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, the Company has foregone all related amortization expense, which totaled $110, net of tax effect, for the quarter ended March 31, 2001.

For the quarter ended March 31, 2001, the reconciliation of reported net income and diluted net income per share to adjusted net income and adjusted diluted net income per share reflecting the elimination of goodwill amortization is as follows (unaudited):

	Net Income	Income per share

Net Income Available to Common Stockholders, as reported	$540	$0.09
Elimination of goodwill amortization (net of tax effect)	110	0.02

Net Income Available to Common Stockholders, as adjusted	$650	$0.11

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for 2003. The impact of such adoption is not anticipated to have a material effect on Company’s financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for 2002 and generally is to be applied prospectively. The Company adopted SFAS No. 144 beginning January 1, 2002. The impact of such adoption did not have a material effect on the Company’s financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform with the 2002 presentation.

NOTE 3 — SHORT-TERM DEBT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the lead bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001 and February 8, 2002 certain covenants under the facility were amended. The Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of March 31, 2002, there were no amounts outstanding under the Facility.

Letters of credit outstanding as of December 31, 2001 and March 31, 2002 totaled $551 and $692, respectively.

NOTE 4 — STOCK REPURCHASE

The Company’s Board of Directors has authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. The repurchase program commenced on July 21, 2000 and expired July 21, 2001. During this period, the Company spent $6,448 to purchase an aggregate of 525,094 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through March 31, 2002, the Company spent $5,462 to purchase 443,736 shares at an average price of $12.31 per share including commissions. Since initiating the overall buyback program on July 20, 2000, the Company has spent $11,910 to purchase a total of 968,830 shares at an average price of $12.29 per share including commissions. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program is being funded through working capital.

NOTE 5 — SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company has identified two reportable segments through which it conducts its continuing operations: promotions and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The promotions segment provides various services and produces promotional products used as free premiums or sold in conjunction with the purchase of other items. Promotional programs are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation expense, restructuring, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventories, receivables, goodwill and other intangibles. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.

Industry Segments

	As of and For the Three Months Ended March 31, 2001

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$23,149	$4,878	$—	$28,027

Income (loss) before provision (benefit) for income taxes	$4,123	$452	$(3,050)	$1,525
Provision (benefit) for income taxes	1,649	181	(1,220)	610

Net income (loss)	$2,474	$271	$(1,830)	$915

Fixed asset additions	$—	$—	$248	$248

Depreciation and amortization	$183	$—	$370	$553

Total assets	$29,889	$4,214	$52,421	$86,524

	As of and For the Three Months Ended March 31, 2002

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$29,926	$6,189	$—	$36,115

Income (loss) before provision (benefit) for income taxes	$3,721	$716	$(3,532)	$905
Provision (benefit) for income taxes	967	186	(918)	235

Net income (loss)	$2,754	$530	$(2,614)	$670

Fixed asset additions	$—	$—	$329	$329

Depreciation and amortization	$59	$16	$322	$397

Total assets	$54,003	$6,120	$39,330	$99,453

NOTE 6 — AMERISERVE BANKRUPTCY

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

Restaurant Services, Inc. (“RSI”), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the year ended December 31, 2000. This charge was offset by $1,084 of imputed interest income, at 9% per annum, recorded on the note receivable for 2000. In December 2001, the due date for the final payment on the note was extended from December 1, 2001 to March 29, 2002 due to ongoing discussions between the Company and RSI which could result in an expansion of the contractual and business relationship between the two companies. As a result of these ongoing discussions, the Company agreed to further extend the due date for the remaining balance of the note from March 29, 2002 to September 30, 2002. RSI paid $498 on March 29, 2002. The balance of the note receivable as of March 31, 2002 was $1,685.

As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 21% of the products purchased from the Company by the Burger King system for the quarter ended March 31, 2002.

NOTE 7 — ACQUISITION

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

The Logistix acquisition has been accounted under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities, which potentially could result in adjustments to goodwill of 10% or less. The allocation of the purchase price may change based upon these valuations. During the quarter ended March 31, 2002, the preliminary allocation of the purchase price was adjusted to revise the estimated value of the deferred tax liabilities and certain accrued liabilities. These adjustments resulted in a net reduction to Goodwill of $72. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net Current assets	$6,280
Property, plant and equipment	430
Other non-current assets	11
Net current liabilities	(6,268)
Non-current liabilities	(285)

Estimated fair value, net assets acquired	168
Goodwill	12,105
Other Intangible assets	882

Total Purchase Price	$13,155

The above amounts are reported using the exchange rate in effect as of July 31, 2001. $522 of the $882 of acquired intangible assets was assigned to the Logistix trademark, which is not subject to amortization. The remaining $360 of intangible assets is being amortized over estimated useful lives ranging from 0.4 to 3 years. Intangible assets associated with the Logistix acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill has an indefinite life and is not amortized.

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

Three Months Ended
March 31, 2001

Pro forma revenues	$32,080
Pro forma net income	$620
Pro forma basic income per share	$0.04
Pro forma diluted income per share	$0.04

Refer to Note 2 for further discussion of the method of computation of earnings per share.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Certain expectations and projections regarding the future performance of Equity Marketing, Inc. (the “Company”) discussed in this quarterly report are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Forward-looking statements can be identified by the use of forward looking terminology, such as may, will, should, expect, anticipate, estimate, continue, plans, intends or other similar terminology. Management cautions you that the following factors, among others, could cause the Company’s actual consolidated results of operations and financial position in 2002 and thereafter to differ significantly from those expressed in forward-looking statements:

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect the Company’s financial condition and results of operations

•	Dependence on nonrenewable product orders by Burger King, which promotions are in effect for a limited period of time.

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company’s financial condition and results of operations

•	Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King.

•	Significant quarter-to-quarter variability in the Company’s revenues and net income, which may result in operating results below the expectations of securities analysts and investors

•	Increased competitive pressure, which may affect the sales of the Company’s products

•	Dependence on foreign manufacturers, which may increase the costs of the Company’s products and affect the demand for such products

Financing Risks

•	Currency fluctuations, which may affect the Company’s suppliers and the Company’s reportable income

Other Risks

•	Exposure from products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. The Company’s product liability insurance coverage generally excludes such costs and damages resulting from product recall.

•	Potential negative impact of past or future acquisitions, which may disrupt the Company’s ongoing business, distract senior management and increase expenses

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs

The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company’s Form 10-K for the year ended December 31, 2001, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements and Risk Factors.”

ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in London, Paris, New York, and Hong Kong. The Company designs and produces custom promotional programs that build sales and brand value for retailers, restaurant chains and consumer goods companies such as Burger King Corporation, Cadbury, The Coca-Cola Company, CVS/pharmacy, Kellogg’s, Procter & Gamble and others. The Company complements its core promotions business by developing and marketing distinctive consumer products, based on trademarks it owns or classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

On July 31, 2001, the Company acquired 100% of the common stock of Logistix Limited, a United Kingdom corporation (“Logistix”). Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the licenses for Robot Wars® and UBOS™ (Ultimate Book of Spells) entertainment properties, among others.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months
	Ended March 31,

	2001	2002

Revenues	100.0%	100.0%
Cost of sales	70.8	74.5

Gross profit	29.2	25.5

Operating Expenses:
Salaries, wages and benefits	13.3	11.8
Selling, general and administrative	13.3	11.3

Total operating expenses	26.6	23.1

Income from operations	2.6	2.4
Other income, net	2.8	0.1

Income before provision for income taxes	5.4	2.5
Provision for income taxes	2.2	0.7

Net income	3.2%	1.8%

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

	For Three Months Ended March 31,

	2001	2002

Net income	$915	$670
Add: Depreciation and amortization	553	397
Other income, net	(779)	(48)
Provision for income taxes	610	235

EBITDA	$1,299	$1,254

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 (000’s omitted):

Revenues for the three months ended March 31, 2002 increased $8,088, or 28.9%, to $36,115 from $28,027 in the comparable period in 2001. Promotions revenues increased $6,777, or 29.3%, to $29,926 primarily as a result of additional promotions revenues generated by Logistix following its acquisition by the Company in July 2001. Consumer Product revenues increased $1,311, or 26.9%, to $6,189 primarily due to increased revenues generated by Robot Wars subsequent to the Logistix acquisition and due to increased sales of Scooby Doo product associated with the upcoming release of the Scooby-Doo movie.

Cost of sales increased $7,067 to $26,904 (74.5% of revenues) for the three months ended March 31, 2002 from $19,837 (70.8% of revenues) in the comparable period in 2001 due to increased sales volume. The gross margin percentage decreased to 25.5% for the three months ended March 31, 2002 from 29.2% in the comparable period for 2001. This decrease was due to margin pressure in the promotions business as a result of shorter program lead times which resulted in increased tooling and freight costs.

Salaries, wages and benefits increased $548, or 14.7%, to $4,277, (11.8% of revenues) from $3,729, (13.3% of revenue). This increase was primarily attributable to the addition of employees from the acquisition of Logistix, partially offset by reductions achieved as part of the Company’s continued efforts to streamline costs.

Selling, general and administrative expenses increased $362, or 9.7%, to $4,077 (11.3% of revenues). This increase is due primarily to increased freight out, warehousing, and commission costs resulting from the increase in sales volume. This increase is also attributable to an increase in outside services, insurance, and marketing expense as a result of the acquisition of Logistix, partially offset by a decrease in amortization expense and partially offset by reductions achieved as part of the Company’s continued efforts to streamline costs. Selling, general and administrative expenses decreased as a percentage of revenues from 13.3% to 11.3% as a result of revenues which increased at a greater rate.

Net other income was $48 for the three months ended March 31, 2002 compared to net other income of $779 for the three months ended March 31, 2001. This decrease was attributable to a decline in interest rates as well as to the reduced level of cash and cash equivalents as compared to the first quarter of 2001. The decrease was also attributable to a reduction in imputed interest income on a note receivable (see “AmeriServe Bankruptcy”).

The effective tax rate for the three months ended March 31, 2002 was 26.0% compared to the effective rate of 40.0% for the same period in 2001. The reduction in the effective tax rate is the result of a lower tax rate resulting from an increased percentage of the Company’s earnings being generated internationally, in territories which have more favorable tax rates and as a result of non-taxable interest income from municipal securities.

Net income decreased $245, or 26.8%, to $670 (1.8% of revenues) from $915 (3.2% of revenues) in 2001 primarily due to the increase in salaries, wages and benefits, selling, general and administrative expenses, as well as decreased net other income. This is partially offset by the increase in gross profit earned on higher revenues and a lower effective tax rate in 2002.

For the three months ended March 31, 2002, EBITDA decreased $45, or 3.5%, to $1,254 from $1,299 in 2001 primarily due to the increase in gross profit offset by the increase in salaries, wages and benefits and selling, general and administrative expenses in 2002.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s financial position remained strong in the first quarter of 2002. At March 31, 2002, the Company had no debt and its cash and cash equivalents and marketable securities were $27,174, compared to $29,135 as of December 31, 2001.

As of March 31, 2002, the Company’s net accounts receivable increased $377 to $23,072 from $22,695 at December 31, 2001. This increase was attributable to increased Promotions and Consumer Product revenues in March 2002. As of March 31, 2002, inventories increased $925 to $10,262 from $9,337 from December 31, 2001. This increase in inventories is primarily the result of increased promotional programs expected to be delivered in the second quarter.

As of March 31, 2002, accounts payable decreased $2,838 to $19,276 from $22,114 at December 31, 2001. This decrease is associated with the paydown of liabilities related to fourth quarter 2001 promotional programs.

As of March 31, 2002, accrued liabilities increased $1,243 to $12,634 from $11,391 at December 31, 2001. This increase is primarily attributable to administrative fees collected from distribution companies during the first quarter of 2002 on behalf of promotional customers.

As of March 31, 2002, working capital was $36,698 compared to $36,620 at December 31, 2001. The Company did not have any significant investing activities in the quarter. The Company believes that its cash from operations, cash on hand at March 31, 2002 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

CREDIT FACILITIES

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the lead bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001 and February 8, 2002 certain covenants under the facility were amended. The Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of March 31, 2002, there were no amounts outstanding under the Facility.

STOCK REPURCHASE

The Company’s Board of Directors has authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. The repurchase program commenced on July 21, 2000 and expired July 21, 2001. During this period, the Company spent $6,448 to purchase an aggregate of 525,094 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through March 31, 2002, the Company spent $5,462 to purchase 443,736 shares at an average price of $12.31 per share including commissions. Since initiating the overall buyback program on July 20, 2000, the Company has spent $11,910 to purchase a total of 968,830 shares at an average price of $12.29 per share including commissions. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program is being funded through working capital.

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

Restaurant Services, Inc. (“RSI”), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the year ended December 31, 2000. This charge was offset by $1,084 of imputed interest income, at 9% per annum, recorded on the note receivable for 2000. In December 2001, the due date for the final payment on the note was extended from December 1, 2001 to March 29, 2002 due to ongoing discussions between the Company and RSI which could result in an expansion of the contractual and business relationship between the two companies. As a result of these ongoing discussions, the Company agreed to further extend the due date for the remaining balance of the note from March 29, 2002 to September 30, 2002. RSI paid $498 on March 29, 2002. The balance of the note receivable as of March 31, 2002 was $1,685.

As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 21% of the products purchased from the Company by the Burger King system for the quarter ended March 31, 2002.

On December 27, 1999, Burger King announced that in cooperation with the Consumer Product Safety Commission it would conduct a voluntary recall of Pokémon™ balls included with Burger King kids meals. The Company designed and manufactured 151 trading cards and 57 gift-with-purchase products based on Pokémon™ for Burger King. Burger King, its franchisees and RSI incurred substantial costs in the conduct of the Pokémon™ ball recall, including costs for legal expenses, advertising, collection and destruction of Pokémon ™ balls, and free goods. RSI has communicated to the Company that its costs incurred in connection with the Pokémon™ ball recall totaled approximately $1.94 million (which includes certain costs incurred by Burger King and its affiliates, including its franchisees). Although the Company strongly believes it met all of its contractual obligations with respect to the Pokémon ™ ball, the Company may be requested to reimburse Burger King and its affiliates, including its franchisees and RSI, for some or all of these costs. As of the date hereof, Burger King has not requested reimbursement of such costs, and the Company is engaged in ongoing discussions with RSI which could result in taking these costs into account as part of an expansion of the contractual and business relationship between the two companies.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K:

            Report on Form 8-K filed with the Securities and Exchange Commission on March 01, 2002 (Items 5 and 7).

            Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2002 (Item 7).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 13 day of May, 2002

EQUITY MARKETING, INC. /s/ LAWRENCE J. MADDEN Lawrence J. Madden Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)