Form 10-Q
period 2002-06-30
EQUITY MARKETING INC
filed 2002-08-14
CIK 911151

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

     Common Stock, $.001 Par Value, 5,698,603 shares as of August 12, 2002.

EQUITY MARKETING, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
June 30, 2002

		Page

Part I.	Financial Information

	Item 1. Financial Statements	3

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Part II.	Other Information

	Item 1. Legal Proceedings	22

	Item 4. Submission of Matters to a Vote of Security Holders	22

	Item 6. Exhibits and Reports on Form 8-K	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ASSETS

	December 31,	June 30,
	2001	2002

		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$21,935	$26,106
Marketable securities	7,200	2,500
Accounts receivable (net of allowances of $2,336 and $2,317 as of December 31, 2001 and June 30, 2002, respectively)	22,695	27,246
Note receivable	2,183	—
Inventories	9,337	12,882
Prepaid expenses and other current assets	6,775	7,311

Total current assets	70,125	76,045
Fixed assets, net	4,178	3,845
Goodwill	24,690	21,277
Other intangibles, net	749	730
Other assets	1,620	1,492

Total assets	$101,362	$103,389

The accompanying notes are an integral part of these condensed consolidated balance sheets.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	June 30,
	2001	2002

		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$22,114	$25,023
Accrued liabilities	11,391	12,217

Total current liabilities	33,505	37,240
LONG-TERM LIABILITIES	2,335	2,155

Total liabilities	35,840	39,395

COMMITMENTS AND CONTINGENCIES
Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, $.001 par value per share, 20,000,000 shares authorized, 5,715,293 and 5,696,353 shares outstanding as of December 31, 2001 and June 30, 2002, respectively	—	—
Additional paid-in capital	20,050	20,172
Retained earnings	35,964	33,933
Accumulated other comprehensive income	242	1,014

	56,256	55,119
Less—
Treasury stock, 2,869,793 and 2,899,608 shares, at cost, as of December 31, 2001 and June 30, 2002, respectively	(13,773)	(14,164)
Unearned compensation	(10)	(10)

Total stockholders’ equity	42,473	40,945

Total liabilities and stockholders’ equity	$101,362	$103,389

The accompanying notes are an integral part of these condensed consolidated balance sheets.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

REVENUES	$28,237	$47,151	$56,264	$83,266
COST OF SALES	20,234	34,877	40,071	61,781
FORGIVENESS OF NOTE RECEIVABLE	—	1,685	—	1,685

Gross profit	8,003	10,589	16,193	19,800

OPERATING EXPENSES:
Salaries, wages and benefits	3,547	4,648	7,276	8,925
Selling, general and administrative	3,561	5,043	7,276	9,120

Total operating expenses	7,108	9,691	14,552	18,045

Income from operations	895	898	1,641	1,755
OTHER INCOME, net	415	22	1,194	70

Income before provision for income taxes and cumulative effect of change in accounting principles	1,310	920	2,835	1,825
PROVISION FOR INCOME TAXES	450	375	1,060	610

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	$860	$545	$1,775	$1,215
Cumulative effect of change in accounting principles, net of tax	—	—	—	(2,496)

Net income (loss)	$860	$545	$1,775	$(1,281)

NET INCOME (LOSS)	860	545	1,775	(1,281)
PREFERRED STOCK DIVIDENDS	375	375	750	750

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	485	170	1,025	(2,031)

BASIC INCOME (LOSS) PER SHARE
Income per share before cumulative effect of change in accounting principles	$0.08	$0.03	$0.17	$0.08
Cumulative effect of change in accounting principles	—	—	—	(0.44)

INCOME (LOSS) PER SHARE	$0.08	$0.03	$0.17	$(0.36)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	6,061,811	5,695,293	6,084,228	5,701,818

DILUTED INCOME (LOSS) PER SHARE
Income per share before cumulative effect of change in accounting principles	$0.08	$0.03	$0.16	$0.08
Cumulative effect of change in accounting principles	—	—	—	(0.42)

INCOME (LOSS) PER SHARE	$0.08	$0.03	$0.16	$(0.34)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,175,984	5,928,828	6,243,296	5,918,665

The accompanying notes are an integral part of these condensed consolidated statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

NET INCOME (LOSS)	$860	$545	$1,775	$(1,281)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	—	1,176	—	942
Unrealized loss on foreign currency forward contracts	—	(175)	—	(170)

COMPREHENSIVE INCOME (LOSS)	$860	$1,546	$1,775	$(509)

The accompanying notes are an integral part of these condensed consolidated statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,775	$(1,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principles, net of tax	—	2,496
Depreciation and amortization	1,102	803
Provision for doubtful accounts	35	185
(Gain) loss on disposal of fixed assets	3	(13)
Tax benefit from exercise of stock options	230	12
Forgiveness of note receivable	—	1,685
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	11,863	(4,584)
Note receivable	4,068	498
Inventories	3,337	(3,401)
Prepaid expenses and other current assets	(1,100)	969
Other assets	(613)	130
Accounts payable	(3,195)	2,723
Accrued liabilities	(11,105)	611
Long-term liabilities	(40)	(75)

Net cash provided by operating activities	6,360	758

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(583)	(457)
Proceeds from sale of fixed assets	—	79
Proceeds from sale of marketable securities	5,100	4,700
Payment for purchase of Contract Marketing, Inc. and U.S. Import and Promotion Co.	(556)	—

Net cash provided by investing activities	3,961	4,322

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(750)	(750)
Purchase of treasury stock	(2,783)	(391)
Proceeds from exercise of stock options	1,111	110

Net cash used in financing activities	(2,422)	(1,031)

Net increase in cash and cash equivalents	7,899	4,049
Effects of exchange rate changes on cash and cash equivalents	—	122
CASH AND CASH EQUIVALENTS, beginning of period	32,405	21,935

CASH AND CASH EQUIVALENTS, end of period	$40,304	$26,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$80	$133

Income taxes	$2,397	$255

The accompanying notes are an integral part of these condensed consolidated statements.

EQUITY MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

       Equity Marketing, Inc. , a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, Richmond, London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with particular expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing and environmental marketing. The Company’s clients include Burger King Corporation, The Coca-Cola Company, CVS/pharmacy, Hallmark Cards, Kellogg’s, Morgan Stanley, Procter & Gamble and J.E. Seagram & Sons, among others. The Company complements its core promotions business by developing and marketing distinctive consumer products, based on trademarks it owns or classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe.

       Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

       On July 31, 2001, the Company acquired 100% of the common stock of Logistix Limited, a United Kingdom corporation, (“Logistix”) (see Note 7 — Acquisition). Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the license for the Robot Wars® entertainment property, among others.

       On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”) (see Note 8 — Subsequent Event). UPSHOT is a marketing agency, specializing in promotion, event, collaborative and environmental marketing. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as The Coca-Cola Company, Hallmark Cards, The Minute Maid Company, Morgan Stanley, Proctor & Gamble and J.E. Seagram & Sons.

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

       Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the dilutive effect of the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,846,166 and 1,226,166 shares of common stock, $.001 par value per share (the “Common Stock”), as of June 30, 2001 and 2002, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended June 30, 2001 and 2002, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”:

	For the Three Months Ended June 30,

	2001			2002

	Income	Shares	Per Share	Income	Share	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Income available to common stockholders	$485	6,061,811	$0.08	$170	5,695,293	$0.03

Effect of Dilutive Securities:
Options and warrants	—	114,173		—	233,535

Dilutive EPS:
Income available to common stockholders and assumed conversion	$485	6,175,984	$0.08	$170	5,928,828	$0.03

	For the Six Months Ended June 30,

	2001			2002

	Income	Shares	Per Share	Income	Share	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Income (loss) available to common stockholders	$1,025	6,084,228	$0.17	$(2,031)	5,701,818	$(0.36)

Effect of Dilutive Securities:
Options and warrants	—	159,068		—	216,847

Dilutive EPS:
Income (loss) available to common stockholders and assumed conversion	$1,025	6,243,296	$0.16	$(2,031)	5,918,665	$(0.34)

INVENTORIES

     Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2001 and June 30, 2002, inventories consisted of the following:

	December 31,	June 30,
	2001	2002

Production-in-process	$3,991	$2,904
Finished goods	5,346	9,978

	$9,337	$12,882

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

     For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. Transaction gains or losses included in net income for the quarter ended June 30, 2002 were not significant.

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

     The Company uses derivatives to manage exposures to foreign currency. The Company’s objective for holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (expense) in the consolidated statement of operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to nine months in original maturity.

     The Company’s Logistix subsidiary entered into five foreign currency forward contracts to sell Euro’s in exchange for pound sterling aggregating GBP 2,412 at an average rate of 1.615. These contracts expire on various dates between July 2002 and March 2003. At June 30, 2002, these foreign currency forward contracts had a balance of GBP 2,135 and an estimated fair value of $(140). The fair value of the foreign currency forward contract is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2002. The unrealized loss on these contracts is reflected in accumulated other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board (“FASB”) effective June 30, 2001 for business combinations which are consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required the Company to perform a transitional goodwill impairment test, using values as of the beginning of the fiscal year that SFAS 142 is adopted. The Company completed the goodwill transitional impairment test in the second quarter of 2002. As a result, the Company determined that a non-cash charge in the amount of $2,496, net of tax, is required in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI”. The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore, results for the quarter ended March 31, 2002 have been adjusted retroactively. The Company has adopted the provisions of these statements for the acquisition of Logistix (see Note 7) effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, the Company has foregone all goodwill related amortization expense, which totaled $112 and $222, net of tax effect, for the three and six months ended June 30, 2001, respectively.

     Prior to implementing SFAS No. 142, the Company reviewed all goodwill assets for impairment under the methodology of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The undiscounted cash flows associated with all goodwill assets were in excess of the book value of the related goodwill assets, including USI goodwill. Therefore, no goodwill assets, including USI goodwill, were considered impaired under SFAS No. 121.

     For the three and six months ended June 30, 2001, the reconciliation of reported net income and diluted net income per share to adjusted net income and adjusted diluted net income per share reflecting the elimination of goodwill amortization is as follows:

	Three Months Ended	Six Months Ended

	June 30, 2001	June 30, 2001

Net income available to common stockholders, as reported	$485	$1,025
Add back: Elimination of goodwill amortization (net of tax effect)	112	222

Net income available to common stockholders, as adjusted	$597	$1,247

Diluted net income per share
Net income per share, as reported	$0.08	$0.16
Add back: Elimination of goodwill amortization (net of tax effect)	0.02	0.04

Net income available to common stockholders, as adjusted	$0.10	$0.20

The change in the carrying amount of goodwill from $24,690 as of December 31, 2001 to $21,277 as of June 30, 2002 reflects: the USI goodwill impairment charge of $(4,000), a foreign currency translation adjustment of $681 and the adjustment to reflect the net reduction to goodwill for the Logistix acquisition of $(94) (see Note 7). The entire balance of the goodwill relates to the promotions segment.

Identifiable intangibles of $730 as of June 30, 2002, and $749 as of December 31, 2001, a portion of which are subject to amortization are included in other intangibles in the condensed consolidated balance sheets.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for 2002 and generally is to be applied prospectively. The Company adopted SFAS No. 144 beginning January 1, 2002. The impact of such adoption did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. The Company does not expect a material impact on the consolidated financial statements as a result of the adoption of SFAS No. 145.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, the Company’s previously issued financial statements will not be restated. The Company is in the process of determining the impact SFAS No. 146 may have on its financial position and results of operations when it becomes effective.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform with the 2002 presentation.

NOTE 3 — SHORT-TERM DEBT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001 and February 8, 2002 certain covenants under the facility were amended. As of June 30, 2002, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of June 30, 2002, there were no amounts outstanding under the Facility.

Letters of credit outstanding as of December 31, 2001 and June 30, 2002 totaled $551 and $675, respectively.

NOTE 4 — STOCK REPURCHASE

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,448 to purchase an aggregate of 525,094 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through June 30, 2002, the Company spent $5,587 to purchase 453,215 shares at an average price of $12.33 per share including commissions. Since initiating the overall buyback program on July 20, 2000, the Company has spent $12,035 to purchase a total of 978,309 shares at an average price of $12.30 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program is being funded through working capital.

NOTE 5 — SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company has identified two reportable segments through which it conducts its continuing operations: promotions and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The promotions segment provides various services involving the design and execution of strategy-based marketing programs and produces promotional products used as free premiums or sold in conjunction with the purchase of other items. Promotional programs are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

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

Industry Segments

	As of and For the Three Months Ended June 30, 2001

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$24,442	$3,795	$—	$28,237

Income (loss) before provision (benefit) for income taxes	$4,080	$658	$(3,428)	$1,310
Provision (benefit) for income taxes	1,402	226	(1,178)	450

Net income (loss)	$2,678	$432	$(2,250)	$860

Fixed asset additions	$—	$—	$335	$335

Depreciation and amortization	$185	$—	$364	$549

Total assets	$38,941	$4,577	$52,267	$95,785

	As of and For the Three Months Ended June 30, 2002

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$39,971	$7,180	$—	$47,151

Income (loss) before provision (benefit) for income taxes	$4,574	$431	$(4,085)	$920
Provision (benefit) for income taxes	1,745	166	(1,536)	375

Net income (loss)	$2,829	$265	$(2,549)	$545

Fixed asset additions	$—	$—	$128	$128

Depreciation and amortization	$10	$16	$380	$406

Total assets	$55,519	$5,713	$42,157	$103,389

	As of and For the Six Months Ended June 30, 2001

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$47,591	$8,673	$—	$56,264

Income (loss) before provision (benefit) for income taxes	$8,203	$1,110	$(6,478)	$2,835
Provision (benefit) for income taxes	3,051	407	(2,398)	1,060

Net income (loss)	$5,152	$703	$(4,080)	$1,775

Fixed asset additions	$—	$—	$583	$583

Depreciation and amortization	$367	$—	$735	$1,102

Total assets	$38,941	$4,577	$52,267	$95,785

	As of and For the Six Months Ended June 30, 2002

		Consumer
	Promotions	Products	Corporate	Total

Total revenues	$69,897	$13,369	$—	$83,266

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	$8,295	$1,147	$(7,617)	$1,825
Provision (benefit) for income taxes	2,712	352	(2,454)	610

Income (loss) before cumulative effect of change in accounting principles	5,583	795	(5,163)	1,215
Cumulative effect of change in accounting principles, net of tax	2,496	—	—	2,496

Net income (loss)	$3,087	$795	$(5,163)	$(1,281)

Fixed asset additions	$—	$—	$457	$457

Depreciation and amortization	$69	$32	$702	$803

Total assets	$55,519	$5,713	$42,157	$103,389

NOTE 6 — NOTE RECEIVABLE

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

Restaurant Services, Inc. (“RSI”), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King Corporation, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at $15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the year ended December 31, 2000. This charge was offset by $1,084 of imputed interest income, at 9% per annum, recorded on the note receivable for 2000. In December 2001, the due date for the final payment on the note was extended from December 1, 2001 to September 30, 2002 due to ongoing discussions between the Company and RSI. On May 15, 2002, the Company agreed to forgive the remaining balance of $1,685 as consideration for a new interim Master Supply Agreement with RSI. The Company recorded the forgiveness in the condensed consolidated statement of operations for the quarter ended June 30, 2002. Simultaneously with the execution of the new interim Master Supply Agreement, the Company and RSI also executed a Release and Settlement Agreement pursuant to which the parties resolved certain outstanding issues that have arisen between the two organizations over the last three years. In connection with the Release and Settlement Agreement, the Company is released from any liability incurred by RSI and associated with the December 1999 recall of Pokémon™ balls included with Burger King kids meals. The Company expects to negotiate a revised longer-term contract with RSI before the end of the year.

As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 23% and 21% of the products purchased from the Company by the Burger King system for the three months ended June 30, 2001 and 2002, respectively.

NOTE 7 — ACQUISITION

     On July 31, 2001, the Company acquired 100% of the common stock of Logistix in exchange for 8,500 British pounds ($12,144 as of July 31, 2001) in cash plus related transaction costs of $1,011. Potential additional cash consideration may be paid based upon the results of operations of Logistix during the three year period ended December 31, 2004. Any additional consideration paid will be recorded as additional purchase price. The acquisition was financed through the Company’s existing cash reserves.

     The Logistix acquisition has been accounted under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities, which potentially could result in adjustments to goodwill of 10% or less. The allocation of the purchase price may change based upon these valuations. During the six months ended June 30, 2002, the preliminary allocation of the purchase price was adjusted to revise the estimated value of the deferred tax liabilities and certain accrued liabilities. These adjustments resulted in a net reduction to Goodwill of $94. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net Current assets	$6,280
Property, plant and equipment	430
Other non-current assets	11
Net current liabilities	(6,246)
Non-current liabilities	(285)

Estimated fair value, net assets acquired	190
Goodwill	12,083
Other Intangible assets	882

Total Purchase Price	$13,155

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

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Pro forma revenues	$31,583	$63,663
Pro forma net income	$452	$1,071
Pro forma basic income per share	$0.01	$0.05
Pro forma diluted income per share	$0.01	$0.05

Refer to Note 2 for further discussion of the method of computation of earnings per share.

NOTE 8 — SUBSEQUENT EVENT

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves.

The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for a cash purchase price of $10.25 million less the amount of UPSHOT’s net working capital deficit. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. HA-LO, which is the parent company of Promotional Marketing, is currently in Chapter 11 bankruptcy proceedings, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

The foregoing description of the Purchase Agreement and related transactions does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement and the press release issued by the Company on July 18, 2002 which were attached as exhibits to a Current Report on Form 8-K filed with the SEC on July 24, 2002.

In connection with the UPSHOT acquisition, the Company is currently formulating its integration plan. In connection with this integration plan, the Company is evaluating the current cost structure at both the Company and at UPSHOT. Furthermore, in order to combine and streamline the operations of the two companies, the Company may incur certain one-time integration costs, such as training UPSHOT personnel, upgrading the Company’s computer system, consolidating and restructuring certain functions, and severance and other expenses relating to personnel performing duplicative functions.

NOTE 9 — LEGAL PROCEEDINGS

The Perper Matter

On February 1, 2002, Alan Perper filed a complaint (No. BC 267 408) against the Company, Donald A. Kurz (Chairman of the Board and Chief Executive Officer of the Company) and Gaetano Mastropasqua (Executive Vice President, Client Services, of the Company) in the Superior Court of the State of California, County of Los Angeles. The plaintiff is a former employee of the Company who was terminated in November 2001. The complaint alleges that the plaintiff was wrongfully terminated and seeks $2,000,000 in compensatory damages plus punitive damages, interest and attorneys’ fees for (i) breach of written contract; (ii) breach of covenant of good faith and fair dealing; (iii) fraudulent deceit; (iv) intentional infliction of emotional distress; and (v) negligent infliction of emotional distress. Pursuant to indemnification agreements between the Company and each of Messrs. Kurz and Mastropasqua, the Company is obligated to defend and indemnify them in this matter. The Company believes the allegations of the complaint are without merit and is currently defending the action vigorously. Discovery is ongoing and hearings have been held on various law and motion issues in the case.

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

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect the Company’s financial condition and results of operations

•	Increased competitive pressure, which may affect the sales of the Company’s products

•	Dependence on nonrenewable product orders by Burger King, which promotions are in effect for a limited period of time

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company’s financial condition and results of operations

•	Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King

•	Significant quarter-to-quarter variability in the Company’s revenues and net income, which may result in operating results below the expectations of securities analysts and investors

•	Dependence on foreign manufacturers, which may increase the costs of the Company’s products and affect the demand for such products

Financing Risks

•	Currency fluctuations, which may affect the Company’s suppliers and the Company’s reportable income

Other Risks

•	Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. The Company’s product liability insurance coverage generally excludes such costs and damages resulting from product recall

•	Potential negative impact of past or future acquisitions, which may disrupt the Company’s ongoing business, distract senior management and increase expenses, (including risks associated with the financial condition and integration of UPSHOT which was recently acquired by the Company)

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs

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

ORGANIZATION AND BUSINESS

     Equity Marketing, Inc. , a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, Richmond, London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with particular expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing and environmental marketing. The Company’s clients include Burger King Corporation, The Coca-Cola Company, CVS/pharmacy, Hallmark Cards, Kellogg’s, Morgan Stanley, Procter & Gamble and J.E. Seagram & Sons, among others. The Company complements its core promotions business by developing and marketing distinctive consumer products, based on trademarks it owns or classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe.

     Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

     On July 31, 2001, the Company acquired 100% of the common stock of Logistix Limited, a United Kingdom corporation (“Logistix”). Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the license for the Robot Wars® entertainment property, among others.

     On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”). UPSHOT is a marketing agency, specializing in promotion, event, collaborative and environmental marketing. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as The Coca-Cola Company, Hallmark Cards, The Minute Maid Company, Morgan Stanley, Proctor & Gamble and J.E. Seagram & Sons.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	74.0	71.2	74.2
Forgiveness of note receivable	—	3.5	—	2.0

Gross profit	28.3	22.5	28.8	23.8

Operating Expenses:
Salaries, wages and benefits	12.6	9.9	12.9	10.7
Selling, general and administrative	12.6	10.7	12.9	11.0

Total operating expenses	25.2	20.6	25.8	21.7

Income from operations	3.1	1.9	3.0	2.1
Other income, net	1.5	0.1	2.1	0.1

Income before provision for income taxes	4.6	2.0	5.1	2.2
Provision for income taxes	1.6	0.8	1.9	0.7

Income before cumulative effect of change in accounting principles	3.0	1.2	3.2	1.5

Cumulative effect of change in accounting principles, net of tax	—	—	—	(3.0)

Net income (loss)	3.0%	1.2%	3.2%	(1.5)%

EBITDA

     While many in the financial community consider earnings before other income, taxes, depreciation and amortization (“EBITDA”) to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The Company’s calculation of EBITDA excludes the impact of forgiveness of note receivable. The following table sets forth EBITDA for the periods indicated:

	For Three Months Ended June 30,		For Six Months Ended June 30,

	2001	2002	2001	2002

Net income (loss)	$860	$545	$1,775	$(1,281)
Add: Forgiveness of note receivable	—	1,685	—	1,685
Depreciation and amortization	549	406	1,102	803
Other income, net	(415)	(22)	(1,194)	(70)
Provision for income taxes	450	375	1,060	610
Cumulative effect of change in accounting principles, net of tax	—	—	—	2,496

EBITDA	$1,444	$2,989	$2,743	$4,243

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS):

Revenues for the three months ended June 30, 2002 increased $18,914, or 67.0%, to $47,151 from $28,237 in the comparable period in 2001. Promotions revenues increased $15,529, or 63.5%, to $39,971 primarily as a result of increased revenues associated with Burger King programs in 2002 compared to the same period in 2001. This increase was also attributable to additional promotions revenues generated by Logistix following its acquisition by the Company in July 2001. Consumer Product revenues increased $3,385, or 89.2%, to $7,180 primarily due to increased sales of Scooby-Doo™ product both domestically and internationally. The revenue increase was also partially attributable to revenues from Robot Wars® subsequent to the Logistix acquisition, and was partially offset by decreased sales of Tub Tints® product.

Cost of sales increased $14,643 to $34,877 (74.0% of revenues) for the three months ended June 30, 2002 from $20,234 (71.7% of revenues) in the comparable period in 2001 due to the higher sales volume in 2002. The gross margin percentage decreased to 22.5% for the three months ended June 30, 2002 from 28.3% in the comparable period for 2001. This decrease is primarily the result of a charge for the forgiveness of the note receivable from RSI for $1,685 (3.5% of revenues) (see “Note Receivable”) as well as lower Consumer Product margins as a result of an increased mix of lower margin product.

Salaries, wages and benefits increased $1,101, or 31.0%, to $4,648, (9.9% of revenues) for the three months ended June 30, 2002 from $3,547 (12.6% of revenues) in the comparable period for 2001. This increase was primarily attributable to the addition of employees from the acquisition of Logistix. Salaries, wages and benefits decreased as a percentage of revenues from 12.6% to 9.9%, as a result of revenues increasing at a greater rate.

Selling, general and administrative expenses increased $1,482, or 41.6%, to $5,043 (10.7% of revenues) for the three months ended June 30, 2002 from $3,561 (12.6% of revenues) in the comparable period for 2001. The increase is primarily the result of higher selling expenses associated with increased sales in 2002. This increase was also attributable to additional operating expenses resulting from the acquisition of Logistix, partially offset by a decrease in amortization expense. Selling, general and administrative expenses decreased as a percentage of revenues from 12.6% to 10.7% as a result of revenues increasing at a greater rate.

Net other income decreased $393 to $22 for the three months ended June 30, 2002 from $415 in the comparable period for 2001. This decrease was attributable to a decline in interest rates as well as to the reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisition of Logistix and the stock buyback program.

The effective tax rate for the three months ended June 30, 2002 was 40.8% compared to 34.4% for the same period in 2001. The increase was primarily due to significantly lower tax free municipal interest income in 2002 as compared to 2001.

Net income decreased $315, or 36.6%, to $545 (1.2% of revenues) from $860 (3.0% of revenues) in 2001 due to the forgiveness of the note receivable from RSI, the increase in salaries, wages and benefits, selling, general and administrative expenses, as well as decreased net other income. The decrease was partially offset by the increase in gross profit earned on higher revenues in 2002.

For the three months ended June 30, 2002, EBITDA increased $1,545, or 107.0%, to $2,989 from $1,444 in 2001 primarily due to the increase in gross profit offset by the increase in salaries, wages and benefits and selling, general and administrative expenses in 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001 (IN THOUSANDS):

Revenues for the six months ended June 30, 2002 increased $27,002, or 48.0%, to $83,266 from $56,264 in the comparable period in 2001. Promotions revenues increased $22,306 to $69,897 primarily as a result of increased revenues associated with Burger King programs in 2002 compared to the same period in 2001. This increase was also attributable to additional promotions revenues generated by Logistix following its acquisition by the Company in July 2001. Consumer Product revenues increased $4,696, or 54.1%, to $13,369 primarily due to increased sales of Scooby-Doo™ product both domestically and internationally. The revenue increase was also partially attributable to revenues from Robot Wars® subsequent to the Logistix acquisition, partially offset by decreased sales of Tub Tints® product.

Cost of sales increased $21,710 to $61,781 (74.2% of revenues) for the six months ended June 30, 2002 from $40,071 (71.2% of revenues) in the comparable period in 2001 primarily due to the higher sales volume in 2002. The gross margin percentage decreased to 23.8% for the six months ended June 30, 2002 from 28.8% in the comparable period for 2001. This decrease is primarily the result of a charge for the forgiveness of the note receivable from RSI for $1,685 (2.0% of revenues) (see “Note Receivable”) and margin pressure in the promotions business as a result of shorter program lead times which resulted in increased tooling and freight costs. This decrease was also partially the result of lower Consumer Product margins as a result of an increased mix of lower margin product.

Salaries, wages and benefits increased $1,649, or 22.7%, to $8,925, (10.7% of revenues) for the six months ended June 30, 2002 from $7,276 (12.9% of revenues) in the comparable period in 2001. This increase was primarily attributable to the addition of employees from the acquisition of Logistix. Salaries, wages and benefits decreased as a percentage of revenues from 12.9% to 10.7%, as a result of revenues increasing at a greater rate.

Selling, general and administrative expenses increased $1,844, or 25.3%, to $9,120 (11.0% of revenues) for the six months ended June 30, 2002 from $7,276 (12.9% of revenues) in the comparable period in 2001. The increase is primarily the result of higher selling expenses associated with increased sales in 2002. This increase was also attributable to additional operating expenses resulting from the acquisition of Logistix, partially offset by a decrease in amortization expense. Selling, general and administrative expenses decreased as a percentage of revenues from 12.9% to 11.0% as a result of revenues increasing at a greater rate.

Net other income decreased $1,124, or 94.1%, to $70 for the six months ended June 30, 2002 from $1,194 in the comparable period for 2001. This decrease was attributable to a decline in interest rates as well as to the reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisition of Logistix and the stock buyback program.

The effective tax rate for the six months ended June 30, 2002 was 33.4% compared to 37.4% for the same period in 2001. The decrease was primarily due to an increased percentage of the Company’s earnings being generated internationally in territories which have more favorable tax rates, partially offset by significantly lower tax free municipal interest income.

The cumulative effect of change in accounting principles is due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. SFAS 142 also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. As a result of this evaluation, the Company recorded a charge of $2,496, net of tax, in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI”. The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore results for the quarter ended March 31, 2002 have been adjusted retroactively.

Net income decreased $3,056, or 172.2%, to $(1,281) ((1.5)% of revenues) from $1,775 (3.2% of revenues) in 2001. The decrease was primarily due to the cumulative effect of change in accounting principles of $2,496, net of tax, a charge for the forgiveness of the note receivable from RSI, increased salaries, wages and benefits and selling, general and administrative expenses and decreased net other income, partially offset by the increased gross profit earned on higher revenues and a reduced effective tax rate in 2002.

For the six months ended June 30, 2002, EBITDA increased $1,500, or 54.7%, to $4,243 from $2,743 in 2001. The increase is primarily due to the increase in gross profit offset by the increase in salaries, wages and benefits and selling, general and administrative expenses in 2002.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s financial position remained strong in the second quarter of 2002. At June 30, 2002, the Company had no debt and its cash, cash equivalents and marketable securities were $28,606, compared to $29,135 as of December 31, 2001.

As of June 30, 2002, the Company’s net accounts receivable increased $4,551 to $27,246 from $22,695 at December 31, 2001. This increase was attributable to increased Promotions and Consumer Product revenues in June 2002. As of June 30, 2002, inventories increased $3,545 to $12,882 from $9,337 in December 31, 2001. This increase in inventories is primarily the result of increased promotional programs expected to be delivered in the third quarter relative to the first quarter. Promotions inventories represent 92% and 80% of total inventories as of June 30, 2002 and December 31, 2001, respectively.

As of June 30, 2002, accounts payable increased $2,909 to $25,023 from $22,114 at December 31, 2001. This increase is primarily associated with the increase in inventory.

As of June 30, 2002, accrued liabilities increased $826 to $12,217 from $11,391 at December 31, 2001. This increase is primarily attributable to administrative fees collected from distribution companies during the second quarter of 2002 on behalf of promotional customers.

As of June 30, 2002, working capital was $38,805 compared to $36,620 at December 31, 2001. Cash flows from operations for the six months ended June 30, 2002 were $758 compared to $6,360 in the prior year. This decrease is the result of increased working capital needs resulting from higher revenues and the timing of promotional programs. With the exception of a sale of marketable securities, the Company did not have any significant investing activities in the quarter. On July 17, 2002, the Company acquired the principal assets of UPSHOT, in exchange for $10.25 million in cash plus additional consideration contingent upon the results of certain performance targets attained in the twelve month ending July 31, 2003. The acquisition was financed through the Company’s existing cash reserves. As of the date hereof, the Company believes that its cash from operations, cash, cash equivalents and marketable securities at June 30, 2002 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

CREDIT FACILITIES

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001 and February 8, 2002 certain covenants under the facility were amended. As of June 30, 2002, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of June 30, 2002, there were no amounts outstanding under the Facility.

STOCK REPURCHASE

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,448 to purchase an aggregate of 525,094 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through June 30, 2002, the Company spent $5,587 to purchase 453,215 shares at an average price of $12.33 per share including commissions. Since initiating the overall buyback program on July 20, 2000, the Company has spent $12,035 to purchase a total of 978,309 shares at an average price of $12.30 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program is being funded through working capital.

NOTE RECEIVABLE

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

Restaurant Services, Inc. (“RSI”), a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King Corporation, is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants located in the United States. Subsequent to January 31, 2000, the Company reached an agreement with RSI in which RSI purchased all pre-petition trade receivables owed to the Company by AmeriServe in exchange for a two-year non-interest-bearing note valued at

$15,970 and satisfaction of certain contractual obligations owed by the Company to RSI. This agreement resulted in a net pre-tax charge of $1,014 for the quarter ended December 31, 1999. A note receivable of $10,515 was recorded on the consolidated balance sheet as of December 31, 1999. $6,642 of the $28,774 pre-petition trade receivables related to sales made in January 2000. Accordingly, the remaining $5,455 portion of the note receivable was recorded in January 2000, and resulted in a net pre-tax charge of $482 for the year ended December 31, 2000. This charge was offset by $1,084 of imputed interest income, at 9% per annum, recorded on the note receivable for 2000. In December 2001, the due date for the final payment on the note was extended from December 1, 2001 to September 30, 2002 due to ongoing discussions between the Company and RSI. On May 15, 2002, the Company agreed to forgive the remaining balance of $1,685 as consideration for a new interim Master Supply Agreement with RSI. The Company recorded the forgiveness in the condensed consolidated statement of operations for the quarter ended June 30, 2002. Simultaneously with the execution of the new interim Master Supply Agreement, the Company and RSI also executed a Release and Settlement Agreement pursuant to which the parties resolved certain outstanding issues that have arisen between the two organizations over the last three years. In connection with the Release and Settlement Agreement, the Company is released from any liability incurred by RSI and associated with the December 1999 recall of Pokémon™ balls included with Burger King kids meals. The Company expects to negotiate a revised longer-term contract with RSI before the end of the year.

As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 23% and 21% of the products purchased from the Company by the Burger King system for the three months ended June 30, 2001 and 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board (“FASB”) effective June 30, 2001 for business combinations which are consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required the Company to perform a transitional goodwill impairment test, using values as of the beginning of the fiscal year that SFAS 142 is adopted. The Company completed the goodwill transitional impairment test in the second quarter of 2002. As a result, the Company determined that a non-cash charge in the amount of $2,496, net of tax, is required in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI”. The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore, results for the quarter ended March 31, 2002 have been adjusted retroactively. The Company has adopted the provisions of these statements for the acquisition of Logistix effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, the Company has foregone all related amortization expense, which totaled $112 and $222, net of tax effect, for the three and six months ended June 30, 2001, respectively.

Prior to implementing SFAS No. 142, the Company reviewed all goodwill assets for impairment under the methodology of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. The undiscounted cash flows associated with all goodwill assets were in excess of the book value of the related goodwill assets, including USI goodwill. Therefore, no goodwill assets, including USI goodwill, were considered impaired under SFAS No. 121.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for 2002 and generally is to be applied prospectively. The Company adopted SFAS No. 144 beginning January 1, 2002. The impact of such adoption did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The Company does not expect a material impact on the consolidated financial statements as a result of the adoption of SFAS No. 145.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities", which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, the Company’s previously issued financial statements will not be restated. The Company is in the process of determining the impact SFAS No. 146 may have on its financial position and results of operations when it becomes effective.

SUBSEQUENT EVENT

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves.

The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for a cash purchase price of $10.25 million less the amount of UPSHOT’s net working capital deficit. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. HA-LO, which is the parent company of Promotional Marketing, is currently in Chapter 11 bankruptcy proceedings, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

The foregoing description of the Purchase Agreement and related transactions does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement and the press release issued by the Company on July 18, 2002 which were attached as exhibits to a Current Report on Form 8-K filed with the SEC on July 24, 2002.

In connection with the UPSHOT acquisition, the Company is currently formulating its integration plan. In connection with this integration plan, the Company is evaluating the current cost structure at both the Company and at UPSHOT. Furthermore, in order to combine and streamline the operations of the two companies, the Company may incur certain one-time integration costs, such as training UPSHOT personnel, upgrading the Company’s computer system, consolidating and restructuring certain functions, and severance and other expenses relating to personnel performing duplicative functions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Perper Matter

On February 1, 2002, Alan Perper filed a complaint (No. BC 267 408) against the Company, Donald A. Kurz (Chairman of the Board and Chief Executive Officer of the Company) and Gaetano Mastropasqua (Executive Vice President, Client Services, of the Company) in the Superior Court of the State of California, County of Los Angeles. The plaintiff is a former employee of the Company who was terminated in November 2001. The complaint alleges that the plaintiff was wrongfully terminated and seeks $2,000,000 in compensatory damages plus punitive damages, interest and attorneys’ fees for (i) breach of written contract; (ii) breach of covenant of good faith and fair dealing; (iii) fraudulent deceit; (iv) intentional infliction of emotional distress; and (v) negligent infliction of emotional distress. Pursuant to indemnification agreements between the Company and each of Messrs. Kurz and Mastropasqua, the Company is obligated to defend and indemnify them in this matter. The Company believes the allegations of the complaint are without merit and is currently defending the action vigorously. Discovery is ongoing and hearings have been held on various law and motion issues in the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 23, 2002. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were approved by the Stockholders:

			Votes Against or	Abstentions and
		Votes For	Withheld	Broker Non-Votes

1.	Election of Directors by holders of Common Stock
	Stephen P. Robeck	5,633,414	20,837	—
	Donald A. Kurz	5,633,394	20,857	—
	Mitchell H. Kurz	5,633,394	20,857	—
	Bruce Raben	5,633,319	20,932	—
	Alfred E. Osborne Jr	5,633,719	20,532	—
	Jonathan D. Kaufelt	5,631,119	23,132	—
	Sanford R. Climan	5,633,716	20,535	—
2.	Election of Directors by holders of Series A Preferred Stock
	Jason Ackerman	25,000	—	—
	Jeffrey S. Deutschman	25,000	—	—
3.	Approval of the amendment to the Equity Marketing, Inc. 2000 Stock Option Plan	4,640,232	374,955	2,333,979
4.	Approval of the amendment to Equity Marketing’s Certificate of Incorporation	7,110,290	223,526	15,350

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2002 (Item 7).

Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2002 (Item 7).

Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2002 (Items 4 and 7).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles and State of California on the 14th day of August, 2002

EQUITY MARKETING, INC.

/s/ LAWRENCE J. MADDEN

Lawrence J. Madden Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)