Form 10-Q
period 2002-09-30
EQUITY MARKETING INC
filed 2002-11-15
CIK 911151

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes [  ]       No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value, 5,748,603 shares as of November 11, 2002.

EQUITY MARKETING, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
September 30, 2002

			Page

Part I.	Financial Information
	Item 1.	Financial Statements	3
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 4.	Controls and Procedures	26
Part II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ASSETS

	December 31,	September 30,
	2001	2002

		(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$21,935	$22,847
Marketable securities	7,200	500
Accounts receivable (net of allowances of $2,336 and $2,596 as of December 31, 2001 and September 30, 2002, respectively)	22,695	29,463
Note receivable (Note 6)	2,183	—
Inventories (Note 2)	9,337	13,581
Prepaid expenses and other current assets	6,775	6,607

Total current assets	70,125	72,998
Fixed assets, net	4,178	4,243
Goodwill (Notes 2 and 7)	24,690	33,091
Other intangibles, net (Notes 2 and 7)	749	846
Other assets	1,620	1,547

Total assets	$101,362	$112,725

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	September 30,
	2001	2002

		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$22,114	$24,001
Accrued liabilities	11,391	20,422

Total current liabilities	33,505	44,423
LONG-TERM LIABILITIES	2,335	2,143

Total liabilities	35,840	46,566

COMMITMENTS AND CONTINGENCIES
Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 5,715,293 and 5,748,603 shares outstanding as of December 31, 2001 and September 30, 2002, respectively	—	—
Additional paid-in capital	20,050	20,854
Retained earnings	35,964	35,689
Accumulated other comprehensive income	242	1,366

	56,256	57,909
Less–
Treasury stock, 2,869,793 and 2,899,608 shares, at cost, as of December 31, 2001 and September 30, 2002, respectively (Note 4)	(13,773)	(14,164)
Unearned compensation	(10)	(635)

Total stockholders’ equity	42,473	43,110

Total liabilities and stockholders’ equity	$101,362	$112,725

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

REVENUES	$40,828	$53,119	$97,092	$136,385
COST OF SALES	29,187	38,084	69,258	99,865
FORGIVENESS OF NOTE RECEIVABLE (Note 6)	—	—	—	1,685

Gross profit	11,641	15,035	27,834	34,835

OPERATING EXPENSES:
Salaries, wages and benefits	4,152	6,054	11,428	14,979
Selling, general and administrative	4,725	5,490	12,001	14,552
Integration costs (Note 7)	81	161	81	219
Restructuring charge (Note 8)	—	178	—	178

Total operating expenses	8,958	11,883	23,510	29,928

Income from operations	2,683	3,152	4,324	4,907
OTHER INCOME, net	206	121	1,400	191

Income before provision for income taxes and cumulative effect of change in accounting principles	2,889	3,273	5,724	5,098
PROVISION FOR INCOME TAXES	1,088	1,142	2,148	1,752

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	$1,801	$2,131	$3,576	$3,346
Cumulative effect of change in accounting principles, net of tax (Note 2)	—	—	—	(2,496)

Net income	$1,801	$2,131	$3,576	$850

NET INCOME	1,801	2,131	3,576	850
PREFERRED STOCK DIVIDENDS	375	375	1,125	1,125

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	1,426	1,756	2,451	(275)

BASIC INCOME (LOSS) PER SHARE
Income per share before cumulative effect of change in accounting principles	$0.24	$0.31	$0.41	$0.39
Cumulative effect of change in accounting principles	—	—	—	(0.44)

BASIC INCOME (LOSS) PER SHARE	$0.24	$0.31	$0.41	$(0.05)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,978,322	5,740,001	6,048,926	5,714,546

DILUTED (LOSS) INCOME PER SHARE
Income per share before cumulative effect of change in accounting principles	$0.23	$0.28	$0.39	$0.38
Cumulative effect of change in accounting principles	—	—	—	(0.42)

DILUTED INCOME (LOSS) PER SHARE	$0.23	$0.28	$0.39	$(0.05)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	7,877,538	7,582,285	6,223,071	5,908,233

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

NET INCOME	$1,801	$2,131	$3,576	$850
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments (Note 2)	377	222	377	1,164
Unrealized gain (loss) on foreign currency forward contracts (Note 2)	—	130	—	(40)

COMPREHENSIVE INCOME	$2,178	$2,483	$3,953	$1,974

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,576	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principles, net of tax	—	2,496
Depreciation and amortization	1,770	1,311
Provision for doubtful accounts	163	334
(Gain) loss on disposal of fixed assets	3	(12)
Tax benefit from exercise of stock options	246	16
Amortization of restricted stock	—	33
Forgiveness of note receivable	—	1,685
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	3,228	(4,250)
Note receivable	6,171	498
Inventories	(1,409)	(2,430)
Prepaid expenses and other current assets	(277)	2,552
Other assets	(665)	75
Accounts payable	(1,291)	(1,234)
Accrued liabilities	(7,149)	4,120
Long-term liabilities	(72)	(92)

Net cash provided by operating activities	4,294	5,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(889)	(624)
Proceeds from sale of fixed assets	—	133
Proceeds from sale of marketable securities	5,100	6,700
Payment for purchase of UPSHOT	—	(9,997)
Payment for purchase of Logistix Limited, net of $1,747 cash acquired	(11,408)	—
Payment for purchase of Contract Marketing, Inc. and U.S. Import and Promotion Co.	(556)	—

Net cash used in investing activities	(7,753)	(3,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(1,125)	(1,125)
Purchase of treasury stock	(5,078)	(391)
Proceeds from exercise of stock options	1,227	130

Net cash used in financing activities	(4,976)	(1,386)

Net (decrease) increase in cash and cash equivalents	(8,435)	778
Effects of exchange rate changes on cash and cash equivalents	28	134
CASH AND CASH EQUIVALENTS, beginning of period	32,405	21,935

CASH AND CASH EQUIVALENTS, end of period	$23,998	$22,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$157	$184

Income taxes	$2,179	$255

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with particular expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing and environmental marketing. The Company’s clients include Burger King Corporation, CVS/pharmacy, Diageo, Kellogg’s, Morgan Stanley, and Procter & Gamble, among others. The Company complements its core promotions business by developing and marketing distinctive consumer products, based on trademarks it owns or classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

On July 31, 2001, the Company acquired 100% of the common stock of Logistix Limited, a United Kingdom corporation, (“Logistix”) (see Note 7 — Acquisitions). Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the license for the Robot Wars® entertainment property, among others.

On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”) (see Note 7 — Acquisitions). UPSHOT is a marketing agency, specializing in promotion, event, collaborative, and environmental marketing. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as Diageo, Morgan Stanley, and Procter & Gamble.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the dilutive effect of the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,481,666 and 1,918,666 shares of common stock, $.001 par value per share (the “Common Stock”), as of September 30, 2001 and 2002, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the nine months ended September 30, 2001 and 2002, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”:

	For the Three Months Ended September 30,
	2001			2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to common stockholders	$1,426	5,978,322	$0.24	$1,756	5,740,001	$0.31

Preferred stock dividends	375	—		375	—
Effect of dilutive securities:
Options and warrants	—	204,301		—	147,369
Convertible preferred stock	—	1,694,915		—	1,694,915

Dilutive EPS:
Income available to common stockholders and assumed conversion	$1,801	7,877,538	$0.23	$2,131	7,582,285	$0.28

	For the Nine Months Ended September 30,
	2001			2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Income(loss) available to common stockholders	$2,451	6,048,926	$0.41	$(275)	5,714,546	$(0.05)

Effect of dilutive securities:
Options and warrants	—	174,145		—	193,687

Dilutive EPS:
Income (loss) available to common stockholders and assumed conversion	$2,451	6,223,071	$0.39	$(275)	5,908,233	$(0.05)

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2001 and September 30, 2002, inventories consisted of the following:

	December 31, 2001	September 30, 2002

Production-in-process	$3,991	$3,334
Finished goods	5,346	10,247

	$9,337	$13,581

As of September 30, 2002, inventories increased $4,244 to $13,581 from $9,337 at December 31, 2001. This increase in inventories is primarily the result of increased promotional programs expected to be delivered in the fourth quarter of 2002 relative to the first quarter of 2002.

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. Transaction gains or losses included in net income for the quarters ended September 30, 2001 and 2002 were not significant.

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

The Company’s Logistix subsidiary entered into four foreign currency forward contracts to sell Euro’s in exchange for pound sterling aggregating GBP 1,181 at an average rate of 1.596. These contracts expire on various dates between December 2002 and March 2003. At September 30, 2002, these foreign currency forward contracts had a balance of GBP 1,181 and an estimated fair value of $(10). The fair value of these foreign currency forward contracts is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002. The unrealized loss on these contracts is reflected in accumulated other comprehensive income.

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

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the three months ended September 30, 2001 and 2002 totaled $1,339 and $5,944, respectively. Service revenues for the nine months ended September 30, 2001 and 2002 totaled $2,445 and $6,435, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2001 and September 30, 2002 totaled $0 and $1,067, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying condensed consolidated balance sheet as of September 30, 2002. Unbilled revenues are expected to be billed and collected within the next six months.

The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101: “Revenue Recognition in Financial Statements.”

Goodwill and Other Intangibles

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board (“FASB”) effective June 30, 2001 for business combinations consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required the Company to perform a transitional goodwill impairment test, using values as of the beginning of the fiscal year that SFAS No. 142 is adopted. The Company completed the goodwill transitional impairment test in the second quarter of 2002. As a result, the Company determined that a non-cash charge in the amount of $2,496, net of tax, is required in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore, results for the quarter ended March 31, 2002 have been adjusted retroactively. The Company has adopted the provisions of these statements for the acquisition of Logistix (see Note 7) effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, the Company has foregone all related goodwill amortization expense, which totaled $125 and $367, net of tax effect, for the three and nine months ended September 30, 2001, respectively.

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

For the three and nine months ended September 30, 2001, the reconciliation of reported net income and diluted income per share to adjusted net income and adjusted diluted net income per share reflecting the elimination of goodwill amortization is as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Net income available to common stockholders, as reported	$1,426	$2,451
Add back: Elimination of goodwill amortization (net of tax effect)	125	367

Net income available to common stockholders, as adjusted	$1,551	$2,818

Diluted income per share
Income per share, as reported	$0.23	$0.39
Add back: Elimination of goodwill amortization (net of tax effect)	0.02	0.06

Income per share, as adjusted	$0.25	$0.45

The change in the carrying amount of goodwill from $24,690 as of December 31, 2001 to $33,091 as of September 30, 2002 reflects: the acquisition of UPSHOT of $11,571, the USI goodwill impairment charge of $(4,000), a foreign currency translation adjustment of $924 and the adjustment to reflect the net reduction to goodwill for the Logistix acquisition of $(94) (see Note 7). The entire balance of the goodwill relates to the promotions segment.

Identifiable intangibles of $846 as of September 30, 2002, and $749 as of December 31, 2001, a portion of which are subject to amortization, are included in other intangibles in the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for 2002 and generally is to be applied prospectively. The Company adopted SFAS No. 144 beginning January 1, 2002. The impact of such adoption did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The Company does not expect a material impact on the consolidated financial statements as a result of the adoption of SFAS No.  145.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, the Company ’s previously issued financial statements will not be restated. The Company is in the process of determining the impact SFAS No. 146 may have on its financial position and results of operations when it becomes effective.

Reclassifications

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform with the 2002 presentation. Such reclassifications did not change our previously reported net income or total common stockholders’ equity.

NOTE 3 – LINE OF CREDIT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank ’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002 and September 30, 2002, certain covenants under the facility were amended. As of September 30, 2002, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of September 30, 2002, there were no amounts outstanding under the Facility.

Letters of credit outstanding as of December 31, 2001 and September 30, 2002 totaled $551 and $973, respectively.

NOTE 4 – STOCK REPURCHASE

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,448 to purchase an aggregate of 525,094 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,587 to purchase 453,215 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. No shares have been repurchased as of September 30, 2002 under this authorization. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $12,035 to purchase a total of 978,309 shares at an average price of $12.30 per share including commissions. This repurchase program is being funded through working capital.

NOTE 5 – SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has identified two reportable segments through which it conducts its continuing operations: promotions and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The promotions segment provides various services involving strategic planning, research, entertainment marketing, event marketing, environmental marketing and the design and execution of strategy-based marketing programs and produces promotional products used as free premiums or sold in conjunction with the purchase of other items. Promotional programs are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

Earnings of industry segments exclude interest income, interest expense, depreciation expense, restructuring, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventories, receivables, goodwill and other intangibles. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.

Industry Segments

	As of and For the Three Months Ended September 30, 2001

	Promotions	Consumer Products	Corporate	Total

Total revenues	$30,958	$9,870	$—	$40,828

Income (loss) before provision (benefit) for income taxes	$4,811	$1,953	$(3,875)	$2,889
Provision (benefit) for income taxes	1,812	735	(1,459)	1,088

Net income (loss)	$2,999	$1,218	$(2,416)	$1,801

Fixed asset additions	$—	$—	$306	$306

Depreciation and amortization	$274	$—	$394	$668

Total assets	$68,202	$3,457	$36,031	$107,690

	As of and For the Three Months Ended September 30, 2002

	Promotions	Consumer Products	Corporate	Total

Total revenues	$42,711	$10,408	$—	$53,119

Income (loss) before provision (benefit) for income taxes	$7,143	$1,058	$(4,928)	$3,273
Provision (benefit) for income taxes	2,623	372	(1,853)	1,142

Net income (loss)	$4,520	$686	$(3,075)	$2,131

Fixed asset additions	$—	$—	$167	$167

Depreciation and amortization	$65	$17	$426	$508

Total assets	$70,546	$6,405	$35,774	$112,725

	As of and For the Nine Months Ended September 30, 2001

	Promotions	Consumer Products	Corporate	Total

Total revenues	$78,549	$18,543	$—	$97,092

Income (loss) before provision (benefit) for income taxes	$13,014	$3,063	$(10,353)	$5,724
Provision (benefit) for income taxes	4,863	1,142	(3,857)	2,148

Net income (loss)	$8,151	$1,921	$(6,496)	$3,576

Fixed asset additions	$—	$—	$889	$889

Depreciation and amortization	$641	$—	$1,129	$1,770

Total assets	$68,202	$3,457	$36,031	$107,690

	As of and For the Nine Months Ended September 30, 2002

	Promotions	Consumer Products	Corporate	Total

Total revenues	$112,608	$23,777	$—	$136,385

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	$15,438	$2,205	$(12,545)	$5,098
Provision (benefit) for income taxes	5,335	724	(4,307)	1,752

Income (loss) before cumulative effect of change in accounting principles	10,103	1,481	(8,238)	3,346
Cumulative effect of change in accounting principles, net of tax	2,496	—	—	2,496

Net income (loss)	$7,607	$1,481	$(8,238)	$850

Fixed asset additions	$—	$—	$624	$624

Depreciation and amortization	$134	$49	$1,128	$1,311

Total assets	$70,546	$6,405	$35,774	$112,725

NOTE 6 – NOTE RECEIVABLE

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

In December 2001, the due date for the final payment on the note was extended from December 1, 2001 to September 30, 2002 due to ongoing discussions between the Company and RSI. On May 15, 2002, the Company agreed to forgive the remaining balance of $1,685 as consideration for a new interim Master Supply Agreement with RSI. The Company recorded the forgiveness in the condensed consolidated statement of operations for the quarter ended June 30, 2002. Simultaneously with the execution of the new interim Master Supply Agreement, the Company and RSI also executed a Release and Settlement Agreement pursuant to which the parties resolved certain outstanding issues that have arisen between the two organizations over the last three years. In connection with the Release and Settlement Agreement, the Company is released from any further liability incurred by RSI and associated with the December 1999 recall of Pokémon™ balls included with Burger King kids meals. The Company expects to negotiate a revised longer-term contract with RSI and Burger King before the end of the year.

As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 22.2% and 19.0% of the products purchased from the Company by the Burger King system for the three months ended September 30, 2001 and 2002, respectively.

NOTE 7 – ACQUISITIONS

On July 31, 2001, the Company acquired 100% of the capital stock of Logistix in exchange for 8,500 British pounds ($12,144 as of July 31, 2001) in cash plus related transaction costs of $1,011. Potential additional cash consideration may be paid based upon the results of operations of Logistix during the three year period ended December 31, 2004. Any additional consideration paid will be recorded as additional purchase price. The acquisition was financed through the Company’s existing cash reserves.

The Logistix acquisition has been accounted under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. During the nine months ended September 30, 2002, the preliminary allocation of the purchase price was adjusted to revise the estimated value of the deferred tax liabilities and certain accrued liabilities. These adjustments resulted in a net reduction to goodwill of $94. The Company’s allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$6,280
Property, plant and equipment	430
Other non-current assets	11
Net current liabilities	(6,246)
Non-current liabilities	(285)

Estimated fair value, net assets acquired	190
Goodwill	12,083
Other intangible assets	882

Total purchase price	$13,155

The above amounts are reported using the exchange rate in effect as of July 31, 2001. $522 of the $882 of acquired intangible assets was assigned to the Logistix trademark, which is not subject to amortization. The remaining $360 of intangible assets is being amortized over estimated useful lives ranging from 0.4 to 3 years. Intangible assets associated with the Logistix acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill has an indefinite life and is not amortized.

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,312 in cash plus related transaction costs of $685. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. The additional consideration, if any, will be recorded as goodwill. HA-LO, which is the parent company of Promotional Marketing, is currently in Chapter 11 bankruptcy proceedings, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

The foregoing description of the Purchase Agreement and related transactions does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement and the press release issued by the Company on July 18, 2002 which were attached as exhibits to a Current Report on Form 8-K filed with the SEC on July 24, 2002.

The UPSHOT acquisition has been accounted under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities, which could result in adjustments to goodwill and other intangibles. The allocation of the purchase price may change based upon these valuations. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$5,096
Property, plant and equipment	700
Other non-current assets	1
Net current liabilities	(7,558)
Non-current liabilities	—

Estimated fair value, net liabilities assumed	(1,761)
Goodwill	11,571
Other intangible assets	187

Total purchase price	$9,997

The intangible assets of $187 are comprised of customer contracts and related customer relationships and sales order backlog and are being amortized over estimated useful lives ranging from 6 to 12 months. Intangible assets associated with the UPSHOT acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill has an indefinite life and is not amortized.

In connection with the UPSHOT acquisition, the Company formulated and implemented an integration plan and incurred integration costs, including travel and training costs. Such costs totaled $161 and $219 for the three months and for the nine months ended September 30, 2002, respectively, and were recorded as integration costs in the condensed consolidated statements of operations for the respective periods. The Company expects to incur some additional integration costs during the three months ended December 31, 2002.

The following selected unaudited pro forma consolidated results of operations are presented as if the Logistix and UPSHOT acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of intangibles, reduced interest income and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Pro forma revenues	$53,003	$54,867	$133,147	$150,386
Pro forma net income	$(1,940)	$2,071	$(6,470)	$(39)
Pro forma basic income per share	$(0.39)	$.30	$(1.26)	$(0.20)
Pro forma diluted income per share	$(0.39)	$.27	$(1.26)	$(0.20)

Refer to Note 2 for further discussion of the method of computation of earnings per share.

As of September 30, 2002, accrued liabilities increased $9,031 to $20,422 from $11,391 at December 31, 2001. This increase is primarily attributable to additional accruals subsequent to the acquisition of UPSHOT as well as administrative fees collected from distribution companies during the third quarter of 2002 on behalf of promotional customers and an accrual for employee performance bonuses.

NOTE 8 – RESTRUCTURING

During the quarter ended September 30, 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. The Company evaluated the current cost structure of both businesses. In connection with this plan the Company recorded a restructuring charge of $178 for the three months ended September 30, 2002. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated as of September 30, 2002, and is reflected as a restructuring charge in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2002. The workforce reduction included employees from the Company’s promotions division as well as other support services. $61 of the restructuring charge was paid as of September 30, 2002.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. The liabilities assumed in connection with this plan were not material to the Company’s balance sheet as of September 30, 2002.

NOTE 9 – WEST COAST PORT DISPUTE

In September 2002, the Pacific Maritime Association locked out the Longshore and Warehouse Union workers from the West Coast ports causing a cargo backlog. The impact of this West Coast port dispute caused a reduction of the Company’s full year 2002 revenue expectations, due to delayed shipments of both custom promotional products and consumer products, and altered production schedules in the Company’s overseas facilities. The Company’s estimate of this fourth quarter revenue impact is approximately $8.0 million. Most of the revenue impacted by the port dispute that the Company previously expected to recognize in the fourth quarter of 2002 is expected to be deferred into 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

Certain expectations and projections regarding the future performance of Equity Marketing, Inc. (the “Company”) discussed in this quarterly report are forward-looking and are made under the “safe harbor ” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Forward-looking statements can be identified by the use of forward looking terminology, such as may, will, should, expect, anticipate, estimate, continue, plans, intends or other similar terminology. Management cautions you that the following factors, among others, could cause the Company’s actual consolidated results of operations and financial position in 2002 and thereafter to differ significantly from those expressed in forward-looking statements:

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect the Company’s financial condition and results of operations.

•	Increased competitive pressure, which may affect the sales of the Company’s products and services.

•	Dependence on nonrenewable product orders by Burger King, which promotions are in effect for a limited period of time.

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company’s financial condition and results of operations.

•	Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King.

•	Significant quarter-to-quarter variability in the Company’s revenues and net income, which may result in operating results below the expectations of securities analysts and investors.

•	Dependence on foreign manufacturers, which may increase the costs of the Company’s products and affect the demand for such products.

Financing Risks

•	Currency fluctuations, which may affect the Company’s suppliers and the Company’s reportable income.

Other Risks

•	Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. The Company’s product liability insurance coverage generally excludes such costs and damages resulting from product recall.

•	Potential negative impact of past or future acquisitions, which may disrupt the Company’s ongoing business, distract senior management and increase expenses (including risks associated with the financial condition and integration of UPSHOT which was recently acquired by the Company).

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company.

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs.

•	Strike and other labor disputes which may negatively impact the distribution channels for the Company’s products. In September 2002, the Pacific Maritime Association locked out the Longshore and Warehouse Union workers from the West Coast ports causing a cargo backlog. The impact of this West Coast port dispute caused a reduction of the Company’s full year 2002 revenue expectations, due to delayed shipments of both custom promotional products and consumer products, and altered production schedules in the Company’s overseas facilities. The Company’s estimate of this fourth quarter revenue impact is approximately $8.0 million. Most of the revenue impacted by the port dispute that the Company previously expected to recognize in the fourth quarter of 2002 is expected to be deferred into 2003.

•	Exposure to liabilities for minimum royalty commitments in connection with license agreements for entertainment properties. The Company enters into significant minimum royalty commitments from time to time in connection with its consumer products business.

The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company’s Form 10-K for the year ended December 31, 2001, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements and Risk Factors.”

Organization and Business

     Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with particular expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing and environmental marketing. The Company’s clients include Burger King Corporation, CVS/pharmacy, Diageo, Kellogg’s, Morgan Stanley, and Procter & Gamble, among others. The Company complements its core promotions business by developing and marketing distinctive consumer products, based on trademarks it owns or classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe.

     Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

     On July 31, 2001, the Company acquired 100% of the capital stock of Logistix Limited, a United Kingdom corporation, (“Logistix”). Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the license for the Robot Wars® entertainment property, among others.

     On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”). UPSHOT is a marketing agency, specializing in promotion, event, collaborative, and environmental marketing. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as Diageo, Morgan Stanley, and Procter & Gamble.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5	71.7	71.3	73.3
Forgiveness of note receivable	—	—	—	1.2

Gross profit	28.5	28.3	28.7	25.5

Operating expenses:
Salaries, wages and benefits	10.1	11.4	11.8	11.0
Selling, general and administrative	11.6	10.4	12.3	10.6
Integration costs	0.2	0.3	0.1	0.2
Restructuring charge	—	0.3	—	0.1

Total operating expenses	21.9	22.4	24.2	21.9

Income from operations	6.6	5.9	4.5	3.6
Other income, net	0.5	0.2	1.4	0.1

Income before provision for income taxes	7.1	6.1	5.9	3.7
Provision for income taxes	2.7	2.1	2.2	1.3

Income before cumulative effect of change in accounting principles	4.4	4.0	3.7	2.4

Cumulative effect of change in accounting principles, net of tax	—	—	—	(1.8)

Net income	4.4%	4.0%	3.7%	0.6%

EBITDA

While many in the financial community consider earnings before other income, taxes, depreciation and amortization (“EBITDA”) to be an important measure of comparative operating performance and an indicator of an entity’s debt capacity, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The Company’s calculation of EBITDA excludes the impact of: forgiveness of note receivable, integration costs, restructuring charge and cumulative effect of change in accounting principles, net of tax. The following table sets forth EBITDA for the periods indicated:

	For Three Months Ended September 30,		For Nine Months Ended September 30,

	2001	2002	2001	2002

Net income	$1,801	$2,131	$3,576	$850
Add: Forgiveness of note receivable	—	—	—	1,685
Depreciation and amortization	668	508	1,770	1,311
Other income, net	(206)	(121)	(1,400)	(191)
Integration costs	81	161	81	219
Restructuring charge	—	178	—	178
Provision for income taxes	1,088	1,142	2,148	1,752
Cumulative effect of change in accounting principles, net of tax	—	—	—	2,496

EBITDA	$3,432	$3,999	$6,175	$8,300

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 (In Thousands):

Revenues for the three months ended September 30, 2002 increased $12,291, or 30.1%, to $53,119 from $40,828 in the comparable period in 2001. Promotions revenues increased $11,753, or 38.0%, to $42,711 primarily as a result of increased revenues associated with Burger King and Logistix programs in 2002 compared to the same period in 2001. This increase was also attributable to additional promotions revenues generated by UPSHOT following its acquisition by the Company in July 2002. Consumer Product revenues increased $538, or 5.5%, to $10,408 primarily due to increased sales of Robot Wars® product generated by Logistix. The revenue increase was also partially attributable to increased revenues from Scooby-Doo™ product internationally, and was partially offset by decreased sales of Tub Tints® product. The results for 2001 include Logistix from August 1, 2001 (acquired July 31, 2001) and exclude UPSHOT (acquired July 17, 2002). Excluding the impact of these acquisitions, revenues increased 9.4% for the three months ended September 30, 2002 compared to the same period in 2001.

Cost of sales increased $8,897 to $38,084 (71.7% of revenues) for the three months ended September 30, 2002 from $29,187 (71.5% of revenues) in the comparable period in 2001 due to the higher sales volume in 2002. The gross margin percentage decreased to 28.3% for the three months ended September 30, 2002 from 28.5% in the comparable period for 2001. This decrease is primarily the result of lower Consumer Product margins as a result of an increased mix of lower margin product, partially offset by higher margin revenues from UPSHOT and Logistix.

Salaries, wages and benefits increased $1,902, or 45.8%, to $6,054 (11.4% of revenues) for the three months ended September 30, 2002 from $4,152 (10.1% of revenues) in the comparable period for 2001. This increase was primarily attributable to the addition of employees from the acquisition of UPSHOT and to an accrual for employee performance bonuses.

Selling, general and administrative expenses increased $765, or 16.2%, to $5,490 (10.4% of revenues) for the three months ended September 30, 2002 from $4,725 (11.6% of revenues) in the comparable period for 2001. The increase is primarily the result of higher selling expenses associated with increased sales in 2002. This increase was also attributable to additional operating expenses resulting from the acquisition of UPSHOT, partially offset by a decrease in amortization expense. Selling, general and administrative expenses decreased as a percentage of revenues from 11.6% to 10.4% as a result of revenues increasing at a greater rate.

Integration costs increased $80, or 98.8%, to $161 (0.3% of revenues) for the three months ended September 30, 2002 from $81 (0.2%

of revenues) in the comparable period for 2001. The costs for the quarter ended September 30, 2002 are associated with the acquisition of UPSHOT, while the costs for the quarter ended September 30, 2001 are associated with the acquisition of Logistix.

For the three months ended September 30, 2002, the Company recorded a restructuring charge of $178 (0.3% of revenues). This restructuring charge represents severance for workforce reductions made during the quarter to combine and streamline the operations of the Company subsequent to the acquisition of UPSHOT.

Net other income decreased $85 to $121 for the three months ended September 30, 2002 from $206 in the comparable period for 2001. This decrease was attributable to a decline in interest rates as well as to the reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisition of UPSHOT. The decrease was partially offset by gains on foreign currency transactions.

The effective tax rate for the three months ended September 30, 2002 was 34.9% compared to 37.7% for the same period in 2001. The reduction in the effective tax rate is the result of a lower tax rate resulting from an increased percentage of the Company’s earnings being generated internationally, in territories which have more favorable tax rates, partially offset by significantly lower non-taxable interest income from municipal securities.

Net income increased $330, or 18.3%, to $2,131 (4.0% of revenues) from $1,801 (4.4% of revenues) in 2001 due to the increase in gross profit earned on higher revenues in 2002. The increase was partially offset by the increased salaries, wages and benefits, selling, general and administrative expenses, as well as decreased net other income in 2002.

For the three months ended September 30, 2002, EBITDA increased $567, or 16.5%, to $3,999 from $3,432 in 2001 primarily due to the increase in gross profit, partially offset by the increase in salaries, wages and benefits and selling, general and administrative expenses in 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 (In Thousands):

Revenues for the nine months ended September 30, 2002 increased $39,293, or 40.5%, to $136,385 from $97,092 in the comparable period in 2001. Promotions revenues increased $34,059 to $112,608 primarily as a result of increased revenues associated with Burger King programs in 2002 compared to the same period in 2001. This increase was also attributable to additional promotions revenues generated by Logistix and UPSHOT following their acquisition by the Company in July 2001 and July 2002, respectively. Consumer Product revenues increased $5,234, or 28.2%, to $23,777 primarily due to increased sales of Robot Wars® product generated by Logistix. The revenue increase was also partially attributable to increased revenues from Scooby-Doo™ product internationally, partially offset by decreased sales of Tub Tints® product. The results for the nine months ended September 30, 2001 include Logistix from August 1, 2001 (acquired July 31, 2001) and exclude UPSHOT (acquired July 17, 2002). Excluding the impact of these acquisitions, revenues increased 16.5% for the nine months ended September 30, 2002 compared to the same period in 2001.

Cost of sales increased $30,607 to $99,865 (73.3% of revenues) for the nine months ended September 30, 2002 from $69,258 (71.3% of revenues) in the comparable period in 2001 primarily due to the higher sales volume in 2002. The gross margin percentage decreased to 25.5% for the nine months ended September 30, 2002 from 28.7% in the comparable period for 2001. This decrease is primarily the result of a charge for the forgiveness of the note receivable from RSI for $1,685 (1.2% of revenues) (see “Note Receivable” below) and margin pressure in the promotions business as a result of shorter program lead times in the first half of 2002 which resulted in increased tooling and freight costs. This decrease was partially offset by improved promotional program lead times in the third quarter of 2002 which resulted in decreased tooling and freight costs and by higher margin revenues from UPSHOT and Logistix. This decrease was also partially the result of lower Consumer Product margins as a result of an increased mix of lower margin product.

Salaries, wages and benefits increased $3,551, or 31.1%, to $14,979 (11.0% of revenues) for the nine months ended September 30, 2002 from $11,428 (11.8% of revenues) in the comparable period in 2001. This increase was primarily attributable to the addition of employees from the acquisitions of Logistix and UPSHOT, as well as an accrual for employee performance bonuses. Salaries, wages and benefits decreased as a percentage of revenues from 11.8% to 11.0% as a result of revenues increasing at a greater rate.

Selling, general and administrative expenses increased $2,551, or 21.3%, to $14,552 (10.6% of revenues) for the nine months ended September 30, 2002 from $12,001 (12.3% of revenues) in the comparable period in 2001. The increase is primarily the result of higher selling expenses associated with increased sales in 2002. This increase was also attributable to additional operating expenses resulting from the acquisitions of Logistix and UPSHOT, partially offset by a decrease in amortization expense. Selling, general and administrative expenses decreased as a percentage of revenues from 12.3% to 10.6% as a result of revenues increasing at a greater rate.

Integration costs increased $138, or 170.4%, to $219 (0.2% of revenues) for the nine months ended September 30, 2002 from $81 (0.1% of revenues) in the comparable period for 2001. The costs for the nine months ended September 30, 2002 are associated with the acquisition of UPSHOT, while the costs for the nine months ended September 30, 2001 are associated with the acquisition of Logistix

For the nine months ended September 30, 2002, the Company recorded a restructuring charge of $178 (0.1% of revenues). This restructuring charge represents severance for workforce reductions made during the period to combine and streamline the operations of the Company subsequent to the acquisition of UPSHOT.

Net other income decreased $1,209, or 86.4%, to $191 for the nine months ended September 30, 2002 from $1,400 in the comparable period for 2001. This decrease was attributable to a decline in interest rates as well as to the reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisitions of Logistix and UPSHOT and the stock buyback program.

The effective tax rate for the nine months ended September 30, 2002 was 34.4% compared to 37.5% for the same period in 2001. The decrease was primarily due to an increased percentage of the Company’s earnings being generated internationally in territories which have more favorable tax rates, partially offset by significantly lower tax free municipal interest income.

The cumulative effect of change in accounting principles is due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. SFAS 142 also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. As a result of this evaluation, the Company recorded a charge of $2,496, net of tax, in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore results for the quarter ended March 31, 2002 have been adjusted retroactively

Net income decreased $2,726, or 76.2%, to $850 (0.6% of revenues) from $3,576 (3.7% of revenues) in 2001. The decrease was primarily due to the cumulative effect of change in accounting principles of $2,496, net of tax, a charge for the forgiveness of the note receivable from RSI, increased salaries, wages and benefits and selling, general and administrative expenses and decreased net other income, partially offset by the increased gross profit earned on higher revenues and a reduced effective tax rate in 2002.

For the nine months ended September 30, 2002, EBITDA increased $2,125, or 34.4%, to $8,300 from $6,175 in 2001. The increase is primarily due to the increase in gross profit offset by the increase in salaries, wages and benefits and selling, general and administrative expenses in 2002.

Financial Condition and Liquidity

The Company’s financial position remained strong in the third quarter of 2002. At September 30, 2002, the Company had no debt and its cash, cash equivalents and marketable securities were $23,347, compared to $29,135 as of December 31, 2001.

As of September 30, 2002, the Company’s net accounts receivable increased $6,768 to $29,463 from $22,695 at December 31, 2001. This increase was attributable to increased Promotions and Consumer Product revenues in September 2002 as compared to December 2001 as well as additional receivables subsequent to the acquisition of UPSHOT. As of September 30, 2002, inventories increased $4,244 to $13,581 from $9,337 at December 31, 2001. This increase in inventories is primarily the result of increased promotional programs expected to be delivered in the fourth quarter of 2002 relative to the first quarter of 2002. Promotions inventories represent 90% and 80% of total inventories as of September 30, 2002 and December 31, 2001, respectively.

As of September 30, 2002, accounts payable increased $1,887 to $24,001 from $22,114 at December 31, 2001. This increase is primarily associated with the increase in inventories as well as additional accounts payable subsequent to the acquisition of UPSHOT.

As of September 30, 2002, accrued liabilities increased $9,031 to $20,422 from $11,391 at December 31, 2001. This increase is primarily attributable to additional accruals subsequent to the acquisition of UPSHOT as well as administrative fees collected from distribution companies during the third quarter of 2002 on behalf of promotional customers and an accrual for employee performance bonuses.

As of September 30, 2002, working capital was $28,575 compared to $36,620 at December 31, 2001. Cash flows from operations for the nine months ended September 30, 2002 were $5,952 compared to $4,294 in the prior year. This increase is the result of higher revenues and net income before non-cash charges such as the cumulative effect of change in accounting principles and forgiveness of note receivable. Cash flows used in investing activities for the nine months ended September 30, 2002 were $3,788 compared to $7,753 in the prior year. In 2002, the Company acquired the principal assets of UPSHOT for $9,997 including related transaction costs. In 2001, the Company acquired Logistix for $11,408 including related transaction costs. Both acquisitions were financed through the Company’s existing cash reserves. The use of cash and cash equivalents for these acquisitions was partially offset by proceeds from the sale of marketable securities of $5,100 and $6,700 for the nine months ended September 30, 2001 and 2002, respectively. Cash flows used in financing activities for the nine months ended September 30, 2002 were $1,386 compared to $4,976 in the prior year. This decrease is the result of significantly reduced purchases of treasury stock. As of the date hereof, the Company believes that its cash from operations, cash, cash equivalents and marketable securities at September 30, 2002 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Credit Facilities

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank ’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002 and September 30, 2002 certain covenants under the facility were amended. As of September 30, 2002, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of September 30, 2002, there were no amounts outstanding under the Facility.

Acquisition

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,312 in cash plus related transaction costs of $685. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. The additional consideration, if any, will be recorded as goodwill. HA-LO, which is the parent company of Promotional Marketing, is currently in Chapter 11 bankruptcy proceedings, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

The foregoing description of the Purchase Agreement and related transactions does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement and the press release issued by the Company on July 18, 2002 which were attached as exhibits to a Current Report on Form 8-K filed with the SEC on July 24, 2002.

Restructuring

During the quarter ended September 30, 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. The Company evaluated the current cost structure of both businesses. In connection with this plan the Company recorded a restructuring charge of $178 for the three months ended September 30, 2002. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated as of September 30, 2002, and is reflected as a restructuring charge in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2002. The workforce reduction included employees from the Company’s promotions division as well as other support services. $61 of the restructuring charge was paid as of September 30, 2002.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. The liabilities assumed in connection with this plan were not material to the Company’s balance sheet as of September 30, 2002.

Stock Repurchase

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,448 to purchase an aggregate of 525,094 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,587 to purchase 453,215 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. No shares have been repurchased as of September 30, 2002 under this authorization. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $12,035 to purchase a total of 978,309 shares at an average price of $12.30 per share including commissions. This repurchase program is being funded through working capital.

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

In December 2001, the due date for the final payment on the note was extended from December 1, 2001 to September 30, 2002 due to ongoing discussions between the Company and RSI. On May 15, 2002, the Company agreed to forgive the remaining balance of $1,685 as consideration for a new interim Master Supply Agreement with RSI. The Company recorded the forgiveness in the condensed consolidated statement of operations for the quarter ended June 30, 2002. Simultaneously with the execution of the new interim Master Supply Agreement, the Company and RSI also executed a Release and Settlement Agreement pursuant to which the parties resolved certain outstanding issues that have arisen between the two organizations over the last three years. In connection with the Release and Settlement Agreement, the Company is released from any further liability incurred by RSI and associated with the December 1999 recall of Pokémon™ balls included with Burger King kids meals. The Company expects to negotiate a longer-term contract with RSI and Burger King before the end of the year.

As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 22.2% and 19.0% of the products purchased from the Company by the Burger King system for the three months ended September 30, 2001 and 2002, respectively.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for 2003. The impact of such adoption is not anticipated to have a material effect on Company’s financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for 2002 and generally is to be applied prospectively. The Company adopted SFAS No. 144 beginning January  1, 2002. The impact of such adoption did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The Company does not expect a material impact on the consolidated financial statements as a result of the adoption of SFAS No. 145.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, the Company’s previously issued financial statements will not be restated. The Company is in the process of determining the impact SFAS No. 146 may have on its financial position and results of operations when it becomes effective.

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

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the three months ended September 30, 2001 and 2002 totaled $1,339 and $5,944, respectively. Service revenues for the nine months ended September 30, 2001 and 2002 totaled $2,445 and $6,435, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2001 and September 30, 2002 totaled $0 and $1,067, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying condensed consolidated balance sheet as of September 30, 2002. Unbilled revenues are expected to be billed and collected within the next six months.

The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101: “Revenue Recognition in Financial Statements.”

Goodwill and Other Intangibles
SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were approved by FASB effective June 30, 2001 for business combinations consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required the Company to perform a transitional goodwill impairment test, using values as of the beginning of the fiscal year that SFAS No. 142 is adopted. The Company completed the goodwill transitional impairment test in the second quarter of 2002. As a result, the Company determined that a non-cash charge in the amount of $2,496, net of tax, is required in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore, results for the quarter ended March 31, 2002 have been adjusted retroactively. The Company has adopted the provisions of these statements for the acquisition of Logistix effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, the Company has foregone all related goodwill amortization expense, which totaled $125 and $367, net of tax effect, for the three and nine months ended September 30, 2001, respectively.

Prior to implementing SFAS No. 142, the Company reviewed all goodwill assets for impairment under the methodology of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of.” The undiscounted cash flows associated with all goodwill assets were in excess of the book value of the related goodwill assets, including USI goodwill. Therefore, no goodwill assets, including USI goodwill, were considered impaired under SFAS No. 121.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002 - Donald A. Kurz, Chief Executive Officer.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 - Lawrence J. Madden, Chief Financial Officer

(b)	Reports on Form 8-K:

Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2002 (Items 2 and 7)

Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2002 (Item 7)

Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2002 (Item 9).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MARKETING, INC.

Date November 14, 2002	/s/ LAWRENCE J. MADDEN

Lawrence J. Madden
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

\

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald A. Kurz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equity Marketing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant ’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Donald A. Kurz
Donald A. Kurz.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2002

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lawrence J. Madden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equity Marketing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant ’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lawrence J. Madden
Lawrence J. Madden.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 14, 2002