Form 10-K
period 2002-12-31
EQUITY MARKETING INC
filed 2003-03-31
CIK 911151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 0-23346

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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]     No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $40,889,050.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares
outstanding on
March 20, 2003

Common Stock, $0.001 par value	5,705,028

Documents Incorporated by Reference: Certain portions of the Registrant’s definitive Proxy Statement relating to registrant’s annual meeting of stockholders to be held on May 22, 2003 are incorporated by reference into Part III of this Form 10-K.

EQUITY MARKETING, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2002

ITEMS IN FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain expectations and projections regarding the future performance of Equity Marketing, Inc., a Delaware corporation (the “Company”), discussed in this document are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statements and Risk Factors.”

PART I

ITEM 1.     BUSINESS

($000’s omitted)

General

Equity Marketing, Inc., a Delaware corporation and subsidiaries (“Equity Marketing” or the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing and environmental marketing (collectively, “Marketing Services”). The Company’s clients include Burger King Corporation, CVS/pharmacy, Diageo, The Kellogg Company, Discover Financial Services, and Procter & Gamble, among others. The Company complements its core marketing services business by developing and marketing distinctive consumer products, based primarily on classic licensed properties, which are sold through specialty and mass-market retailers (“Consumer Products”).

The Company believes its principal competitive advantages are its ability as a full-service agency to both design and implement strategy-based marketing programs, extensive brand-building and sales-building experience developed over years of serving Burger King and other clients, extensive creative capabilities, access to a broad range of intellectual property from the worlds of entertainment, music and sports and an infrastructure that can deliver unique, high-quality and cost-effective products and services in a very tight time frame.

On July 31, 2001, the Company acquired 100% of the common stock of Logistix Limited, a United Kingdom corporation (“Logistix”). (See Note 4 of the accompanying Notes to Consolidated Financial Statements.) Logistix is a leading marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the licenses for various entertainment properties. Logistix has been successfully integrated into the Company’s business and is making a positive contribution to the Company’s revenues and net income.

On July 17, 2002, the Company acquired the principal assets and assumed the principal current liabilities of Promotional Marketing, L.L.C., d\b\a UPSHOT, an Illinois limited liability company (“UPSHOT”). (See Note 4 of the accompanying Notes to Consolidated Financial Statements.) UPSHOT is a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company believes the acquisition of UPSHOT will result in additional opportunities to provide a broader range of services to existing clients and lead to a larger, more diverse client base.

The Company is seeking to acquire other marketing services companies.

During 2002, the Company had two operating segments: Marketing Services and Consumer Products. (See Note 11 of the accompanying notes to the Consolidated Financial Statements.)

Marketing Services

The Company’s largest current marketing services offering is the design and implementation of fully-integrated promotional marketing programs which incorporate products used as free premiums or sold in conjunction with the purchase of meals at Burger King. The Company also produces products and provides related marketing services for use in promotional programs run by its clients. Premium-based promotions are used for marketing purposes by both the companies sponsoring the promotions, typically the Company’s clients, and the licensors of the entertainment, music or sports properties on which the promotional products are based. The use of promotional products based upon entertainment, music or sports properties allows promotion sponsors to draw upon the popular identity developed by the licensed characters through exposure in various media such as television programs, motion pictures and publishing. Promotions are designed to benefit sponsors by generating consumer loyalty, building market share and enhancing the sponsors’ images as providers of value-added products and services. In addition, motion picture and television studio licensors often incorporate such promotions into their own marketing plans because of the substantial advertising expenditures made by sponsors of promotions and because the broad exposure of the licensed property to consumers in the sponsors’ restaurants and other retail outlets supplements the marketing of motion pictures and television programs by the studios.

The Company’s promotional programs are often based upon characters from entertainment properties licensed by television and motion picture studios and others. Licenses for characters upon which the Company’s programs are based are generally obtained directly by the Company’s clients (often with the Company’s assistance) from licensors, including Warner Bros. Consumer Products (“Warner Bros.”), Universal Studios (“Universal”), Nickelodeon, a division of MTV Networks, a division of Viacom, DreamWorks SKG, The Walt Disney Company, Sony Pictures Entertainment and Twentieth Century Fox. Such licenses are typically specific to the promotional campaign implemented by the Company’s clients and generally do not extend beyond the end of the promotional campaign. In contrast, the Company’s Consumer Products division generally obtains licenses directly from licensors. These licenses generally grant the Company rights to design, manufacture and distribute certain specific items or types of items in specific United States and/or international markets for defined terms, typically one to three years.

The Company performs a wide range of creative, design, development, production and fulfillment services for its clients. The Company assists clients with promotional strategy, calendar planning, and concept development; provides an initial evaluation of intellectual properties for which licenses are available; advises clients as to which licenses are consistent with their marketing objectives; and often assists clients in procuring such licenses. The Company also proposes specific product and non-product based promotions utilizing the properties secured by its clients; develops promotional concepts and designs based on the property; provides the development and engineering necessary to translate the property, which often consists of two-dimensional artwork, into finished products; obtains or coordinates licensor approval of product designs, prototypes and finished products; contracts for and supervises the manufacture of products; arranges for safety testing to customer and regulatory specifications by an independent testing laboratory; and arranges insurance, customs clearance and, in most instances, the shipping of finished products to the client. In some instances, the Company also provides warehousing, fulfillment and billing services. The Company also provides creative services as needed to clients for packaging and point-of-sale advertising. In some cases, customers obtain license rights or develop promotions concepts independently and engage the Company only to design and produce specific products. In most cases, the Company provides the full range of its services.

The Company’s international promotions often include unique products and programs tailored to local markets and the use of products from promotions originally run in the United States. American entertainment properties are generally released in other countries subsequent to the date of their release in the United States. Because the Company has already made its investment in the creative development of concepts based upon such entertainment properties by the time of their domestic release, it often has completed both creative, and in some instances, production work in advance of their foreign release. The Company pursues promotions opportunities worldwide. In 2002, the Company sold promotional products internationally in Canada, Europe, Asia, Australia, South Africa, and throughout Latin America. The Company’s two largest international promotions clients are Burger King and The Kellogg Company. The Kellogg business is managed by Logistix. During 2002, Logistix sold promotional products to The Kellogg Company in Europe, the United States, Australia and South Africa.

The Company’s principal strategy is to be a market-driven and customer-driven global organization that serves as a strategic marketing partner for its clients through recommending, executing and measuring a broad range of fully integrated brand-building and sales-building programs that may or may not be product-based. The Company also intends to continue to diversify its marketing services client base and to continue to expand its relationship with Burger King. In connection with these strategic goals, the Company acquired Logistix in July 2001, thereby gaining a presence in Europe with broad-based strategic client relationships, including research, new product development, licensing guidance and the development of premium-based promotions; and the Company acquired UPSHOT in July 2002, gaining a marketing agency with expertise in promotion, event, collaborative and environmental marketing. (See Note 4 of the accompanying Notes to Consolidated Financial Statements.)

Marketing Services revenues for the years ended December 31, 2000, 2001 and 2002 were $208,607, $117,305 and $175,372 or 90%, 81% and 85% of the Company’s revenues, respectively. A single client, Burger King, accounted for approximately 80%, 66% and 65% of the Company’s total revenues for the years ended December 31, 2000, 2001 and 2002, respectively. In December 2002, Burger King announced that the Company will retain its role as Burger King’s primary creative and manufacturing agency of record for Burger King’s worldwide premium programs. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements and Risk Factors”).

Consumer Products

The Company’s Consumer Products division designs and manufactures toys and other consumer products for sale to major mass market retailers such as Toys ‘R’ Us, Wal-Mart and Target, specialty market retailers such as Spencer Gifts, Inc. and Blockbuster and to various international distributors worldwide. These products incorporate trademarks the Company owns or licenses of classic, time-tested properties the Company has obtained from entertainment companies. In some cases, the products are based on the same licensed properties that are used by the Company’s Marketing Services division.

In June 1998, the Company obtained a three-year licensing agreement with Warner Bros. to design, manufacture, market and distribute toys based on characters from Scooby-Doo™, one of the longest-running children’s cartoon shows in television history. In September 2000, the Company renewed its licensing agreement with Warner Bros. through the end of 2003. In 2001, the Company elected to exercise its option to design, manufacture, market and distribute toys in the United States and Canada based on the live-action Scooby-Doo™ feature film which was released by Warner Bros. Pictures in Summer 2002. Also in 2001, the Company executed a separate agreement with Warner Bros. granting to the Company manufacturing and distribution rights for Scooby-Doo™ toys in Europe and Latin America. The Company is currently in negotiations with Warner Bros. for another multi-year extension of it’s Scooby-Doo™ licensing agreement covering domestic and international manufacturing and distribution rights.

In July 1998, the Company acquired the worldwide rights to manufacture, market and distribute Tub Tints®, a children’s bath product consisting of effervescent colored tablets which dissolve in the bath. Depending on which color tablets are mixed, a wide variety of colors can be created. In 2002, the Company ceased marketing products under the Tub Tints® brand, but did incorporate effervescent water coloring tablets into the Company’s new Crayola®-branded line of bath toys (see below).

In January 2000, Logistix obtained a three year license agreement from BBC Worldwide (“BBCW”) for the BBC television program Robot Wars® to design, manufacture, market and distribute toys based on the Robots appearing in the show including pullback toys, radio control toys and playsets. In 2001, a second agreement was made with BBCW for a three year license agreement that covers die cast toys based on Robot Wars®. Robot Wars®, a battling robot based show, has been running on BBC since 1998 and has continued to be one of their top performing shows. These rights extended to the UK and Ireland and mass market retailers. Logistix is currently in negotiations with BBCW to renew these two agreements for a further three year period.

In January 2002, Logistix entered into a four year license agreement with BBCW to design, manufacture, market and distribute plastic toys and playsets based on the BBC property Ace Lightning. This agreement covers the UK and Ireland general markets. Logistix also has exclusive manufacturing rights in Europe.

In January 2002, Logistix entered into an agreement with BKN Consumer products to design, manufacture, market and distribute plastic figurines and playsets based on characters from their animation based show, Ultimate Book of Spells. This agreement includes both the UK and Ireland mass markets, and includes some manufacturing rights for other territories.

In January 2002, the Company obtained a three-year licensing agreement with MGM to design, manufacture, market and distribute toys based on characters from The Pink Panther™. Under terms of the agreement, Equity Marketing has the right to design and produce Pink Panther™ plush items for distribution to mass and specialty markets in the United States and Canada.

In May 2002, the Company entered into a three year licensing agreement with Binney & Smith, the maker of Crayola® products. The Company designs and produces a full line of Crayola®-branded bath toys, bath activities and bath art sets for distribution to mass and specialty markets. Incorporated into this line are Crayola®-branded versions of the effervescent water coloring tablets which were previously marketed under the Tub Tints® brand. The first products developed under this agreement were distributed in Fall 2002. Binney & Smith, which will celebrate the centennial of the Crayola® crayon in 2003, is the world’s leading producer of children’s art products.

In September 2002, the Company entered into a three year licensing agreement with Disney Consumer Products, under which the Company will produce and market toys and novelty merchandise based on Disney’s Kim Possible™. The agreement covers the United States and Canada. Kim Possible, an original animated comedy-adventure series, debuted in June 2002 on the Disney Channel as the highest rated premier ever for an original Disney Channel series. Kim Possible also began airing Saturday mornings on ABC Kids in September 2002. The Kim Possible line will include fashion dolls, mini-dolls, novelties and plush items for the mass and specialty markets. The first products are expected to be available to consumers in Summer 2003.

In November 2002, the Company entered into a three year licensing agreement with The Jim Henson Company to be the worldwide plush master toy licensee for the Emmy Award-winning preschool series, Jim Henson’s Bear in the Big Blue House™. The agreement covers the United States and Canada. The Company will design and produce a line of branded plush, figures and toy novelties for distribution to mass and specialty markets. The first products developed under this agreement will be available in both domestic and international markets starting Fall 2003.

In February 2003, the Company entered into a three year agreement that names Equity Marketing the master toy licensee for Cartoon Network’s The Powerpuff Girls™ and Samurai Jack™. The agreement covers the United States and Canada and includes numerous toy categories such as plush, figures, play sets, hard and soft goods, etc. The Emmy® Award-winning The Powerpuff Girls series is Cartoon Network’s #1 original series with girls 2-11. Samurai Jack debuted on Cartoon Network on August 10, 2001 with over 32 million people from ages two and older tuning in since its premiere. The first products developed under this agreement are expected to be distributed in Fall 2003.

In February 2003, the Company entered into a three year agreement that names Equity Marketing the master toy licensee for Baby Einstein ™ Infant/Preschool and Plush toys. The agreement covers North America and the first products developed under this agreement are expected to be available by Spring 2004. The Baby Einstein Company, LLC is an award-winning creator of developmental media products and best selling brand of videos specifically created for babies and toddlers. The Baby Einstein Company is a subsidiary of The Walt Disney Company.

The principal strategy of the Company’s Consumer Products division is to focus on distinctive, niche products that complement the Company’s promotions business and uses the same design, production and logistics infrastructure. These products are primarily based on classic, time-tested licensed properties that are likely to produce revenue for several years, thus increasing the predictability of the Company’s revenues. The Company currently intends to implement this strategy principally through internal growth. No assurance can be given that the Company will be successful in obtaining or renewing licenses under satisfactory terms.

The Consumer Products division’s revenues were $23,680, $27,011 and $31,460, or 10%, 19% and 15% of the Company’s total revenues, for the years ended December 31, 2000, 2001 and 2002, respectively.

Backlog

Order backlog at March 19, 2002 and March 19, 2003 was approximately $106,150 and $142,000, respectively. The Company expects the 2003 order backlog to be filled by December 31, 2003.

Manufacturing

The Company’s products are manufactured according to Company and customer specifications by unaffiliated contract manufacturers. Equity Marketing Hong Kong, Ltd., a wholly owned subsidiary of the Company (“Equity Marketing HK”), manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation. The Company believes that the presence of a dedicated staff in Hong Kong results in lower net costs, increased ability to respond rapidly to customer orders and maintenance of more effective quality control standards. The Company’s products are also manufactured by third parties in the United States. Equity Marketing generally retains, for itself or on behalf of its customers, ownership of the molds and tooling required for the manufacture of its products. The Company is not a party to any long-term contractual arrangements with any manufacturer. During 2002, approximately 96% of the Company’s products were manufactured in China. China currently enjoys permanent “normal trade relations” (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization, which occurred in December 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increased costs for the Company. There can be no assurance that the Company would be able to source product for the US market from a country other than China without significantly increasing its product cost. (See “Cautionary Statements and Risk Factors.”)

Virtually all of the raw materials used in the Company’s products are available to its contract manufacturers from numerous suppliers. The manufacturers do not have long-term supply contracts in place with their raw materials suppliers. Accordingly, the Company is subject to variations in the prices it pays to its manufacturers for products, depending on what they pay for their raw materials. An increase in the cost of raw materials, such as petroleum, could result in price increases which the Company may not be able to fully pass on to its customers. Any such increase could negatively impact the Company’s business, financial condition or results of operations.

Trademarks and Copyrights

The Company does not own trademarks or copyrights on properties on which most of its current products are based. These rights are typically owned or controlled by the creator of the property or by the entity which develops or promotes a property, such as a motion picture or television producer.

Competition

The domestic and international marketing services and consumer products businesses are highly competitive.

In its core domestic marketing services business, Equity Marketing competes with several other companies. Competitors include subsidiaries of The Interpublic Group of Companies (including Draft Worldwide, The Zipatoni Company and Marketing Drive Worldwide), Frankel (a subsidy of Publicis), 141 Communicator, Marketing Store Worldwide, Creata Promotion, Momentum and Wunderman. Competition in the international promotions industry includes local companies in each market and a small number of emerging international promotions companies.

The Company’s consumer products competitors include companies which have far more extensive sales and development staffs and significantly greater financial resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future. The Company expects that in 2003 the principal competitors to the Company’s consumer products business will be mid-sized toy companies like Playmates Holdings Limited, Play Along, Inc. and JAKKS Pacific, Inc. However, the toy industry includes major toy and game manufacturers such as Hasbro, Inc. and Mattel, Inc. that compete in some of the same product categories as the Company.

The Company believes the principal competitive factors affecting its business are development of client marketing and promotional strategy, unique consumer insight, creative execution, license selection, price, product and service quality and safety and speed of production.

Government Regulation

In the United States, the Company is subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the “Acts”). The Acts empower the Consumer Product Safety Commission (the “CPSC”) to protect the public against unreasonable risks of injury associated with promotional and consumer products, including toys and other articles. The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of the Acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company performs quality control procedures (including the inspection of goods at factories and the retention of independent testing laboratories) to ensure compliance with applicable laws.

Notwithstanding the foregoing, there can be no assurance that all of the Company’s products are or will be hazard-free. Any material product recall could have a material adverse effect on the Company’s results of operations and financial condition and could also negatively affect the Company’s reputation and the sales of its other products. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Employees

As of December 31, 2002, Equity Marketing employed a total of 308 individuals, including 212 individuals located in the United States, 47 individuals located in Europe and 49 individuals employed by and located at Equity Marketing HK. In addition, the Company utilizes, on an ongoing basis, the services of freelance artists and other temporary staff. Equity Marketing believes it maintains satisfactory relations with its employees.

Available Information

The Company’s website address is www.equity-marketing.com. The Company makes available, free of charge, on or through the Company’s website its periodic and current reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC.

ITEM 2.     PROPERTIES

On January 4, 1999, Equity Marketing occupied its corporate offices and studio facilities consisting of approximately 57,000 square feet of leased space in Los Angeles, California. The lease expires December 31, 2009. Equity Marketing occupies a warehouse in Indianapolis, Indiana of approximately 40,000 square feet of leased space under a lease which expires May 31, 2005. Equity Marketing HK occupies approximately 6,000 square feet of leased space in Hong Kong, under a lease which expires August 31, 2004. Logistix occupies approximately 3,800 square feet of leased space in Gerrards Cross outside of London under a lease that expires September 19, 2011 and approximately 1,938 square feet of leased space in Paris under a lease that expires January 2, 2004. UPSHOT occupies approximately 60,494 square feet of leased space in Chicago, Illinois under a lease that expires March 31, 2009 and leases approximately 12,073 square feet of leased space in Richmond, Virginia under a lease that expires April 30, 2007. The Richmond, Virginia space was vacated by UPSHOT in connection with a restructuring plan (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restructuring”). The Company is currently seeking a subtenant for the Richmond, Virginia facility.

ITEM 3.     LEGAL PROCEEDINGS

The Perper Matter

On February 1, 2002, Alan Perper filed a complaint (No. BC 267 408) against the Company, Donald A. Kurz (Chairman of the Board and Chief Executive Officer of the Company) and Gaetano Mastropasqua (President, New Business and Client Services, of the Company) in the Superior Court of the State of California, County of Los Angeles. The plaintiff is a former employee of the Company who was terminated in November 2001. The complaint alleged that the plaintiff was wrongfully terminated and sought compensatory damages plus punitive damages, interest and attorneys’ fees. Pursuant to indemnification agreements between the Company and each of Messrs. Kurz and Mastropasqua, the Company was obligated to defend and indemnify them in this matter. The matter was settled through mediation in December 2002. The amount of the settlement was not significant.

General Litigation

The Company is involved in various other legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any other known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on The Nasdaq Stock Market under the symbol EMAK. On March 20, 2003 there were approximately 1,070 beneficial holders of the Company’s Common Stock.

The Company currently has no plans to pay dividends on its Common Stock. The Company intends to retain all earnings for use in its business. Under the Company’s current credit facility, the Company cannot pay dividends on its Common Stock without the prior consent of the lenders. (See Note 6 of the accompanying Notes to Consolidated Financial Statements.)

The high and low Common Stock prices per share were as follows:

	Price Range of Common Stock

	2001		2002

	High	Low	High	Low

First Quarter	14.00	8.50	15.00	11.50
Second Quarter	11.50	7.75	14.55	11.69
Third Quarter	13.75	10.27	13.99	10.70
Fourth Quarter	13.39	10.80	13.49	10.16

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Years Ended December 31,	1998	1999	2000	2001	2002

Consolidated Statements of Operations and Per Share Data: (in thousands, except share and per share data)
Revenues	$159,136	$227,063	$232,287	$144,316	$206,832
Cost of sales	112,153	170,416	172,270	104,129	151,307
Provision for production-in-process losses	2,666	—	—	—	—
Forgiveness of note receivable	—	—	—	—	1,685

Gross profit	44,317	56,647	60,017	40,187	53,840

Operating expenses:
Salaries, wages and benefits	14,550	17,350	17,610	15,924	20,662
Selling, general and administrative	22,127	22,829	23,075	18,323	22,423
AmeriServe bankruptcy bad debt expense	—	1,014	482	—	—
Impairment of assets	6,712	—	8,504	—	—
Business process reengineering	2,220	—	—	—	—
Integration costs	—	—	—	192	453
Restructuring loss (gain)	4,121	(604)	(418)	—	178

Total operating expenses	49,730	40,589	49,253	34,439	43,716

Income (loss) from operations	(5,413)	16,058	10,764	5,748	10,124
Other income (expense), net	(511)	(510)	1,375	1,370	383

Income (loss) before provision for income taxes and cumulative effect of change in accounting principles	(5,924)	15,548	12,139	7,118	10,507
Provision for income taxes	69	6,134	6,797	2,517	3,786

Income (loss) before cumulative effect of change in accounting principles	(5,993)	9,414	5,342	4,601	6,721
Cumulative effect of change in accounting principles, net of tax	—	—	—	—	(2,496)

Net income (loss)	(5,993)	9,414	5,342	4,601	4,225
Preferred stock dividends	—	—	956	1,500	1,500

Net income (loss) available to common stockholders	$(5,993)	$9,414	$4,386	$3,101	$2,725

Basic income (loss) per share:
Income (loss) per share before cumulative effect of change in accounting principles	$(0.98)	$1.51	$0.70	$0.52	$0.91
Cumulative effect of change in accounting principles, net of tax	—	—	—	—	(0.44)

Income (loss) per share	$(0.98)	$1.51	$0.70	$0.52	$0.48

Basic weighted average shares outstanding	6,089,618	6,227,842	6,275,590	5,996,662	5,721,790

Diluted income (loss) per share:
Income (loss) per share before cumulative effect of change in accounting principles	$(0.98)	$1.46	$0.68	$0.50	$0.89
Cumulative effect of change in accounting principles, net of tax	—	—	—	—	(0.33)

Income (loss) per share	$(0.98)	$1.46	$0.68	$0.50	$0.56

Diluted weighted average shares outstanding	6,089,618	6,440,738	6,460,557	6,164,154	7,590,018

As of December 31,	1998	1999	2000	2001	2002

Consolidated Balance Sheet Data: (in thousands)
Working capital	$4,268	$11,045	$52,140	$36,620	$29,157
Total assets	$115,480	$97,244	$110,542	$99,487	$133,254
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$32,407	$42,025	$45,241	$42,473	$45,946

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth for the periods indicated the Company’s operating expenses as a percentage of its total revenues:

Years Ended December 31,	2000	2001	2002

Revenues	100.0%	100.0%	100.0%
Cost of sales	74.2%	72.2%	73.2%
Forgiveness of note receivable	—%	—%	0.8%

Gross profit	25.8%	27.8%	26.0%

Operating expenses:
Salaries, wages and benefits	7.6%	11.0%	10.0%
Selling, general and administrative	9.9%	12.7%	10.8%
AmeriServe bankruptcy bad debt expense	0.2%	—%	—%
Impairment of assets	3.7%	—%	—%
Integration costs	—%	0.1%	0.2%
Restructuring loss (gain)	(0.2)%	—%	0.1%

Total operating expenses	21.2%	23.8%	21.1%

Income from operations	4.6%	4.0%	4.9%
Other income (expense), net	0.6%	0.9%	0.2%

Income before provision for income taxes and cumulative effect of change in accounting principles	5.2%	4.9%	5.1%
Provision for income taxes	2.9%	1.7%	1.9%

Income before cumulative effect of change in accounting principles	2.3%	3.2%	3.2%
Cumulative effect of change in accounting principles, net of tax	—%	—%	(1.2)%

Net income	2.3%	3.2%	2.0%

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues in 2002 increased $62,516, or 43.3%, to $206,832 from $144,316 in 2001. Marketing services revenues increased $58,067, or 49.5%, to $175,372 from $117,305 primarily as a result of increased revenues associated with Burger King programs in 2002 as compared to 2001. This increase was also partially due to marketing services revenues generated by Logistix following its acquisition by the Company in July 2001 and marketing services revenues generated by UPSHOT following its acquisition by the Company in July 2002. Consumer products revenues increased $4,449, or 16.5%, to $31,460 from $27,011 in 2001. This increase is primarily due to increased sales of Robot Wars® product generated by Logistix. The revenue increase was also partially attributable to increased revenues from Scooby-Doo™ product internationally, and was partially offset by decreased sales of Tub Tints® product. The results for 2001 include Logistix from August 1, 2001 (acquired July 31, 2001) and exclude UPSHOT (acquired July 17, 2002). Excluding the impact of acquisitions, revenues increased $33,005, or 24.7%, compared to 2001.

In September 2002, the Pacific Maritime Association locked out the Longshore and Warehouse Union workers from the West Coast ports causing a cargo backlog. The impact of this West Coast port dispute caused a reduction of the Company’s full year 2002 revenue expectations, due to delayed shipments of both custom promotional products and consumer products, and altered production schedules in the Company’s overseas facilities. The Company’s estimate of this impact is approximately $8.0 million of revenues. A portion of the revenue impacted by the port dispute that the Company previously expected to recognize in the fourth quarter of 2002 is expected to be deferred into 2003.

Cost of sales, including forgiveness of note receivable (see “Note Receivable” below), increased $48,863 to $152,992 (74.0% of revenues) from $104,129 (72.2% of revenues) in 2001 due primarily to higher revenues in 2002. The gross margin percentage for the year decreased to 26.0% from 27.8% in 2001. This decrease is primarily the result of the charge for the forgiveness of a note receivable of $1,685 (0.8% of revenues) and margin pressure in the marketing services business as a result of shorter program lead times in the first half of 2002 which resulted in increased tooling and freight costs. This decrease was also partially the result of lower Consumer Products margins as a result of an increased mix of lower margin product. This decrease was partially offset by higher margin revenues from Logistix.

Salaries, wages and benefits increased $4,738 in 2002, or 29.8%, to $20,662 (10.0% of revenues) from $15,924 in 2001 (11.0% of revenues). This increase was primarily attributable to the addition of employees from the acquisitions of Logistix and UPSHOT, as well as an accrual for employee performance bonuses. Salaries, wages and benefits decreased as a percentage of revenues from 11.0% to 10.0% as a result of revenues increasing at a greater rate.

Selling, general and administrative expenses increased $4,100 in 2002, or 22.4%, to $22,423 (10.8% of revenues) from $18,323 (12.7% of revenues) in 2001. The increase is primarily the result of higher selling expenses associated with increased sales in 2002. This increase was also attributable to additional operating expenses resulting from the acquisitions of Logistix and UPSHOT, partially offset by the elimination of goodwill amortization as a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (see the discussion of cumulative effect of change in accounting principles below). Selling, general and administrative expenses decreased as a percentage of revenues from 12.7% to 10.8% as a result of revenues increasing at a greater rate.

Integration costs increased $261, or 135.9%, to $453 (0.2% of revenues) from $192 (0.1% of revenues) in 2001. These costs represent expenses directly related to the integration of acquisitions such as travel, training and consulting. The costs for 2002 are primarily associated with the acquisition of UPSHOT, while the costs for 2001 are associated with the acquisition of Logistix.

The Company recorded a restructuring charge of $178 (0.1% of revenues) in 2002. This restructuring charge represents severance for workforce reductions made to combine and streamline the operations of the Company subsequent to the acquisition of UPSHOT. As of December 31, 2002, $139 of the restructuring costs has been paid.

Other income is composed of a gain on foreign exchange of $305, a gain on asset disposal of $15 and net interest income of $63. Net interest income decreased $1,383 in 2002 from $1,446 in 2001. This decrease was attributable to a decline in interest rates as well as to the reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisitions of Logistix and UPSHOT and the stock buyback program. The gain on foreign exchange is the result of the strengthening British Pound relative to the United States Dollar.

The effective tax rate changed in 2002 to 36.0% from 35.4% in 2001. The increase was primarily due to lower tax free municipal interest income in 2002, partially offset by an increased percentage of the Company’s earnings being generated internationally, in territories which have more favorable tax rates.

The cumulative effect of change in accounting principles is due to the adoption of SFAS No. 142 which requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. SFAS No. 142 also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. As a result of this evaluation, the Company recorded a charge of $2,496, net of tax, in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

Net income decreased $376, or 8.2%, to $4,225 in 2002 (2.0% of revenues) from $4,601 in 2001 (3.2% of revenues). The decrease was primarily due to the cumulative effect of change in accounting principles of $2,496, net of tax, a charge for forgiveness of note receivable, increased salaries, wages and benefits and selling, general and administrative expenses and decreased net other income, partially offset by the increased gross profit earned on higher revenues in 2002.

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenues in 2001 decreased $87,971, or 37.9%, to $144,316 from $232,287 in 2000. Marketing services revenues decreased $91,302, or 43.8%, to $117,305 from $208,607 primarily as a result of decreased revenues associated with Burger King programs in 2001 as compared to 2000 (see below). This decrease was partially offset by marketing services revenues generated by Logistix following its acquisition by the Company in July 2001. Consumer products revenues increased $3,331, or 14.1%, to $27,011 from $23,680 in 2000. This increase is primarily due to revenue generated by Robot Wars® product subsequent to the Logistix acquisition.

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

The AmeriServe bad debt expense in 2000 represents a charge resulting from the bankruptcy of AmeriServe. See “Note Receivable” below.

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

The restructuring gain recorded in 2000 primarily represents a reversal of a portion of the 1998 restructuring charge related to outstanding inventory purchase commitments and the lease commitment for a warehouse facility. See Note 2, “Restructuring Charge” in the accompanying Notes to Consolidated Financial Statements.

Other income is composed primarily of net interest income of $1,446 and a loss on foreign exchange of $76. Net interest income decreased $41 in 2001 from $1,487 in 2000. The decrease was due to a decline in interest rates and to the reduced level of cash, cash equivalents and marketable securities as a result of the acquisition of Logistix and the stock buyback program as well as a reduction in imputed interest income on a note receivable (see “Note Receivable” below).

The effective tax rate changed in 2001 to 35.4% from 56.0% in 2000. This decrease was due primarily to the write-off of non-deductible goodwill related to Corinthian Marketing in 2000 and tax free municipal interest income earned in 2001.

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

EBITDA

While many in the financial community consider earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be an important measure of comparative operating performance and an indicator of an entity’s debt capacity, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. Because many of the Company’s key investors use EBITDA to measure performance, the Company has included the table below. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The Company’s calculation of EBITDA excludes the impact of: other income/expense, forgiveness of note receivable, integration costs, restructuring charge and cumulative effect of change in accounting principles, net of tax. The following table sets forth EBITDA for the years indicated:

Years Ended December 31,		2000	2001	2002

Net income		$5,342	$4,601	$4,225
Less:	Interest income	(1,892)	(1,695)	(321)
	Other income	—	—	(320)
	Restructuring gain	(418)	—	—
Add:	Forgiveness of note receivable	—	—	1,685
	Depreciation and amortization	2,655	2,477	1,831
	Interest expense	405	249	258
	Other expense	112	76	—
	Integration costs	—	192	453
	Restructuring loss	—	—	178
	Impairment of assets	8,504	—	—
	Provision for income taxes	6,797	2,517	3,786
	Cumulative effect of change in accounting principles, net of tax	—	—	2,496

EBITDA		$21,505	$8,417	$14,271

Financial Condition and Liquidity

The Company’s financial position remained strong in 2002 primarily due to its profitable operating results. At December 31, 2002, the Company had no debt and its cash, cash equivalents and marketable securities were $26,833, compared to $29,135 as of the prior year end.

As of December 31, 2002, the Company’s net accounts receivable increased $21,122 to $43,817 from $22,695 in 2001. This was primarily due to the higher sales volume levels in 2002 as compared to 2001. This increase in accounts receivable was also attributable to year end shipment delays as a result of the West Coast port strike as well as additional receivables related to UPSHOT. At December 31, 2002, inventories increased $7,026 to $16,363 from $9,337 in 2001. This was primarily due to an increase in Marketing Services promotional product inventories expected to be delivered in the first quarter 2003 relative to the first quarter 2002. Marketing Services inventories represent 88% and 80% of total inventories as of December 31, 2002 and December 31, 2001, respectively. Promotional product inventory generally has lower risk than consumer product inventory, as it usually represents product made to order.

At December 31, 2002, accounts payable increased $16,220 to $38,334 from $22,114 in 2001. This increase is primarily attributable to increased shipments of product occurring later in the fourth quarter of 2002 as a result of the West Coast port strike as well as additional payables related to the UPSHOT business. Due to customer increased $7,159 to $11,087 from $3,928 in 2001. The increase in due to customer was primarily due to increased royalty and administrative fees collected from distribution companies as a result of the increase in sales in the fourth quarter 2002. At December 31, 2002, accrued liabilities, including accrued payroll and payroll related costs, increased $7,654 to $13,242 from $5,588 in 2001. The increase in accrued liabilities was primarily attributable to additional accruals in connection with the acquisition of UPSHOT, an accrual for employee performance bonuses and to accrued freight costs associated with shipments made in the fourth quarter 2002.

At December 31, 2002, working capital was $29,157 compared to $36,620 at December 31, 2001. The decrease in working capital was primarily due to the cash used in the acquisition of UPSHOT, cash used to repurchase the Company’s common stock (see “Stock Repurchase” below), cash used to pay preferred stock dividends, and cash used for fixed asset purchases, partially offset by cash generated by operating activities for the year ended December 31, 2002.

The Company’s current strategy and business plan calls for the consummation of additional mergers and acquisitions as well as the continued repurchase of the Company’s common stock. The Company plans to continue to evaluate the level of such expenditures in the context of the capital available to it and changing market conditions.

The Company believes that its cash from operations, cash on hand at December 31, 2002 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially. See “Credit Facilities” below and Note 6 of the accompanying Notes to Consolidated Financial Statements.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases, employment agreements, guaranteed royalty commitments, minimum advertising commitments and letters of credit as of December 31, 2002 are as follows:

	2003	2004	2005	2006	2007	Thereafter	Total

Operating Leases	$3,112	$3,224	$3,036	$3,080	$3,121	$5,512	$21,085
Guaranteed Royalties	2,064	1,314	1,925	—	—	—	5,303
Advertising Commitments	1,000	367	—	—	—	—	1,367
Employment Agreements	1,840	1,227	—	—	—	—	3,067

Total	$8,016	$6,132	$4,961	$3,080	$3,121	$5,512	$30,822

The Company had no material commitments for capital expenditures at December 31, 2002. Letters of credit outstanding as of December 31, 2001 and 2002 totaled $551 and $823, respectively.

Credit Facilities

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002 and September 30, 2002 certain covenants under the facility were amended. As of December 31, 2002, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2002, there were no amounts outstanding under the Facility.

Acquisitions

On July 31, 2001, the Company acquired 100% of the common stock of Logistix in exchange for 8,500 British pounds ($12,144 as of July 31, 2001) in cash plus related transaction costs of $1,011. As of July 31, 2001, Logistix’s cash and cash equivalents totaled $1,750. Thus, the total purchase price, net of cash acquired was $11,405. The acquisition was financed through the Company’s existing cash reserves. The Company’s potential future obligation to pay additional cash consideration based upon the results of operations of Logistix through July 31, 2004 was extinguished in connection with the settlement of a dispute regarding the calculation of certain post-closing adjustments.

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. The additional consideration, if any, will be recorded as goodwill. HA-LO, which is the parent company of Promotional Marketing, is currently in Chapter 11 bankruptcy proceedings, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

Issuance of Preferred Stock

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. The Company paid $250 in fees for the year ended December 31, 2002.

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

The Series A Stock, Series B Stock and Series C Stock are subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control of the Company occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividend for the year ended December 31, 2002 amounted to $1,500, of which $375 was paid in January 2003 and recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2002.

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

Restructuring

During 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. The Company evaluated the current cost structure of both businesses. In connection with this plan the Company recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from the Company’s marketing services division as well as other support services. $139 of the restructuring charge was paid as of December 31, 2002.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. The liabilities assumed in connection with this plan totaled $1,731 and are included as part of goodwill. $924 of these liabilities were paid as of December 31, 2002.

Stock Repurchase

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. In the period from July 12, 2002 to December 31, 2002, the Company spent $1,342 to repurchase 107,500 shares at an average price of $12.49 per share including commissions under this authorization. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $13,377 to purchase a total of 1,085,809 shares at an average price of $12.32 per share including commissions, through December 31, 2002. This repurchase program is being funded through working capital.

Inflation

The effect of inflation on the Company’s operations during 2002 was insignificant. The Company will continue its policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

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

In December 2001, the due date for the final payment on the note was extended from December 1, 2001 to September 30, 2002 due to ongoing discussions between the Company and RSI. On May 15, 2002, the Company agreed to forgive the remaining balance of $1,685 as consideration for a new interim Master Supply Agreement with RSI. The Company recorded the forgiveness in the consolidated statement of operations for the year ended December 31, 2002. Simultaneously with the execution of the new interim Master Supply Agreement, the Company and RSI also executed a Release and Settlement Agreement pursuant to which the parties resolved certain outstanding issues that had arisen between the two organizations over the prior three years. In connection with the Release and Settlement Agreement, the Company was released from any further liability incurred by RSI and associated with the December 1999 recall of Pokémon™ balls included with Burger King kids meals.

As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 20.8% and 20.6% of the products purchased from the Company by the Burger King system for the years ended December 31, 2001 and 2002, respectively. The largest such distribution company accounted for 12.5% and 13.6% of accounts receivable as of December 31, 2001 and 2002, respectively.

Subsequent Events

On February 27, 2003, the Company entered into a new employment agreement (effective January 1, 2003) with Donald A. Kurz, the Company’s Chairman and Chief Executive Officer. The new agreement provides for the partial buy-out of the Company’s obligations to Mr. Kurz under an existing post-employment consulting agreement. The Company’s future obligation to Mr. Kurz was reduced by $601 in exchange for the current payment of $450 in four equal installments of $112 each on the last business day of each calendar quarter during 2003.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect a material impact on the consolidated financial statements as a result of the adoption of FIN 45.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (“ARB 51”), Consolidated Financial Statement or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the “primary beneficiary” of a variable interest entity. The primarily beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company continues to account for its stock-based compensation plans under APB Opinion No. 25. See Note 1 in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

The Company makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those the Company considers most critical in preparing its consolidated financial statements. Management has discussed the development and selection of each of these critical accounting policies with its audit committee of the board of directors and the audit committee has reviewed each of the disclosures included below. These policies include significant judgment made by management using information available at the time the estimates are made. As described below, however, these estimates could change materially if different information or assumptions were used.

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

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the years ended December 31, 2000, 2001 and 2002 totaled $347, $3,215 and $13,895, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2001 and 2002 totaled $0 and $230, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheet. Unbilled revenues are expected to be billed and collected within the next six months.

The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101: “Revenue Recognition in Financial Statements.”

The allowances for doubtful accounts receivable and sales returns represent adjustments to customer trade accounts receivable for amounts deemed partially or entirely uncollectible. Management believes the accounting estimate related to such allowances is a “critical accounting estimate” because significant changes in it could materially affect key financial measures including revenues and selling, general and administrative expenses. In addition, the allowances require a high degree of judgment since they involve the estimation of the impact of both current and future economic factors as it relates to each of its customers’ ability to pay amounts owed to the Company. In the case of its Consumer Products segment, the Company must estimate the impact of retail sell through on customer discounts and returns.

The Company regularly extends credit to several distribution companies in connection with its business with Burger King. Failure by one or more distribution companies to honor their payment obligations to us could have a material adverse effect on the Company’s operations. The largest such distribution company accounted for 20.8% and 20.5% of the products purchased from the

Company by the Burger King system for the years ended December 31, 2001 and 2002, respectively. The largest such distribution company accounted for 12.5% and 13.6% of accounts receivable as of December 31, 2001 and 2002, respectively.

The company also extends credit to several retailers in the Consumer Products business. The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. Failure by one or more of these retailers to honor their payment obligations to us could have a material adverse effect on the Company’s operations.

The Company has procedures to mitigate the risk of exposure to losses from bad debts. Revenue is recognized provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. The Company’s credit limits and payment terms are established based on the underlying criteria that collectibility must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an on-going basis throughout the fiscal year of the financial performance, cash generation, financing availability and liquidity status of each customer. Each customer is reviewed at least annually, with more frequent reviews being performed if necessary based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses prior to shipping to those customers on credit. Customer terms and credit limits are reviewed and adjusted, if necessary, to reflect the results of the review. The Company uses a variety of financial transactions to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit and requiring cash on delivery.

The Company records allowances for doubtful accounts receivable and sales returns at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, retail sell through and customer disputes. When a significant event occurs, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in estimated receivable impairment. The Company believes that its allowances for doubtful accounts receivable and sales returns at December 31, 2002 are adequate and proper.

Goodwill and Other Intangibles

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were approved by FASB effective June 30, 2001 for business combinations consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required the Company to perform a transitional goodwill impairment test, using values as of the beginning of the fiscal year that SFAS No. 142 is adopted. The Company completed the goodwill transitional impairment test in the second quarter of 2002. As a result, the Company determined that a non-cash charge in the amount of $2,496, net of tax, is required in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore, results for the quarter ended March 31, 2002 have been adjusted retroactively. The Company has adopted the provisions of these statements for the acquisition of Logistix effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, the Company has foregone all related goodwill amortization expense, which totaled $485, net of tax effect, for the year ended December 31, 2001.

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

Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company will compare the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2002, the Company performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of December 31, 2002.

Management believes the accounting estimate related to the valuation of its goodwill and other intangibles is a “critical accounting estimate” because significant changes in assumptions could materially affect key financial measures, including net income and goodwill.

The Company’s valuation method, requires it to make projections of revenue, operating expenses and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of its weighted average cost of capital to be used as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the SFAS No. 142 impairment model, which could significantly change the amount of impairment recorded.

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

Management believes the accounting estimate related to minimum guaranteed royalty commitments is a “critical accounting estimate” because changes in sales projections could materially affect key financial measures including, gross profit, net income and other assets.

Inventories

Inventories are stated at the lower of cost or market. Inventory obsolescence reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management believes the accounting estimate related to inventory allowance is a “critical accounting estimate” because changes in it could materially affect key financial measures including, gross profit, net income and inventories. In addition, the valuation requires a high degree of judgment since it involves estimation of the impact resulting from both current and expected future events. As more fully described below, valuation of the Company’s Consumer Product inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns and inventory management of customers.

Although the vast majority of the Company’s inventories are composed of made-to-order promotional product, in the Consumer Product segment, orders are subject to cancellation or change at any time prior to shipment since actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers and overall economic conditions. Unexpected changes in these factors could result in excess inventory in a particular product line, which would require management to make a valuation estimate on such inventory.

The Company bases its production schedules for consumer products on customer orders, historical trends, results of market research and current market information. The Company ships products in accordance with delivery schedules specified by its customers, which usually request delivery within three months. In anticipation of retail sales in the traditional holiday season in the fourth quarter, the Company significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of consumer product inventory levels in the first three quarters of the year. These seasonal purchasing patterns and requisite production lead times cause risk to the Company’s consumer product business associated with the underproduction of popular products and the overproduction of products that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring the Company to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase inventory valuation risk since the Company may not be able to meet demand for certain products at peak demand times, or that the Company’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Additionally, current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth in various parts of the economy, including the markets in which the Company participates. Economic changes may affect the sales of the Company’s consumer products and its corresponding inventory levels, which would potentially impact the valuation of its inventory.

At the end of each quarter, management within the Consumer Products business segment performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete or slow-moving. Management then applies an allowance for inventory obsolescence to such inventory based on certain expectations, including customer and consumer demand for product and the aging of the inventory, which are impacted by the factors discussed above.

Management believes that its allowance for obsolescence at December 31, 2002 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of the Consumer Products business segments.

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

We Depend Significantly on One Key Customer

Our success is largely dependent on a single customer, Burger King, which accounted for approximately 80%, 66% and 65% of our revenues for the years ended December 31, 2000, 2001 and 2002, respectively. The termination or a significant reduction by Burger King of its business with us would adversely affect our business. In December 2002, Burger King announced that the Company will retain its role as Burger King’s primary creative and manufacturing agency of record for Burger King’s worldwide premium programs. The Burger King business is also subject to significant year-to-year variability. For instance, the Company’s revenues generated by its business with Burger King dropped from $186,349 in 2000 to $95,405 in 2001 then increased to $133,987 in 2002. The success of our business with Burger King is also partially dependent on the overall success of the Burger King system, whose sales could be negatively impacted by such factors as increased competition, a recent change in ownership and product recalls.

We Rely on the Continued Development of New Promotional Programs

A large portion of our revenues come from a relatively limited number of promotional programs by Burger King, which promotions are in effect for only a limited period of time and generally are not repeated. We must continually develop and sell new products and services for utilization in new promotional programs as part of Burger King’s annual promotions calendar. There can be no assurance that we or our customer will be able to secure licenses for additional entertainment properties on which to base our promotional products or that, if secured, such licenses will result in successful products.

We Rely on the Continued Development of New Consumer Products

Many consumer products are successfully marketed for only one or two years as a result of changing consumer preferences. Accordingly, our Consumer Products business depends on the ability to develop and market new products associated with new entertainment properties or proprietary concepts. There can be no assurance that any new retail product line will be successful. The cancellation or premature termination of one or more retail product lines because of our inability to renew or extend licenses (which typically have terms of three years or less) on favorable terms or otherwise, could have a material adverse effect on us. In addition, there can be no assurance that we will be able to secure licenses for additional entertainment properties on which to base our consumer products or that, if secured, such licenses will result in successful products.

The Success of Our Products Depends on the Popularity of Licensed Materials

Our promotional premiums and consumer products are typically based on entertainment properties, such as characters from current motion pictures or television programs. The success of these products depends on the popularity of the entertainment properties on which they are based. Each motion picture and television program is an individual artistic work, and its commercial success is dependent on unpredictable consumer preferences. Often we spend substantial resources in securing licenses and developing and manufacturing products prior to a release of the motion picture or television program upon which the products are based. Our results of operations may be adversely affected if the entertainment properties upon which our products are based turn out to be less popular than we anticipate. Also, delays in the release of motion pictures or television programs could result in delays or cancellations of our promotions.

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

Our Business May be Impacted by Adverse General Economic Conditions

Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks such as those in the US on September 11, 2001, war, or other factors affecting economic conditions generally. Such changes may negatively affect the sales of our products, increase exposure to losses for bad debt, or increase costs associated with manufacturing and distributing these products.

Our Current Licenses Require Us to Pay Minimum Royalties

Sales of products under trademarks or trade or brand names licensed from others account for substantially all of our Consumer Products revenues. Product licenses allow us to capitalize on characters, designs, concepts and inventions owned by others or developed by toy inventors and designers. Our license agreements generally require us to make specified minimum royalty payments, even if we fail to sell a sufficient number of units to cover these amounts.

Our Business is Subject to Extensive Government Regulation and to Potential Product Liability Claims

Our business is subject to the provisions of, among other laws, the Federal Consumer Products Safety Act and the Federal Hazardous Substances Act, and rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”) which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair, or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims. Products that we develop or sell may also expose us to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recall.

We Face Credit Risk

We regularly extend credit to several distribution companies in connection with our business with Burger King. Failure by one or more distribution companies to honor their payment obligations to us could have a material adverse effect on our operations. We also extend credit to several retailers in connection with our Consumer Products business. The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. Failure by one or more of these retailers to honor their payment obligations to us could have a material adverse effect on our business.

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

We Rely on Foreign Manufacturers

During 2002, approximately 95% of our products were manufactured in China. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. We do not have long-term contracts with our foreign manufacturers. Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we lost our relationship with any of our current foreign manufacturers.

Virtually all of the raw materials used in our products are available to our contract manufacturers from numerous suppliers. Our manufacturers do not have long-term supply contracts in place with their raw materials suppliers. Accordingly, we are subject to variations in the prices we pay to our manufacturers for products, depending on what they pay for their raw materials. An increase in the cost of raw materials, such as petroleum, could result in price increases which we may not be able to fully pass on to our customers. Any such increase could negatively impact our business, financial condition or results of operations.

We Face Foreign Currency Risk

As part of our business, we enter into contracts for the purchase and sale of products with entities in foreign countries. While the vast majority of our contracts are denominated in U.S. dollars, significant fluctuations in the local currencies of the entities with which we transact business may adversely affect these entities’ abilities to fulfill their obligations under their contracts.

Logistix enters into contracts denominated primarily in U.S. dollars, British pounds sterling and Euros. Although the Company attempts to reduce its exposure to changes in foreign currency exchange rates through the use of certain hedging techniques, changes in such exchange rates may result in changes in the value of the Company’s commitments and anticipated foreign currency cash flows.

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

A Significant Portion of Our Common Stock is Controlled by Our Officers and Directors

Donald A. Kurz and Stephen P. Robeck beneficially own approximately 29% and 16%, respectively, of our outstanding Common Stock. Mr. Kurz is our Chairman of the Board and Chief Executive Officer. Mr. Robeck is a member of the Board of Directors. Crown owns 100% of the outstanding shares of the Company’s Series A senior cumulative participating convertible preferred stock, which are convertible into 1,694,915 shares of Common Stock (representing 23% of the outstanding shares of Common Stock on an as converted basis). These stockholders, either individually or acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We May Issue Preferred Stock

The Board of Directors has authority to issue up to one million shares of preferred stock, and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of, the holders of Common Stock. The outstanding Series A Stock is senior to any class of preferred stock which might be authorized by the Board of Directors in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rate Changes

The amounts borrowed under the Company’s credit facility are at variable interest rates, and the Company is subject to market risk resulting from interest rate fluctuations. No amounts were outstanding under the facility throughout the year ended December 31, 2002.

Impact of Foreign Currency Fluctuation

Approximately 8% of the Company’s revenues are denominated in foreign currencies, and the Company is subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, the Company enters into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

As of December 31, 2002, the Company’s Logistix subsidiary entered into two foreign currency forward contracts to sell Euro’s in exchange for pound sterling aggregating GBP 411 at an average rate of 1.59, which expire between January and March 2003. At December 31, 2002, the foreign currency forward contracts had a balance of GBP 411 and an estimated fair value of $(25).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements referred to in the accompanying Index setting forth the consolidated financial statements of the Company, together with the reports of independent accountants dated February 27, 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to the executive officers and directors of the Company.

Name	Age	Position

Donald A. Kurz	47	Chairman of the Board and Chief Executive Officer
Kim H. Thomsen	50	President and Chief Creative Officer
Bret R. Hadley	43	President, Consumer and Promotional Products, Worldwide Operations
Gaetano A. Mastropasqua	39	President, New Business and Client Services
Ian Madeley	47	President, International
Brian Kristofek	36	President, UPSHOT
Lawrence J. Madden	38	Executive Vice President and Chief Financial Officer
Teresa L. Tormey	38	Senior Vice President, General Counsel and Secretary
Sanford R. Climan	47	Director
Jonathan D. Kaufelt	51	Director
Mitchell H. Kurz	51	Director
Alfred E. Osborne, Jr.	58	Director
Bruce Raben	49	Director
Stephen P. Robeck	54	Director
Jason Ackerman	35	Director
Jeffrey S. Deutschman	46	Director

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

Kim H. Thomsen joined Equity Marketing in 1991 and is currently responsible for the creative direction for all of the Company’s marketing services and consumer products. She was promoted to her current post in early 2000. Prior to joining Equity Marketing, she operated her own business as a creative consultant. Ms. Thomsen earned her bachelor’s degree from Cornell University.

Bret R. Hadley joined Equity Marketing in July 2001 and is responsible for the Company’s Consumer and Promotional Products division as well as all product realization, including manufacturing, quality control and distribution, as well as management information systems. From November 1999 to May 2001, he was President and CEO of Frank Schaeffer Publications, Inc., an educational products firm. From November 1997 to November 1999, he was President of Wham-O, Inc., a toy and sporting goods manufacturer. From December 1985 to November 1997, he served in various senior leadership positions for Mattel, Inc., including most recently Senior Vice President–International Marketing. He holds a bachelor’s degree from the University of Minnesota and a master’s in business administration from UCLA’s Anderson Graduate School of Management.

Gaetano A. Mastropasqua joined Equity Marketing in 1997 as a Senior Director responsible for the Company’s Burger King account. Mr. Mastropasqua oversees the Company’s Burger King business. He was promoted to his current post in July 2000, and has added oversight of the company’s new business function to his responsibilities. His prior experience includes approximately seven years with American Express, where he ultimately became a vice president of business development, and more than three years with Andersen Consulting in Europe. He holds a bachelor’s degree from McGill University and a master’s in business administration from the Kellogg Graduate School of Management, Northwestern University.

Ian Madeley joined Equity Marketing in July 2001 and is responsible for the operations of the Company’s subsidiary, Logistix Limited, which the Company acquired on July 31, 2001. Mr. Madeley had been the Managing Director of Logistix since 1989. Prior to joining Logistix, he was the Marketing Manager of SP Agency Stansfield Lake, and prior thereto was a Marketing Manager of New Product Development for Express Foods Group, a leading dairy product supplier. He holds a bachelor’s degree in economics from Hull University.

Brian Kristofek joined Equity Marketing in July 2002 and is responsible for the operations of the Company’s UPSHOT division, which the Company acquired on July 17, 2002. Mr. Kristofek had been the President of UPSHOT since 2000 and joined the company in 1998. Prior to joining UPSHOT, he was Brand Manager at Anheuser-Busch, Inc. Mr. Kristofek’s prior agency experience includes tenures at D’Arcy Masius Benton & Bowles and at Tathem Euro RSCG. He holds a bachelor’s degree in marketing and advertising from Marquette University.

Lawrence J. Madden joined Equity Marketing in November 2000 and is currently responsible for the Company’s finance, treasury, accounting, legal and business affairs, human resources, administration and corporate development functions. From October 1999 to October 2000, he served as Executive Vice President and Chief Financial Officer for Atomic Pop, an online music company. From November 1997 to October 1999, Mr. Madden was the Senior Vice President and Chief Financial Officer for the recorded music and music publishing investments of Wasserstein & Co., Inc. From April 1994 to November 1997, he worked at PolyGram, a major entertainment company based in New York, serving first as the top audit officer for the corporation’s North American operations and later as the Vice President, Finance and Administration for Def Jam Records, a PolyGram subsidiary. Mr. Madden began his career with Ernst & Young in New York, where he worked for eight years, from September 1986 to April 1994. Mr. Madden received his master’s in business administration from New York University and his bachelor’s degree from Albany State University. He is also a certified public accountant.

Teresa L. Tormey joined Equity Marketing in November 2002 as Senior Vice President, General Counsel and Secretary. She is responsible for the Company’s legal, compliance and board administration functions. Ms. Tormey was previously a partner in the corporate finance and transactions practice group of Oppenheimer Wolff & Donnelly LLP. She holds a bachelor’s degree from UC Davis and a juris doctor from Pepperdine University.

Sanford R. Climan is President of Entertainment Media Ventures, Inc., a Los Angeles-based firm focused on investment in entertainment and media, talent representation, corporate advisory services, and motion picture and television production. He has been an Equity Marketing director since 1998. From June 1997 through February 1999, he was a senior executive with Creative Artists Agency (“CAA”). From October 1995 through May 1998, he was an Executive Vice President for Universal Studios and, from June 1986 through September 1995, he was a senior executive with CAA. Mr. Climan holds a bachelor’s degree from Harvard College, a master’s of science in health policy and management from Harvard School of Public Health and a master’s in business administration from Harvard Business School.

Jonathan D. Kaufelt, a tax and business attorney, has been an Equity Marketing director since November 2000. Mr. Kaufelt most recently led the business and tax department at Armstrong, Hirsch, Jackoway, Tyerman & Wertheimer, P.C., a leading entertainment law firm in Los Angeles. He joined the firm in 1986, after nine years at two New York law firms – Kay, Collyer & Boose from 1982 to 1986 and Simpson, Thacher & Bartlett from 1977 to 1982. Mr. Kaufelt earned a juris doctor from Georgetown University, a master of laws in taxation from New York University and a bachelor’s degree from the University of Pennsylvania. He serves on the board of Planned Parenthood of Los Angeles and as a trustee of Rutgers Preparatory School in Somerset, New Jersey.

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

Bruce Raben is currently a consultant to CIBC World Markets, an investment banking firm where he served as managing director from 1995 to November 2002. He has been an Equity Marketing director since 1993. From 1990 through 1995, he was an Executive Vice President with Jeffries & Company, an investment-banking firm. He is currently on the Board of Directors of Whitewing Environmental Corp. and Fresh Direct Holdings ( a privately held entity). Mr. Raben received a bachelor’s degree from Vassar College and a master’s in business administration from Columbia University Graduate School of Business.

Stephen P. Robeck has been an Equity Marketing director since 1989. From January 1999 through December 2001, he served as a consultant to the Company. He was elected Chairman and Co-Chief Executive officer in September 1991 and served in that role through December 1998. Between 1987 and September 1991, he served as Chief Operating Officer. Mr. Robeck received his bachelor’s degree from Lake Forest College.

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

Jeffrey S. Deutschman has been a Managing Director of Crown Capital Group since 1997. He has been an Equity Marketing director since March 2000. Prior to joining Crown, he was a Partner at Aurora Capital Partners, a leveraged buyout fund, from 1992 through 1995, a Partner at Deutschman, Clayton & Company, an investment firm engaged in management buyout transactions, from 1987 through 1991 and a Principal at Spectrum Group, Inc., which specialized in leveraged acquisitions, from 1981 through 1986. In January 2002, Mr. Deutschman was appointed Interim President of Davidson Cotton Holdings and its subsidiary Davidson Cotton Company, which made an assignment for the benefit of creditors on December 31, 2002. Mr. Deutschman received a master’s in business administration from UCLA’s Anderson Graduate School of Management and his bachelor’s degree from Columbia University.

Additional information relating to this item appears under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item appears under the captions “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION AND RELATED MATTERS” and “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” in the Company’s Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item appears under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in the Company’s Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the caption “ELECTION OF DIRECTORS” in the Company’s Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

Within ninety days prior to the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K

          (A) List of documents filed as part of this Report.

          Financial Statements:

EQUITY MARKETING, INC.

Note:	All other supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.

(B) Reports on Form 8-K

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
Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2002 (Item 7).
Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2002 (Item 7).
Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2002 (Item 7).
Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2002 (Items 4 and 7).
Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2002 (Items 2 and 7).
Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2002 (Item 7).
Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2002 (Item 9).
Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2002 (Item 7).
Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2002 (Item 9).
Report on Form 8-K/ A filed with the Securities and Exchange Commission on December 6, 2002 (Item 7).

Report of Independent Accountants

To the Board of Directors of
Equity Marketing, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of shareholders’ equity and mandatory redeemable preferred stock, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Equity Marketing, Inc. and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 27, 2002.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP.
THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP
PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

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

/s/ ARTHUR ANDERSEN LLP

Arthur Andersen LLP

Los Angeles, California
February 27, 2002

EQUITY MARKETING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,935	$25,833
Marketable securities	7,200	1,000
Accounts receivable (net of allowances of $2,336 and $2,033 as of December 31, 2001 and 2002, respectively)	22,695	43,817
Note receivable	2,183	—
Inventories	9,337	16,363
Deferred income taxes	2,436	3,038
Prepaid expenses and other current assets	2,464	1,769

Total current assets	68,250	91,820
Fixed assets, net	4,178	4,185
Goodwill, net	24,690	33,730
Other intangibles, net	749	769
Deferred income taxes	—	584
Other assets	1,620	2,166

Total assets	$99,487	$133,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$—	$—
Accounts payable	22,114	38,334
Due to customer	3,928	11,087
Accrued payroll and payroll related costs	464	1,677
Accrued liabilities	5,124	11,565

Total current liabilities	31,630	62,663
Deferred income taxes	590	—
Long-term liabilities	1,745	1,596

Total liabilities	33,965	64,259

COMMITMENTS AND CONTINGENCIES (Note 10) :
Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, par value $.001 per share, 20,000,000 shares authorized, 5,715,293 and 5,716,503 shares outstanding as of December 31, 2001 and 2002, respectively	—	—
Additional paid-in capital	20,050	21,641
Retained earnings	35,964	38,689
Accumulated other comprehensive income	242	1,710

	56,256	62,040
Less—
Treasury stock, 2,869,793 and 3,007,108 shares at cost as of December 31, 2001 and 2002, respectively	(13,773)	(15,506)
Unearned compensation	(10)	(588)

Total stockholders’ equity	42,473	45,946

Total liabilities and stockholders’ equity	$99,487	$133,254

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,

	2000	2001	2002

REVENUES	$232,287	$144,316	$206,832
Cost of sales	172,270	104,129	151,307
Forgiveness of note receivable	—	—	1,685

Gross Profit	60,017	40,187	53,840

OPERATING EXPENSES:
Salaries, wages and benefits	17,610	15,924	20,662
Selling, general and administrative	23,075	18,323	22,423
AmeriServe bankruptcy bad debt expense	482	—	—
Impairment of assets	8,504	—	—
Integration costs	—	192	453
Restructuring charge (gain)	(418)	—	178

Total operating expenses	49,253	34,439	43,716

Income from operations	10,764	5,748	10,124
OTHER (EXPENSE) INCOME:
Interest expense	(405)	(249)	(258)
Interest income	1,892	1,695	321
Other income (expense)	(112)	(76)	320

Income before provision for income taxes and cumulative effect of change in accounting principles	12,139	7,118	10,507
PROVISION FOR INCOME TAXES	6,797	2,517	3,786

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	5,342	4,601	6,721
Cumulative effect of change in accounting principles, net of tax	—	—	(2,496)

Net Income	5,342	4,601	4,225
PREFERRED STOCK DIVIDENDS	956	1,500	1,500

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$4,386	$3,101	$2,725

BASIC INCOME PER SHARE:
Income per share before cumulative effect of change in accounting principles	$0.70	$0.52	$0.91
Cumulative effect of change in accounting principles	—	—	(0.44)

BASIC INCOME PER SHARE	$0.70	$0.52	$0.48

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	6,275,590	5,996,662	5,721,790

DILUTED INCOME PER SHARE:
Income per share before cumulative effect of change in accounting principles	$0.68	$0.50	$0.89
Cumulative effect of change in accounting principles	—	—	(0.33)

DILUTED INCOME PER SHARE	$0.68	$0.50	$0.56

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,460,557	6,164,154	7,590,018

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MANDATORY REDEEMABLE
PREFERRED STOCK
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional
					Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings

Balance, December 31, 1999	6,220,100	$—	—	$—	$15,942	$28,477
Net income	—	—	—	—	—	5,342
Issuance of preferred stock and warrants	—	—	25,000	23,049	359	—
Cancellation of shares pursuant to restricted stock plan	(2,905)	—	—	—	(48)	—
Amortization of restricted stock grants	—	—	—	—	—	—
Exercise of stock options	209,985	—	—	—	1,448	—
Consulting services rendered in exchange for stock options	—	—	—	—	106	—
Tax benefit from exercise of stock options	—	—	—	—	402	—
Preferred stock dividends	—	—	—	—	—	(956)
Purchase of treasury stock	(285,784)	—	—	—	—	—
Loan forgiveness	—	—	—	—	—	—

Balance, December 31, 2000	6,141,396	—	25,000	23,049	18,209	32,863
Net income	—	—	—	—	—	4,601
Amortization of restricted stock grants	—	—	—	—	—	—
Exercise of stock options	236,607	—	—	—	1,284	—
Tax benefit from exercise of stock options	—	—	—	—	557	—
Preferred stock dividends	—	—	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized gain on foreign currency forward contract	—	—	—	—	—	—
Purchase of treasury stock	(662,710)	—	—	—	—	—
Loan forgiveness	—	—	—	—	—	—

Balance, December 31, 2001	5,715,293	—	25,000	23,049	20,050	35,964
Net income	—	—	—	—	—	4,225
Issuance of shares pursuant to restricted stock plan	50,000	—	—	—	658	—
Amortization of restricted stock grants	—	—	—	—	—	—
Exercise of stock options	88,525	—	—	—	840	—
Tax benefit from exercise of stock options	—	—	—	—	93	—
Preferred stock dividends	—	—	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized loss on foreign currency forward contracts	—	—	—	—	—	—
Purchase of treasury stock	(137,315)	—	—	—	—	—

Balance, December 31, 2002	5,716,503	$—	25,000	$23,049	$21,641	$38,689

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other		Stock
	Comprehensive	Treasury	Subscription	Unearned
	Income	Stock	Receivable	Compensation	Total

Balance, December 31, 1999	$—	$(2,129)	$(21)	$(244)	$42,025
Net income	—	—	—	—	5,342
Issuance of preferred stock and warrants	—	—	—	—	23,408
Cancellation of shares pursuant to restricted stock plan	—	—	—	48	—
Amortization of restricted stock grants	—	—	—	153	153
Exercise of stock options	—	—	—	—	1,448
Consulting services rendered in exchange for stock options	—	—	—	—	106
Tax benefit from exercise of stock options	—	—	—	—	402
Preferred stock dividends	—	—	—	—	(956)
Purchase of treasury stock	—	(3,648)	—	—	(3,648)
Loan forgiveness	—	—	10	—	10

Balance, December 31, 2000	—	(5,777)	(11)	(43)	68,290
Net income	—	—	—	—	4,601
Amortization of restricted stock grants	—	—	—	33	33
Exercise of stock options	—	—	—	—	1,284
Tax benefit from exercise of stock options	—	—	—	—	557
Preferred stock dividends	—	—	—	—	(1,500)
Foreign currency translation adjustments	213	—	—	—	213
Unrealized gain on foreign currency forward contract	29	—	—	—	29
Purchase of treasury stock	—	(7,996)	—	—	(7,996)
Loan forgiveness	—	—	11	—	11

Balance, December 31, 2001	242	(13,773)	—	(10)	65,522
Net income	—	—	—	—	4,225
Issuance of shares pursuant to restricted stock plan	—	—	—	(658)	—
Amortization of restricted stock grants	—	—	—	80	80
Exercise of stock options	—	—	—	—	840
Tax benefit from exercise of stock options	—	—	—	—	93
Preferred stock dividends	—	—	—	—	(1,500)
Foreign currency translation adjustments	1,523	—	—	—	1,523
Unrealized loss on foreign currency forward contracts	(55)	—	—	—	(55)
Purchase of treasury stock	—	(1,733)	—	—	(1,733)

Balance, December 31, 2002	$1,710	$(15,506)	$—	$(588)	$68,995

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,

	2000	2001	2002

NET INCOME	$5,342	$4,601	$4,225
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	213	1,523
Unrealized gain (loss) on foreign currency forward contract	—	29	(55)

COMPREHENSIVE INCOME	$5,342	$4,843	$5,693

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,342	$4,601	$4,225
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principles, net of tax	—	—	2,496
Depreciation and amortization	2,655	2,477	1,831
Provision for bad debts	1,225	336	484
(Gain) loss on asset disposal	117	(3)	(15)
Tax benefit from exercise of stock options	402	557	93
Amortization of restricted stock	153	33	80
Forgiveness of note receivable	—	—	1,685
Impairment of assets	8,504	—	—
Consulting services rendered in exchange for stock options	106	—	—
Other	10	14	(20)
Changes in assets and liabilities-
Increase (decrease) in cash and cash equivalents:
Accounts receivable	6,023	9,733	(18,718)
Note receivable	2,193	6,139	498
Inventories	(3,002)	3,442	(5,073)
Deferred income taxes	723	1,304	(697)
Prepaid expenses and other current assets	(413)	(1,674)	4,207
Other assets	(262)	851	(542)
Accounts payable	(4,217)	(447)	14,645
Accrued liabilities	2,393	(14,608)	5,811
Long-term liabilities	128	128	(409)

Net cash provided by operating activities	22,080	12,883	10,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of Contract Marketing, Inc. and U.S. Import & Promotions Co.	(349)	(656)	—
Payment for purchase of Logistix Limited, net of cash acquired of $1,750	—	(11,405)	—
Payment for purchase of UPSHOT	—	—	(9,891)
Proceeds from sales of fixed assets	25	36	135
Purchases of fixed assets	(921)	(1,044)	(982)
Proceeds from sale of marketable securities, net	—	—	6,200
Purchase of marketable securities, net	(5,100)	(2,100)	—

Net cash used in investing activities	(6,345)	(15,169)	(4,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	(12,500)	—	—
Preferred stock dividends paid	(581)	(1,500)	(1,500)
Net proceeds from issuance of preferred stock and warrants	24,283	—	—
Purchase of treasury stock	(3,111)	(7,996)	(1,733)
Proceeds from exercise of stock options	1,448	1,284	840

Net cash provided by (used in) financing activities	9,539	(8,212)	(2,393)

Net increase (decrease) in cash and cash equivalents	25,274	(10,498)	3,650
Effects of exchange rate changes on cash and cash equivalents	—	28	248
CASH AND CASH EQUIVALENTS, beginning of year	7,131	32,405	21,935

CASH AND CASH EQUIVALENTS, end of year	$32,405	$21,935	$25,833

CASH PAYMENTS DURING YEAR FOR:
Interest	$518	$189	$286

Taxes	$7,828	$2,906	$218

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing and environmental marketing. The Company’s clients include Burger King Corporation, CVS/pharmacy, Diageo, Kellogg’s, Discover Financial Services, and Procter & Gamble, among others. The Company complements its core marketing services and promotions business by developing and marketing distinctive consumer products, based primarily on classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is United States dollars.

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

On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”). UPSHOT is a marketing agency, specializing in promotion, event, collaborative, and environmental marketing. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as Diageo, Discover Financial Services, and Procter & Gamble.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at cost, which approximates fair value as of December 31, 2001 and 2002.

Marketable Securities

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value. As of December 31, 2002, the cost of marketable securities held approximates fair value.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest income and expense. The cost of securities sold is based on specific identification.

Marketable securities represent state and municipal debt securities with a maturity date of January 1, 2030. The Company intends to hold such securities only for the near term.

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

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the years ended December 31, 2000, 2001 and 2002 totaled $347, $3,215 and $13,895, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2001 and 2002, respectively, totaled $0 and $230, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheet as of December 31, 2002. Unbilled revenues are expected to be billed and collected within the next six months.

The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101: “Revenue Recognition in Financial Statements.”

Inventories

Inventories consist of production-in-process, which primarily represents tooling costs that are deferred and amortized over the life of the products, purchased finished products held for sale to customers, and purchased finished products in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2001 and 2002, inventories consisted of the following:

	December 31,

	2001	2002

Production-in-process	$3,991	$5,062
Finished goods	5,346	11,301

	$9,337	$16,363

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

Goodwill and Other Intangibles

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board (“FASB”) effective June 30, 2001 for business combinations consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required the Company to perform a transitional goodwill impairment test, using values as of January 1, 2002. The Company completed the goodwill transitional impairment test in the second quarter of 2002. As a result, the Company determined that a non-cash charge in the amount of $2,496, net of tax, was required relating to the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore, results for the quarter ended March 31, 2002 have been adjusted retroactively. Subsequent to the transition charge, the balance of the USI goodwill was $8,198. The Company has adopted the provisions of these statements for the acquisition of Logistix (see Note 4) effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, the Company has foregone all related goodwill amortization expense.

Prior to implementing SFAS No. 142, the Company reviewed all goodwill assets for impairment under the methodology of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The undiscounted cash flows associated with all goodwill assets were in excess of the book value of the related goodwill assets, including USI goodwill. Therefore, for the year ended December 31, 2001, no goodwill assets, including USI goodwill, were considered impaired under SFAS No. 121. See Note 3, “Impairment of Assets.”

Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company will compare the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2002, the Company performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of December 31, 2002.

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair values of the net assets acquired. For the years ended December 31, 2000, 2001 and 2002, amortization expense for goodwill amounted to $1,091, $759 and $0, respectively. Goodwill relating to acquisitions consummated on or after July 1, 2001 is not amortized.

For the years ended December 31, 2000 and 2001, the reconciliation of reported net income and diluted income per share to adjusted net income and adjusted diluted net income per share reflecting the elimination of goodwill amortization is as follows:

	Years Ended December 31,

	2000	2001

Net income available to common stockholders, as reported	$4,386	$3,101
Add back: Elimination of goodwill amortization (net of tax effect)	966	485

Net income available to common stockholders, as adjusted	$5,352	$3,586

Diluted income per share
Income per share, as reported	$0.68	$0.50
Add back: Elimination of goodwill amortization (net of tax effect)	0.15	0.08

Income per share, as adjusted	$0.83	$0.58

The change in the carrying amount of goodwill from $24,690 as of December 31, 2001 to $33,730 as of December 31, 2002 reflects: the acquisition of UPSHOT of $11,849, the USI goodwill impairment charge of $(4,000), a foreign currency translation adjustment of $1,285 and an adjustment to reflect the net reduction to goodwill for the Logistix acquisition of $(94). The entire balance of the goodwill relates to the marketing services segment.

Identifiable intangibles of $749 and $769 as of December 31, 2001 and 2002, respectively, a portion of which are subject to amortization, are included in other intangibles in the consolidated balance sheets.

Other intangibles are summarized as follows:

	Years Ended December 31,

	2001	2002

Amortized Intangible Assets
Equity Marketing, Inc. trademark	$52	$52
Licensing, royalty and standstill agreements	123	136
Customer contracts and related customer relationships	99	238
Sales order backlog	144	218

Subtotal	418	644
Less: Accumulated amortization	(200)	(461)

	218	183
Unamortized Intangible Assets
Logistix trademark	531	586

Total Other Intangibles	$749	$769

The Equity Marketing, Inc. trademark is being amortized over an estimated useful life of 10 years. The Logistix trademark is not subject to amortization under the provisions of SFAS No. 142 as it has been determined that it has an indefinite life. (see Recent Accounting Pronouncements and Note 4). The licensing, royalty and standstill agreements along with the customer contracts and related customer relationships were acquired in the purchase of Logistix and are amortized over the lives of the respective agreements which range from 2 to 3 years. The sales order backlog was also acquired in the purchase of Logistix and was fully amortized as of December 31, 2001. (See Note 4). The customer contracts and related customer relationships acquired in the purchase of UPSHOT are amortized over the lives of the respective agreements which range from 6 to 12 months. The sales order backlog was also acquired in the purchase of UPSHOT and was fully amortized as of December 31, 2002. (See Note 4). For the years ended December 31, 2000, 2001 and 2002, amortization expense related to other intangibles amounted to $141, $186 and $234, respectively.

Due to Customer

Pursuant to the terms of certain contracts between the Company and a promotions customer, the Company collects fees from the customer’s distribution companies on behalf of that customer. Once these fees are collected from the distribution companies, the Company remits the fees to the customer. As of December 31, 2001 and 2002, the amounts due to customer were $3,928 and $11,087, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, but not both. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using the tax rates in effect for the years in which the differences are expected to reverse. See Note 9.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

At December 31, 2002, the Company has two stock option plans that are described in Note 8. In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	2000	2001	2002

Net income available to common stockholders - as reported	$4,386	$3,101	$2,725
Less:
Compensation expense (a)	1,157	1,352	1,504

Net income available to common stockholders - pro forma	$3,229	$1,749	$1,221

Earnings per share:
Basic earnings per share, as reported	$0.70	$0.52	$0.48
Pro forma basic earnings per share	$0.51	$0.29	$0.21
Diluted earnings per share, as reported	$0.68	$0.50	$0.56
Pro forma diluted earnings per share	$0.50	$0.28	$0.36

(a)	Determined under fair value based method for all awards, net of tax.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,

	2000	2001	2002

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	66.60%	62.65%	60.00%
Risk free interest rate	6.40%	4.15%	2.95%
Expected life of options	5 years	4 years	4 years

The weighted average fair value of options granted during 2000, 2001 and 2002 is $5.99, $5.75 and $6.08, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.

Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders represents reported net income less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock (as defined below) were exercised or converted into Common Stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,327,666, 1,579,666 and 2,075,066 shares of the Company’s common stock (“Common Stock”), for the years ended December 31, 2000, 2001 and 2002, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the years ended December 31, 2000 and 2001, preferred stock convertible into 1,083,560 and 1,694,915, respectively, shares of Common Stock was excluded from the computation of diluted EPS as it would have been anti-dilutive. For the year ended December 31, 2002 preferred stock convertible into 1,694,915 shares of Common Stock was included in the computation of diluted EPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common stockholders” and other disclosures required by SFAS No. 128, “Earnings per Share”:

	For the years ended December 31,
	2000			2001			2002

	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income available to common stockholders	$4,386	6,275,590	$0.70	$3,101	5,996,662	$0.52	$2,725	5,721,790	$0.48

Preferred stock dividends	—	—		—	—		1,500	—
Effect of Dilutive Securities:
Options and warrants	—	184,967		—	167,492		—	173,313
Convertible preferred stock	—	—		—	—		—	1,694,915

Dilutive EPS:
Net income available to common stockholders and assumed conversion	$4,386	6,460,557	$0.68	$3,101	6,164,154	$0.50	$4,225	7,590,018	$0.56

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

In December 2001, the due date for the final payment on the note was extended from December 1, 2001 to September 30, 2002 due to ongoing discussions between the Company and RSI. On May 15, 2002, the Company agreed to forgive the remaining balance of $1,685 as consideration for a new interim Master Supply Agreement with RSI. The Company recorded the forgiveness in the consolidated statement of operations for the year ended December 31, 2002. Simultaneously with the execution of the new interim Master Supply Agreement, the Company and RSI also executed a Release and Settlement Agreement pursuant to which the parties resolved certain outstanding issues that have arisen between the two organizations over the last three years. In connection with the Release and Settlement Agreement, the Company is released from any further liability incurred by RSI and associated with the December 1999 recall of Pokémon™ balls included with Burger King kids meals.

Burger King, accounted for approximately 80%, 66% and 65% of the Company’s total revenues for the years ended December 31, 2000, 2001 and 2002, respectively. As of July 2000, the Burger King system completed a transition to alternative distributors. The largest distribution company accounted for approximately 20.8% and 20.6 % of the products purchased from the Company by the Burger King system for the years ended December 31, 2001 and 2002, respectively. The largest such distribution company accounted for 12.5% and 13.6% of accounts receivable as of December 31, 2001 and 2002, respectively.

The Company purchases 96% of its manufactured products from suppliers located in China. China currently enjoys “normal trade relations” (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization, which occurred in December 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increased costs for the Company. The impact of such an event on the Company could be somewhat mitigated by the Company’s ability to source product for the US market from countries other than China. However, there can be no assurance that the Company would be able to obtain manufactured products under acceptable terms.

Supplemental Cash Flow Information

During 1999, the Company sold a portion of its excess inventory to a customer in exchange for credits toward future purchases of advertising media. The credits were valued at $1,011 and could be used over a period of five years. The Company utilized these credits from 1999 through 2002.

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

Shipping and Handling Costs

In accordance with the Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies all amounts billed to customers related to shipping and handling as revenues. Shipping and handling costs are recorded in selling, general and administrative expenses. For the years ended December 31, 2000, 2001 and 2002 such costs totaled $3,526, $2,441, and $2,584, respectively.

Foreign Currency Translation

Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are recognized as a component of accumulated other comprehensive income in stockholders’ equity. For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. For the years ended December 31, 2001 and 2002, respectively, the net transaction (loss) gain on foreign exchange of $(76) and $305 were recorded in other income (expense) in the accompanying consolidated statements of operations.

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

As of December 31, 2002, the Company’s Logistix subsidiary entered into two foreign currency forward contracts to sell Euro’s in exchange for pound sterling aggregating GBP 411 at an average rate of 1.59, which expire between January and March 2003. At December 31, 2002, the foreign currency forward contracts had a balance of GBP 411 and an estimated fair value of $(25). The fair value of the foreign currency forward contract is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2002. The unrealized loss on this contract is reflected in accumulated other comprehensive income.

Advertising

Production costs of commercials and programming are charged to expense in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to expense in the period incurred.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company continues to account for its stock-based compensation plans under APB Opinion No. 25. (See “Stock-Based Compensation”)

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect a material impact on the consolidated financial statements as a result of the adoption of FIN 45.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (“ARB 51”), Consolidated Financial Statements or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the “primary beneficiary” of a variable interest entity. The primarily beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

2.     RESTRUCTURING CHARGE

On December 21, 1998, the Company announced its decision to exit the event-based-licensed consumer products business along with its retail collectible pin business. In connection with this decision, the Company recorded a restructuring charge of $4,121 in 1998. The restructuring charge included a provision for projected minimum royalty guarantee shortfalls associated with long-term licenses, which the Company has decided to discontinue, severance for workforce reductions of 30 employees, a provision for outstanding inventory purchase commitments on purchase orders the Company has cancelled, and a provision for costs associated with the planned closure of the Company’s warehouse facility. During 2000, the Company reversed a portion of the restructuring reserves for inventory purchase commitments and lease commitment for the warehouse facility as a result of negotiated settlements with certain vendors and as a result of the dismissal of a lawsuit from the landlord of the warehouse facility. These reversals totaled $418 and are reflected as a restructuring gain in the accompanying statements of operations for the year ended December 31, 2000. The balance of the 1998 restructuring charge was $190 as of December 31, 2002. This balance relates to remaining minimum royalty guarantee shortfalls.

During 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. The Company evaluated the current cost structure of both businesses. In connection with this plan the Company recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from the Company’s marketing services division as well as other support services. $139 of the restructuring charge was paid as of December 31, 2002.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. The liabilities assumed in connection with this plan totaled $1,731 and are included as part of goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $924 of these liabilities were paid as of December 31, 2002.

3.     IMPAIRMENT OF ASSETS

As of December 31, 2000, as a result of continued weakness in the sports collectible market and as a result of disappointing fourth quarter sales of Headliners®, the Company decided to decrease the marketing of the Headliners® brand and decided not to pursue new Headliners® licenses or renew existing licenses. This decision triggered an impairment review of the long-lived assets of Corinthian Marketing Inc. (“Corinthian”) which was acquired in 1998. These consisted primarily of goodwill and the Headliners® trademark. Based on revised projections of Corinthian’s ongoing business, the Company calculated the present value of expected cash flows (before interest) to determine the fair value of the assets. Accordingly, the Company recorded an impairment charge of $8,504 for a write-off of the goodwill and trademark associated with the Corinthian purchase. Subsequent to the impairment write-off, the balances of the goodwill and trademark were zero. This charge is reflected in impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 2000 and is reflected in the corporate segment. See Note 11.

Refer to Note 1, “Summary of Significant Accounting Policies—Goodwill and Other Intangibles” for further discussion of goodwill impairment.

4.     ACQUISITIONS

On July 23, 1998 the Company acquired substantially all of the assets of Contract Marketing, Inc. (“CMI”), a Massachusetts corporation, and U.S. Import and Promotions Co. (“USI”), a Florida corporation, in exchange for $14,659, plus related transaction costs of $429, and a commitment to pay additional cash consideration based upon the results of operations of CMI and USI during each calendar year through December 31, 2002. In August 1999, March 2000 and May 2001, $149, $349 and $556 respectively, were paid to the stockholders of CMI and USI and allocated to goodwill. On December 3, 2001, the Company paid an additional $100 to the stockholders of CMI and USI as additional cash consideration in settlement of the remaining commitment. This amount was also allocated to goodwill. As of December 31, 2001, the excess of the purchase price over the estimated fair value of the net assets acquired was $14,572 which has been recorded as goodwill and was being amortized on a straight line basis over 20 years. As of January 1, 2002, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a non-cash transitional impairment charge in the amount of $2,496, net of tax, to reduce USI goodwill to its fair value. (See Note 1, “Summary of Significant Accounting Policies—Goodwill and Other Intangibles”).

On July 31, 2001, the Company acquired 100% of the common stock of Logistix in exchange for 8,500 British pounds ($12,144 as of July 31, 2001) in cash plus related transaction costs of $1,011. As of July 31, 2001, Logistix’s cash and cash equivalents totaled $1,750. Thus, the total purchase price, net of cash acquired, was $11,405. The acquisition was financed through the Company’s existing cash reserves. The Company’s potential future obligation to pay additional cash consideration based upon the results of operations of Logistix through July 31, 2004 was extinguished in connection with the settlement of a dispute regarding the calculation of certain post-closing adjustments.

The Logistix acquisition has been accounted under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. During the year ended December 31, 2002, the preliminary allocation of the purchase price was adjusted to revise the estimated value of the deferred tax liabilities and certain accrued liabilities. These adjustments resulted in a net reduction to goodwill of $94. The Company’s allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

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

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. The additional consideration, if any, will be recorded as goodwill. HA-LO, which is the parent company of Promotional Marketing, is currently in Chapter 11 bankruptcy proceedings, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

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

Net current assets	$5,105
Property, plant and equipment	700
Other non-current assets	1
Net current liabilities	(7,951)
Non-current liabilities	—

Estimated fair value, net liabilities assumed	(2,145)
Goodwill	11,849
Other intangible assets	187

Total purchase price	$9,891

The intangible assets of $187 are comprised of customer contracts and related customer relationships and sales order backlog, and are being amortized over estimated useful lives ranging from 6 to 12 months. Intangible assets associated with the UPSHOT acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill has an indefinite life and is not amortized.

In connection with the UPSHOT acquisition, the Company formulated and implemented an integration plan and incurred integration costs, including travel, training and consulting costs. Such costs totaled $453 and were recorded as integration costs in the consolidated statements of operations for the respective periods.

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

	Years Ended December 31,

	2000	2001	2002

Pro forma revenues	$255,483	$186,061	$220,509
Pro forma net income (loss)	$4,984	$(4,492)	$2,960
Pro forma basic income (loss) per share	$0.64	$(1.00)	$0.26
Pro forma diluted income (loss) per share	$0.62	$(1.00)	$0.25
Pro forma basic weighted average shares outstanding	6,275,590	5,996,662	5,721,790
Pro forma diluted weighted average shares outstanding	6,460,557	5,996,662	5,895,103

The pro forma net loss shown above for the year ended December 31, 2001 was primarily attributable to UPSHOT. UPSHOT’s overhead structure for 2001 was intended to support higher revenue levels that did not materialize. Thus, operating expenses were high relative to revenues. UPSHOT’s operating expenses in 2001 also included an asset impairment charge for the write down of fixed assets as well as severance expense for workforce reductions. Subsequent to the Company’s acquisition of UPSHOT in 2002, UPSHOT’s operating expenses were reduced significantly to bring them in line with current revenue levels. See Note 2, “Restructuring Charge.”

Refer to Note 1 for further discussion of the method of computation of earnings per share.

5.     FIXED ASSETS, NET

          Fixed assets, net is summarized as follows:

	December 31,

	2001	2002

Furniture, fixtures and equipment	$2,830	$3,429
Computer software	3,215	3,513
Computer hardware	3,440	4,093
Leasehold improvements	1,480	1,464

Fixed assets, at cost	10,965	12,499
Accumulated depreciation and amortization	(6,787)	(8,314)

Fixed assets, net	$4,178	$4,185

For the years ended December 31, 2000, 2001 and 2002, depreciation expense related to fixed assets was $1,423, $1,533 and $1,597, respectively.

6.     LINE OF CREDIT

On April 24, 2001, the Company entered into a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for borrowings up to $35,000 for three years from the date of closing. Borrowing availability is determined by a formula based on qualified assets. Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002 and September 30, 2002 certain covenants under the facility were amended. As of December 31, 2002, the Company was in compliance with the amended requirements. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2002, there were no amounts outstanding under the Facility.

As of December 31, 2001 and 2002, the marginal interest rate on available borrowings under the respective credit agreements was 5.3% and 2.9%, respectively. Letters of credit outstanding as of December 31, 2001 and 2002 totaled $551 and $823, respectively.

7.     DEFINED CONTRIBUTION PLAN

The Company has a 401(k) Tax Deferred Savings Plan (the “401(k) Plan”), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee’s contribution. Costs related to contributions to the 401(k) Plan for the years ended December 31, 2000, 2001, and 2002 were $145, $241 and $303, respectively.

8.     STOCKHOLDERS’ EQUITY

Stock Options

The Company has three stock option plans, the 1996 Equity Marketing, Inc. Stock Option Plan (the “1996 Employee Plan”), the 2000 Equity Marketing, Inc. Stock Option Plan (the “2000 Employee Plan” and collectively with the 1996 Employee Plan, the “Employee Plans”) and the Non-Employee Director Stock Option Plan (the “Director Plan”, and collectively with the Employee Plans referred to as the “Option Plans”). A total of 3,490,000 shares of Common Stock are reserved for issuance pursuant to options granted and to be granted under the Option Plans. 675,225 shares are available for grant under the Option Plans as of December 31, 2002. Options pursuant to the Employee Plans typically vest over three to five years and expire ten years from the date of grant. The 1996 Employee Plan expired in 2001. The 2000 Employee Plan expires in 2010. Options granted pursuant to the Director Plan vest over six months to three years and expire ten years from the date of grant. The Director Plan expires in 2003.

The Option Plans provide for option grants at exercise prices not less than the fair market value on the date of grant in the case of qualified incentive stock options, and not less than par value in the case of non-qualified options.

Under the terms of the 2000 Employee Plan, the Company may issue awards of restricted stock upon such terms and conditions as it may deem appropriate. See “Restricted Stock” below.

Transactions involving the Option Plans are summarized as follows:

				Exercisable at End of Year

			Weighted		Weighted
		Restricted	Average		Average
	Options	Stock	Exercise Price	Number	Exercise Price
	Outstanding	Outstanding	Per Share	Exercisable	Shares

Outstanding at December 31, 1999	1,402,311	—	10.65	660,506	$10.29

Granted	722,750	—	10.46
Exercised	(209,985)	—	11.72
Canceled	(250,256)	—	11.17

Outstanding at December 31, 2000	1,664,820	—	11.11	716,155	$11.63

Granted	645,400	—	11.56
Exercised	(236,607)	—	5.35
Canceled	(114,835)	—	11.15

Outstanding at December 31, 2001	1,958,778	—	11.96	674,909	$13.83

Granted	507,000	50,000	12.92
Exercised	(88,525)	—	9.48
Canceled	(142,875)	—	11.14

Outstanding at December 31, 2002	2,234,378	50,000	$12.34	911,743	$13.40

The following table summarizes information about the Company’s stock options outstanding and exercisable as of December 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
RANGE OF	NUMBER	REMAINING	AVERAGE	NUMBER	AVERAGE
EXERCISE PRICES	OUTSTANDING	CONTRACTUAL LIFE	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE

$ 4.00 - $ 9.94	645,666	6.43	$8.84	272,250	$7.45
$10.00 - $12.10	643,712	8.32	$11.28	183,393	$11.18
$12.25 - $13.17	607,500	8.79	$12.99	160,100	$12.61
$13.25 - $28.13	337,500	5.77	$19.80	296,000	$20.68

	2,234,378	7.54	$12.34	911,743	$13.40

During 1998, the Company granted options to purchase 60,000 shares of Common Stock to a member of the Board of Directors in exchange for consulting services rendered. The securities vested through March 2001. On December 14, 1998 these options were exchanged for options to purchase 40,000 shares of Common Stock at an exercise price of $7.50. Options to purchase 33,334 shares of Common Stock have vested and been exercised as of December 31, 2000. The fair value of these options was estimated at the date of grant and repricing using the Black-Scholes option pricing model with assumptions consistent with those shown in Note 1. For the years ended December 31, 1999 and 2000, the Company recorded compensation expense of approximately $172 and $106, respectively, related to these options.

In March 2000, the Company granted options to purchase 50,000 shares of Common Stock to a member of the Board of Directors in exchange for services rendered in connection with the Company’s issuance of preferred stock. These shares vested immediately and have an exercise price of $14.75. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with assumptions consistent with those shown in Note 1. These were valued at $359. This amount was recorded as a reduction to mandatory redeemable preferred stock and as additional paid-in-capital in the accompanying consolidated balance sheets as of December 31, 2000.

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

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants are immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock are $16.00 and $18.00, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown Warrants to purchase an additional 6,288 shares of Series B Stock and an additional 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. The Company paid $250 in fees for the year ended December 31, 2002.

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

The Series A Stock, Series B Stock and Series C Stock are subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control of the Company occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their preferred stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividends for the year ended December 31, 2002 amounted to $1,500, of which $375 was paid in January 2003 and recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2002.

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

Stock Repurchase

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $1,342 to repurchase 107,500 shares at an average price of $12.49 per share including commissions under this authorization through December 31, 2002. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $13,377 to purchase a total of 1,085,809 shares at an average price of $12.32 per share including commissions through December 31, 2002. This repurchase program is being funded through working capital.

Restricted Stock

The Company has reserved 100,000 shares of common stock for issuance under the 1995 Stock Award Plan, (the “Plan”), which covers certain key salaried employees who are not officers or directors of the Company. For the years ended December 31, 2001 and 2002, no shares were issued or canceled under the Plan. The shares are subject to restrictions, which lapse over a three to five year period and continued employment with the Company. Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the Plan. A total of 97,487 shares have been issued under the Plan between 1995 and 1998. At December 31, 2002, 69,690 shares were available for issuance under the Plan.

As discussed above, under terms of the 2000 Equity Marketing, Inc. Stock Option Plan, the Company may issue awards of restricted stock upon such terms and conditions as it may deem appropriate subject to approval by the board of directors. For the year ended December 31, 2002, 50,000 shares with an aggregate value on the date of grant of $658 were issued under the plan. Unearned compensation was charged for the market value of these restricted shares. The shares are subject to restrictions, which lapse over a five year period and continued employment with the Company.

The unearned compensation is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period. Compensation charged to expense was $153, $33 and $80 in 2000, 2001 and 2002, respectively.

9.     INCOME TAXES

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

The provision for income taxes consist of:

	Years Ended December 31,

	2000	2001	2002

CURRENT:
Federal	$4,723	$539	$2,163
State and local	804	184	342
Foreign	547	692	822

	6,074	1,415	3,327

DEFERRED:
Federal	627	982	485
State and Local	96	112	73
Foreign	—	8	(99)

	723	1,102	459

	$6,797	$2,517	$3,786

Income taxes recorded by the Company differ from the amounts computed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of operations.

	Years Ended December 31,

	2000	2001	2002

Tax at the Federal statutory rate	$4,176	$2,449	$3,614
State income taxes, net of the Federal tax benefit	636	240	141
Other	1,985	(172)	31

	$6,797	$2,517	$3,786

Other reflects the effects of permanent differences such as amortization of goodwill in 2000 and 2001, the write-off of the Corinthian goodwill in 2000, tax free municipal interest income earned in 2001 and 2002, and the impact of foreign earnings which are taxed at different rates.

The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) for the years ended December 31, 2001 and 2002 are as follows:

	2001	2002

Allowance for doubtful accounts	$904	$752
Inventory reserve	253	500
Accrued expenses	539	971
Other	740	815

Total current	2,436	3,038

Goodwill and other intangibles	(461)	511
Fixed assets	(56)	7
Other	(73)	66

Total non-current	(590)	584

Total	$1,846	$3,622

A deferred U.S. tax liability has not been provided on the unremitted earnings of Logistix because it is the intent of the Company to permanently reinvest these earnings. Undistributed earnings of Logistix, which have been or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes – Special Areas,” aggregated $42 and $2,222 at December 31, 2001 and 2002, respectively. The determination of the tax liability upon repatriation is not practicable.

10.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases are as follows:

Year

2003	$3,112
2004	3,224
2005	3,036
2006	3,080
2007	3,121
Thereafter	5,512

Total	$21,085

Aggregate rental expenses for operating leases were $1,775, $1,783 and $2,608 for the years ended December 31, 2000, 2001 and 2002, respectively.

Guaranteed Royalties

For the years ended December 31, 2000, 2001, and 2002, the Company incurred $3,758, $3,691 and $4,680, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of December 31, 2002, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2003	$2,064
2004	1,314
2005	1,925

Total	$5,303

Advertising Commitments

For the years ended December 31, 2000, 2001, and 2002, the Company incurred $1,295, $1,657 and $1,013, respectively, in advertising expense. License agreements for certain copyrights and trademarks require minimum commitments for advertising over the respective terms of the licenses. As of December 31, 2002, the Company has committed to advertise product as follows:

Year

2003	$1,000
2004	367

Total	$1,367

Employment Agreement

As of December 31, 2002, the Company has employment agreements with key executives. Guaranteed compensation under these agreements are as follows:

Year

2003	$1,840
2004	1,227

Total	$3,067

Legal Proceedings

The Perper Matter

On February 1, 2002, Alan Perper filed a complaint (No. BC 267 408) against the Company, Donald A. Kurz (Chairman of the Board and Chief Executive Officer of the Company) and Gaetano Mastropasqua (President, New Business and Client Services, of the Company) in the Superior Court of the State of California, County of Los Angeles. The plaintiff is a former employee of the Company who was terminated in November 2001. The complaint alleged that the plaintiff was wrongfully terminated and sought compensatory damages plus punitive damages, interest and attorneys’ fees. Pursuant to indemnification agreements between the Company and each of Messrs. Kurz and Mastropasqua, the Company was obligated to defend and indemnify them in this matter. The matter was settled through mediation in December 2002. The amount of the settlement was not significant.

General Litigation

The Company is involved in various other legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any other known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11.     INDUSTRY SEGMENTS, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

The Company’s revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 80%, 66% and 65% of the Company’s consolidated revenues for the years ended December 31, 2000, 2001 and 2002, respectively, were from one customer in the marketing services segment.

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has identified two reportable segments through which it conducts its continuing operations: marketing services and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The marketing services segment provides various services and produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Marketing services programs are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are often based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation expense, asset impairment charges, restructuring gains, integration costs, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventory, receivables, goodwill and other intangibles. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.

Industry Segments

	As of and For the Year Ended December 31, 2000

		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	$208,607	$23,680	$—	$232,287

Income (loss) before provision (benefit) for income taxes	$38,779	$490	$(27,130)	$12,139
Provision (benefit) for income taxes	14,570	184	(7,957)	6,797

Net income (loss)	$24,209	$306	$(19,173)	$5,342

Fixed asset additions, net	$—	$—	$921	$921

Depreciation and amortization	$751	$475	$1,429	$2,655

Total assets	$57,195	$5,427	$47,920	$110,542

	As of and For the Year Ended December 31, 2001

		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	$117,305	$27,011	$—	$144,316

Income (loss) before provision (benefit) for income taxes	$18,688	$2,762	$(14,332)	$7,118
Provision (benefit) for income taxes	6,612	977	(5,072)	2,517

Net income (loss)	$12,076	$1,785	$(9,260)	$4,601

Fixed asset additions, net	$—	$—	$1,041	$1,041

Depreciation and amortization	$857	$23	$1,597	$2,477

Total assets	$54,290	$5,364	$39,833	$99,487

	As of and For the Year Ended December 31, 2002

		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	$175,372	$31,460	$—	$206,832

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	$26,378	$2,129	$(18,000)	$10,507
Provision (benefit) for income taxes	9,449	695	(6,358)	3,786

Income (loss) before cumulative effect of change in accounting principles	16,929	1,434	(11,642)	6,721
Cumulative effect of change in accounting principles, net of tax	2,496	—	—	2,496

Net income (loss)	$14,433	$1,434	$(11,642)	$4,225

Fixed asset additions	$—	$—	$982	$982

Depreciation and amortization	$210	$66	$1,555	$1,831

Total assets	$62,382	$4,814	$66,058	$133,254

     Information about the Company’s operations by geographical area is as follows:

	As of and For the Years Ended December 31,

	2000	2001	2002

Revenues:
United States	$193,420	$117,595	$160,364
International	38,867	26,721	46,468

Total revenues	$232,287	$144,316	$206,832

Income from operations:
United States	$8,963	$4,997	$7,553
International	1,801	751	2,571

Total income from operations	$10,764	$5,748	$10,124

Fixed assets, net:
United States	$3,979	$3,700	$3,747
International	284	478	438

Total fixed assets	$4,263	$4,178	$4,185

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

13.     SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

	March 31	June 30	September 30	December 31

2001
Revenues	$28,027	$28,237	$40,828	$47,224
Income from operations	$746	$895	$2,683	$1,424
Net income available to common stockholders	$540	$485	$1,426	$650
Basic income per share:
Income per share	$0.09	$0.08	$0.24	$0.11
Weighted average shares outstanding	6,106,644	6,061,811	5,978,322	5,822,280
Diluted income per share:
Income per share	$0.09	$0.08	$0.23	$0.11
Weighted average shares outstanding	6,310,608	6,175,984	7,877,538	5,969,811

	Three Months Ended

	March 31	June 30	September 30	December 31

2002
Revenues	$36,115	$47,151	$53,119	$70,447
Income from operations	$857	$898	$3,152	$5,217
Net income available to common stockholders	$(2,201)	$170	$1,756	$3,000
Basic income per share:
Income per share	$(0.39)	$0.03	$0.31	$0.52
Weighted average shares outstanding	5,708,343	5,695,293	5,740,001	5,743,525
Diluted income per share:
Income per share	$(0.37)	$0.03	$0.28	$0.45
Weighted average shares outstanding	5,884,044	5,928,828	7,582,285	7,554,530

14.     SUBSEQUENT EVENTS

On February 27, 2003, the Company entered into a new employment agreement (effective January 1, 2003) with Donald A. Kurz, the Company’s Chairman and Chief Executive Officer. The new agreement provides for the partial buy-out of the Company’s obligations to Mr. Kurz under an existing post-employment consulting agreement. The Company’s future obligation to Mr. Kurz was reduced by $601 in exchange for the current payment of $450 in four equal installments of $112 each on the last business day of each calendar quarter during 2003.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES AND STATE OF CALIFORNIA ON THE 31ST DAY OF MARCH, 2003.

EQUITY MARKETING, INC.

By:	/s/ Donald A. Kurz Donald A. Kurz Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of Equity Marketing, Inc. do hereby severally constitute and appoint Donald A. Kurz, Teresa L. Tormey and Lawrence J. Madden, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald A. Kurz Donald A. Kurz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ Lawrence J. Madden Lawrence J. Madden	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ Jason Ackerman Jason Ackerman	Director	March 31, 2003

/s/ Sanford R. Climan Sanford R. Climan	Director	March 31, 2003

/s/ Jeffrey S. Deutschman Jeffrey S. Deutschman	Director	March 31, 2003

/s/ Jonathan D. Kaufelt Jonathan D. Kaufelt	Director	March 31, 2003

Mitchell H. Kurz	Director

/s/ Alfred E. Osborne, Jr. Alfred E. Osborne, Jr.	Director	March 31, 2003

/s/ Bruce Raben Bruce Raben	Director	March 31, 2003

/s/ Stephen P. Robeck Stephen P. Robeck	Director	March 31, 2003

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald A. Kurz, certify that:

1.     I have reviewed this annual report on Form 10-K of Equity Marketing, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.     designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Donald A. Kurz Donald A. Kurz Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2002

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lawrence J. Madden, certify that:

1.     I have reviewed this annual report on Form 10-K of Equity Marketing, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.     designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lawrence J. Madden Lawrence J. Madden Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 31, 2002

Report of Independent Accountants

To Equity Marketing, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Equity Marketing, Inc. and subsidiaries as of and for the year ended December 31, 2002 included in this Form 10-K and have issued our report thereon dated February 27, 2003. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 15 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information related to the year ended December 31, 2002 included in this schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as of and for the year ended December 31, 2002 and, in our opinion, fairly states in all material respects the financial data required to be set forth therein for the aforementioned period in relation to the basic consolidated financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP

Los Angeles, California February 27, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

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

/s/ ARTHUR ANDERSEN LLP Arthur Andersen LLP

Los Angeles, California February 27, 2002

EQUITY MARKETING, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Additions	Additions
	Beginning of	Charged to	Charged to	Net		Balance at
CLASSIFICATION	of Year	Operating Expenses	Revenues	Deductions		End of Year

Year Ended December 31, 2000
Allowances for doubtful accounts receivable and sales returns	$5,370	$1,225	$199	$(3,704	)(A)	$3,090
Restructuring reserves	1,728	(418)	—	(1,115)		195
Year Ended December 31, 2001
Allowances for doubtful accounts receivable and sales returns	$3,090	$336	$766	$(1,856	)(A)	$2,336
Restructuring reserves	195	—	—	(5)		190
Year Ended December 31, 2002
Allowances for doubtful accounts receivable and sales returns	$2,336	$484	$1,212	$(1,999	)(A)	$2,033
Restructuring reserves	190	178	—	(139)		229

(A)	Represents product returns, credits applied and accounts receivable written off, net of recoveries.

Exhibit	Description

3.1	Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (3)

3.3	First Amendment to Amended and Restated Bylaws. (4)

3.4	Certificate of Designation of Series A Senior Cumulative Participating Convertible Preferred Stock, Series B Senior Cumulative Participating Convertible Preferred Stock and Series C Senior Cumulative Participating Convertible Preferred Stock of the Company, dated March 29, 2000. (6)

4.0	Form of Warrant to Purchase Shares of Series B Senior Cumulative Participating Convertible Preferred Stock, dated March 29, 2000. (6)

4.1	Form of Warrant to Purchase Shares of Series C Senior Cumulative Participating Convertible Preferred Stock, dated March 29, 2000. (6)

10.0	Securities Purchase Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (6)

10.1	Registration Rights Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (6)

10.2	Agreement of Lease dated July 17, 1998 between Miracle Mile, L.L.C. and Equity Marketing, Inc. (5)

10.3	Agreement of Lease, dated March 10, 2000, between Wide Harvest Investment Ltd. and Equity Marketing Hong Kong, Ltd. (5)

10.4	Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated April 24, 2001. (8)

10.5	First Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2001. (10)

10.6	Second Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated February 8, 2002. (11)

10.7	Third Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2002. *

Executive Compensation Plans and Arrangements of the Company

10.8	Form of Director’s and Officer’s Indemnification Agreement. (3)

10.9	Equity Marketing, Inc. Amended and Restated Stock Option Plan. (3)

10.10	Equity Marketing Inc. Non-Employee Director Stock Option Plan. (2)

10.11	Employment Agreement dated January 1, 1999 between Equity Marketing, Inc. and Donald A. Kurz. (4)

10.12	Equity Marketing, Inc. 2000 Stock Option Plan. (7)

10.13	First Amendment to Equity Marketing, Inc. 2000 Stock Option Plan. (9)

21.	Subsidiaries of the Registrant.*

23.	Consent of PricewaterhouseCoopers LLP.*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 - Donald A. Kurz, Chief Executive Officer.*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 - Lawrence J. Madden, Chief Financial Officer.*

(1)   Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

(2)   Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

(3)   Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.

(4)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 16, 1999, which is incorporated herein by reference.

(5)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 11, 2000, which is incorporated herein by reference.

(6)   Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, which is incorporated herein by reference.

(7)   Previously filed as an exhibit to the Registrant’s Notice of Annual Meeting and Proxy Statement dated July 21, 2000, which is incorporated herein by reference.

(8)   Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, which is incorporated herein by reference.

(9)   Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.

(10) Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 16, 2001, which is incorporated herein by reference.

(11) Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 18, 2002, which is incorporated herein by reference.

(*)   Filed herewith