Form 10-Q
period 2003-03-31
EQUITY MARKETING INC
filed 2003-05-15
CIK 911151

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

( )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 23346

EQUITY MARKETING, INC.

(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	13-3534145 (I.R.S. Employer Identification No.)

6330 San Vicente Blvd. Los Angeles, CA (Address of principal executive offices)	90048 (Zip Code)

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

Common Stock, $.001 Par Value, 5,700,453 shares as of May 12, 2003.

EQUITY MARKETING, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
March 31, 2003

Page

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4.	Controls and Procedures	24
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ASSETS

	December 31,	March 31,
	2002	2003

		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$25,833	$13,940
Marketable securities	1,000	4,500
Accounts receivable (net of allowances of $2,033 and $1,703 as of December 31, 2002 and March 31, 2003, respectively)	43,817	25,167
Inventories, net (Note 2)	16,363	13,517
Prepaid expenses and other current assets	4,807	5,076

Total current assets	91,820	62,200
Fixed assets, net	4,185	3,941
Goodwill (Notes 2 and 6)	33,730	33,420
Other intangibles, net (Notes 2 and 6)	769	694
Other assets	2,750	3,622

Total assets	$133,254	$103,877

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	March 31,
	2002	2003

		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$38,334	$17,495
Accrued liabilities	24,329	15,562

Total current liabilities	62,663	33,057
LONG-TERM LIABILITIES	1,596	1,636

Total liabilities	64,259	34,693

COMMITMENTS AND CONTINGENCIES

Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 5,716,503 and 5,705,028 shares outstanding as of December 31, 2002 and March 31, 2003, respectively	—	—
Additional paid-in capital	21,641	21,806
Retained earnings	38,689	39,292
Accumulated other comprehensive income	1,710	1,423

	62,040	62,521
Less—
Treasury stock, 3,007,108 and 3,033,008 shares, at cost, as of December 31, 2002 and March 31, 2003, respectively (Note 4)	(15,506)	(15,839)
Unearned compensation	(588)	(547)

Total stockholders’ equity	45,946	46,135

Total liabilities and stockholders’ equity	$133,254	$103,877

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2003

REVENUES	$36,115	$47,567
COST OF SALES	26,904	35,287

Gross profit	9,211	12,280

OPERATING EXPENSES:
Salaries, wages and benefits	4,277	5,861
Selling, general and administrative	4,077	5,025

Total operating expenses	8,354	10,886

Income from operations	857	1,394
OTHER INCOME, net	48	102

Income before provision for income taxes and cumulative effect of change in accounting principles	905	1,496
PROVISION FOR INCOME TAXES	235	518

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	670	978
Cumulative effect of change in accounting principles, net of tax (Note 2)	(2,496)	—

Net income (loss)	(1,826)	978
PREFERRED STOCK DIVIDENDS	375	375

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(2,201)	$603

BASIC INCOME (LOSS) PER SHARE:
Income per share before cumulative effect of change in accounting principles	$0.05	$0.11
Cumulative effect of change in accounting principles	(0.44)	—

BASIC INCOME (LOSS) PER SHARE	$(0.39)	$0.11

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,708,343	5,708,279

DILUTED INCOME (LOSS) PER SHARE:
Income per share before cumulative effect of change in accounting principles	$0.05	$0.10
Cumulative effect of change in accounting principles	(0.42)	—

DILUTED INCOME (LOSS) PER SHARE	$(0.37)	$0.10

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,884,044	5,882,609

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2003

NET INCOME (LOSS)	$(1,826)	$978
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments (Note 2)	(234)	(286)
Unrealized gain (loss) on foreign currency (Note 2) forward contracts	5	(1)

COMPREHENSIVE INCOME (LOSS)	$(2,055)	$691

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(1,826)	$978
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principles, net of tax	2,496	—
Depreciation and amortization	397	472
Provision for doubtful accounts	65	89
Loss on disposal of fixed assets	—	3
Tax benefit from exercise of stock options	8	11
Amortization of restricted stock	—	41
Other	(6)	(1)
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	(500)	18,472
Note receivable	498	—
Inventories	(969)	2,822
Prepaid expenses and other current assets	366	(370)
Other assets	(9)	(869)
Accounts payable	(2,741)	(20,765)
Accrued liabilities	1,242	(8,725)
Long-term liabilities	(58)	40

Net cash used in operating activities	(1,037)	(7,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(329)	(117)
Proceeds from sale of fixed assets	20	16
Purchase of marketable securities	—	(3,500)

Net cash used in investing activities	(309)	(3,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(375)	(375)
Purchase of treasury stock	(267)	(333)
Proceeds from exercise of stock options	58	154

Net cash used in financing activities	(584)	(554)

Net decrease in cash and cash equivalents	(1,930)	(11,957)
Effects of exchange rate changes on cash and cash equivalents	(31)	64
CASH AND CASH EQUIVALENTS, beginning of period	21,935	25,833

CASH AND CASH EQUIVALENTS, end of period	$19,974	$13,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$82	$57

Income taxes	$—	$1,286

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing and environmental branding. The Company’s clients include Burger King Corporation, CVS/pharmacy, Diageo, Kellogg’s, Discover Financial Services, and Procter & Gamble, among others. The Company complements its core marketing services and promotions business by developing and marketing distinctive consumer products, based primarily on classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is United States dollars.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

Logistix Limited, a United Kingdom corporation (“Logistix”), is a 100% owned subsidiary of the Company. Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the license for the Robot Wars® entertainment property, among others.

On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”). UPSHOT is a marketing agency, specializing in promotion, event marketing, collaborative marketing and environmental branding. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as Diageo, Discover Financial Services, and Procter & Gamble.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders represents reported net income (loss) less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the dilutive effect of the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,529,166 and 1,694,166 shares of common stock, $.001 par value per share (the “Common Stock”), as of March 31, 2002 and 2003, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended March 31, 2002 and 2003, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”:

	For the Three Months Ended March 31,

	2002			2003

	(Loss)	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Income (loss) available to common stockholders	$(2,201)	5,708,343	$(0.39)	$603	5,708,279	$0.11

Effect of dilutive securities:
Options and warrants	—	175,701		—	174,330

Dilutive EPS:
Income (loss) available to common stockholders and assumed conversion	$(2,201)	5,884,044	$(0.37)	$603	5,882,609	$0.10

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2002 and March 31, 2003, inventories consisted of the following:

	December 31,	March 31,
	2002	2003

Production-in-process	$5,062	$3,039
Finished goods	11,301	10,478

	$16,363	$13,517

Foreign Currency Translation

Net foreign exchange gains or losses resulting from the translation of foreign subsidiaries’ accounts whose functional currency is not the United States dollar are recognized as a component of accumulated other comprehensive income in stockholders’ equity. For such subsidiaries, accounts are translated into United States dollars at the following rates of exchange: assets and liabilities at period-end exchange rates, equity accounts at historical rates, and income and expense accounts at average exchange rates during the period.

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. Transaction gains or (losses) included in net income for the quarters ended March 31, 2002 and 2003 were $(2) and $114, respectively.

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

The Company’s Logistix subsidiary entered into a foreign currency forward contract to sell Euros in exchange for pound sterling aggregating GBP 386 at an average rate of 1.5072. The contract will expire on May 30, 2003. At March 31, 2003, the foreign currency forward contract had an estimated fair value of $(26). The fair value of the foreign currency forward contract is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2003. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

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

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the three months ended March 31, 2002 and 2003 totaled $175 and $6,015, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2002 and March 31, 2003 totaled $230 and $193, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying condensed consolidated balance sheet. Unbilled revenues are expected to be billed and collected within the next six months.

The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101: “Revenue Recognition in Financial Statements.”

Goodwill and Other Intangibles

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board (“FASB”) effective June 30, 2001 for business combinations consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non- amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required the Company to perform a transitional goodwill impairment test, using values as of the beginning of the fiscal year that SFAS No. 142 is adopted. The Company completed the goodwill transitional impairment test in the second quarter of 2002. As a result, the Company determined that a non-cash charge in the amount of $2,496, net of tax, was required relating to the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore, results for the quarter ended March 31, 2002 have been adjusted retroactively. Subsequent to the transition charge, the balance of the USI goodwill was $8,198. The Company has adopted the provisions of these statements for the acquisition of Logistix effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, the Company has foregone all related goodwill amortization expense.

The change in the carrying amount of goodwill from $33,730 as of December 31, 2002 to $33,420 as of March 31, 2003 reflects: a foreign currency translation adjustment of $(254) and an adjustment to reflect the net reduction to goodwill for the Upshot acquisition of $(56) (see Note 6). Of the goodwill balance, $8,317 relates to the consumer products segment and $25,103 relates to the marketing services segment.

Identifiable intangibles of $694 as of March 31, 2003 and $769 as of December 31, 2002, a portion of which are subject to amortization, are included in other intangibles in the condensed consolidated balance sheets.

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

As of March 31, 2003, the Company has two stock option plans; the 2000 Equity Marketing, Inc. Stock Option Plan (the “2000 Employee Plan”) and the Non-Employee Director Stock Option Plan. In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended
	March 31,

	2002	2003

Net income (loss) available to common stockholders - as reported	$(2,201)	$603
Less:
Compensation expense (a)	418	481

Net income (loss) available to common stockholders - pro forma	$(2,619)	$122

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$(0.39)	$0.11
Pro forma basic earnings (loss) per share	$(0.46)	$0.02
Diluted earnings (loss) per share, as reported	$(0.37)	$0.10
Pro forma diluted earnings (loss) per share	$(0.45)	$0.02

(a) Determined under fair value based method for all awards, net of tax.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

During the first quarter of 2003, the Company’s Board of Directors approved an amendment to the 2000 Employee Plan to permit the grant of restricted stock units in addition to the stock options and restricted stock grants previously provided for under the 2000 Employee Plan.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, the Company’s previously issued financial statements will not be restated. The Company implemented SFAS No. 146 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The impact of such adoption did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements” or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the “primary beneficiary” of a variable interest entity. The primarily beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on the Company’s financial statements.

NOTE 3 — LINE OF CREDIT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002 and September 30, 2002, certain covenants under the facility were amended. As of March 31, 2003, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of March 31, 2003, there were no amounts outstanding under the Facility.

Letters of credit outstanding as of December 31, 2002 and March 31, 2003 totaled $823 and $1,001, respectively.

NOTE 4 — STOCK REPURCHASE

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $1,675 to repurchase 133,400 shares at an average price of $12.56 per share including commissions under this authorization through March 31, 2003. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $13,710 to purchase a total of 1,111,709 shares at an average price of $12.33 per share including commissions through March 31, 2003. This repurchase program is being funded through working capital.

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

Certain information presented in the tables below has been restated to conform to the current management structure as of January 1, 2003. Specifically, the results and assets of the USI division, which had previously been reported as part of Marketing Services, are now being reported as part of Consumer Products, which is consistent with management responsibility for this business. The majority of the revenues for the USI division represent sales of made-to-order custom product to Oil & Gas and other retailers who in turn sell the products to consumers. As a result of the similarities between the USI business and the Consumer Products business, the USI division was merged into the Consumer Products division in connection with the Company’s restructuring in 2002 (see “Note – 7 Restructuring” below).

Industry Segments

	As of and For the Three Months Ended March 31, 2002

	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$28,717	$7,398	$—	$36,115

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	$4,033	$404	$(3,532)	$905
Provision (benefit) for income taxes	1,084	69	(918)	235

Income (loss) before cumulative effect of change in accounting principles	2,949	335	(2,614)	670
Cumulative effect of change in accounting principles, net of tax	—	2,496	—	2,496

Net income (loss)	$2,949	$(2,161)	$(2,614)	$(1,826)

Fixed asset additions	$—	$—	$329	$329

Depreciation and amortization	$59	$16	$322	$397

Total assets	$41,162	$14,961	$40,834	$96,957

	As of and For the Three Months Ended March 31, 2003

	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$43,446	$4,121	$—	$47,567

Income (loss) before provision (benefit) for income taxes	$5,642	$39	$(4,185)	$1,496
Provision (benefit) for income taxes	2,096	12	(1,590)	518

Net income (loss)	$3,546	$27	$(2,595)	$978

Fixed asset additions	$—	$—	$117	$117

Depreciation and amortization	$44	$17	$411	$472

Total assets	$60,111	$12,687	$31,079	$103,877

NOTE 6 — ACQUISITIONS

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event marketing, collaborative marketing and environmental branding. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. The additional consideration, if any, will be recorded as goodwill. HA-LO, which is the parent company of Promotional Marketing, was in Chapter 11 bankruptcy proceedings as of the acquisition date, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

The UPSHOT acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities, which could result in adjustments to goodwill and other intangibles. The allocation of the purchase price may change based upon these valuations. During the three months ended March 31, 2003, the preliminary allocation of the purchase price was adjusted to revise the estimated value of prepaid expenses. These adjustments resulted in a net reduction to goodwill of $56. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$5,161
Property, plant and equipment	700
Other non-current assets	1
Net current liabilities	(7,951)
Non-current liabilities	—

Estimated fair value, net liabilities assumed	(2,089)
Goodwill	11,793
Other intangible assets	187

Total purchase price	$9,891

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

The following selected unaudited pro forma consolidated results of operations are presented as if the UPSHOT acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of intangibles, reduced interest income and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

Three Months Ended
March 31, 2002

Pro forma revenues	$42,837
Pro forma net income (loss)	$(1,789)
Pro forma basic income (loss) per share	$(0.38)
Pro forma diluted income (loss) per share	$(0.37)

Refer to Note 2 for further discussion of the method of computation of earnings per share.

NOTE 7 — RESTRUCTURING

During 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. The Company evaluated the current cost structure of both businesses. In connection with this plan the Company recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from the Company’s marketing services division as well as other support services. $177 of the restructuring charge was paid as of March 31, 2003.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. The liabilities assumed in connection with this plan totaled $1,731 and are included as part of goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $983 of these liabilities was paid as of March 31, 2003. As part of this restructuring plan, the Company is currently finalizing an exit plan with respect to a portion of its leased space at UPSHOT’s Chicago, Illinois office. This will result in an adjustment to the liabilities assumed and an increase to goodwill.

NOTE 8 — SUBSEQUENT EVENTS

On April 3, 2003, the Company entered into agreements (which are effective October 1, 2002) with Burger King Corporation, the Company’s largest client, which provide that the Company will retain its role as the primary creative agency of record and designate the Company as an approved manufacturing agency of record for Burger King’s worldwide premiums program. The Company is also in the process of completing negotiations for the renewal of its long-term supply contract with Restaurant Services, Inc. (“RSI”), the exclusive domestic purchasing cooperative for the Burger King system, as well as an international supply agreement with Burger King pertaining to the supply of premiums outside of the United States. These agreements are expected to be finalized during the second quarter of 2003. The Company’s guaranteed share of the Burger King premiums business (both creative and manufacturing) will be negotiated by the parties every two years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

Certain expectations and projections regarding the future performance of Equity Marketing, Inc. (the “Company”) discussed in this quarterly report are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Forward-looking statements can be identified by the use of forward looking terminology, such as may, will, should, expect, anticipate, estimate, continue, plans, intends or other similar terminology. Management cautions that the following factors, among others, could cause the Company’s actual consolidated results of operations and financial position in 2003 and thereafter to differ significantly from those expressed in forward-looking statements:

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect the Company’s financial condition and results of operations.

•	Increased competitive pressure, which may affect the sales of the Company’s products and services.

•	Dependence on nonrenewable product orders by Burger King, which promotions are in effect for a limited period of time.

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company’s financial condition and results of operations.

•	Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King.

•	Significant quarter-to-quarter variability in the Company’s revenues and net income, which may result in operating results below the expectations of securities analysts and investors.

•	Dependence on foreign manufacturers, which may increase the costs of the Company’s products and affect the demand for such products.

Financing Risks

•	Currency fluctuations, which may affect the Company’s suppliers and the Company’s reportable income.

Other Risks

•	Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. The Company’s product liability insurance coverage generally excludes such costs and damages resulting from product recall.

•	Potential negative impact of past or future acquisitions, which may disrupt the Company’s ongoing business, distract senior management and increase expenses (including risks associated with the financial condition and integration of UPSHOT which was recently acquired by the Company).

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company.

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs.

•	Strike and other labor disputes which may negatively impact the distribution channels for the Company’s products.

•	Exposure to liabilities for minimum royalty commitments in connection with license agreements for entertainment properties. The Company enters into significant minimum royalty commitments from time to time in connection with its consumer products business.

•	Potential negative impact of Severe Acute Respiratory Syndrome (“SARS”), which could adversely affect the Company’s vendors in the Far East.

The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance of the Company. In addition to the information contained in this document, readers are advised to review the Company’s Form 10-K for the year ended December 31, 2002, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements and Risk Factors.”

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

Logistix Limited, a United Kingdom corporation (“Logistix”), is a 100% owned subsidiary of the Company. Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the license for the Robot Wars® entertainment property, among others.

On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”). UPSHOT is a marketing agency, specializing in promotion, event marketing, collaborative marketing and environmental branding. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as Diageo, Discover Financial Services, and Procter & Gamble.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months
	Ended March 31,

	2002	2003

Revenues	100.0%	100.0%
Cost of sales	74.5	74.2

Gross profit	25.5	25.8

Operating expenses:
Salaries, wages and benefits	11.8	12.3
Selling, general and administrative	11.3	10.6

Total operating expenses	23.1	22.9

Income from operations	2.4	2.9
Other income, net	0.1	0.2

Income before provision for income taxes	2.5	3.1
Provision for income taxes	0.7	1.1

Income before cumulative effect of change in accounting principles	1.8	2.0

Cumulative effect of change in accounting principles, net of tax	(6.9)	—

Net income (loss)	(5.1)%	2.0%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 (In Thousands):

Revenues for the three months ended March 31, 2003 increased $11,452, or 31.7%, to $47,567 from $36,115 in the comparable period in 2002. Marketing Services revenues increased $14,729, or 51.3%, to $43,446 primarily as a result of increased revenues associated with Burger King and Logistix programs in 2003 compared to the same period in 2002. Revenues for the three months ended March 31, 2003 included two large Burger King promotional programs compared to only one program during the same period in 2002. The increase in Marketing Services revenues was also attributable to additional revenues generated by UPSHOT following its acquisition by the Company in July 2002. The results for 2002 exclude UPSHOT (acquired July 17, 2002). Excluding the impact of the UPSHOT acquisition, revenues increased 17.3% for the three months ended March 31, 2003 compared to the same period in 2002. Consumer Product revenues decreased $3,277, or 44.3%, to $4,121 primarily due to decreased sales of Scooby-Doo™ and Tub Tints®, partially offset by increased sales of Crayola® product. Revenues for Scooby-Doo™ product in 2002 were higher primarily due to increased shipments in anticipation of the Scooby-Doo™ feature film, which was released in the Summer of 2002. In 2002, the Company ceased marketing products under the Tub Tints® brand, but did incorporate effervescent coloring tablets into the Company’s new Crayola® branded line.

Cost of sales increased $8,383 to $35,287 (74.2% of revenues) for the three months ended March 31, 2003 from $26,904 (74.5% of revenues) in the comparable period in 2002 due to the higher sales volume in 2003. The gross margin percentage increased to 25.8% for the three months ended March 31, 2003 from 25.5% in the comparable period for 2002. This increase is primarily the result of higher Marketing Services margins as a result of improved program lead times and other manufacturing efficiencies and by higher margin revenues from Consumer Products.

Salaries, wages and benefits increased $1,584, or 37.0%, to $5,861 (12.3% of revenues) for the three months ended March 31, 2003 from $4,277 (11.8% of revenues) in the comparable period for 2002. This increase was primarily attributable to the addition of employees from the acquisition of UPSHOT.

Selling, general and administrative expenses increased $948, or 23.3%, to $5,025 (10.6% of revenues) for the three months ended March 31, 2003 from $4,077 (11.3% of revenues) in the comparable period for 2003. The increase is primarily the result of additional operating expenses resulting from the acquisition of UPSHOT.

Net other income increased $54 to $102 for the three months ended March 31, 2003 from $48 in the comparable period for 2002. This increase was attributable to foreign exchange gains, partially offset by reduced net interest income attributable to a reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisition of UPSHOT.

The effective tax rate for the three months ended March 31, 2003 was 34.6 % compared to 26.0% for the same period in 2002. The increase in the effective tax rate is the result of a decrease in the relative mix of earnings being generated internationally in territories which have more favorable tax rates.

The cumulative effect of change in accounting principles for the three months ended March 31, 2002 is due to the adoption of SFAS No. 142, which requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. SFAS No. 142 also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. As a result of this evaluation, the Company recorded a charge of $2,496, net of tax, in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002. See “Critical Accouting Policies—Goodwill and Other Intangibles” below.

Net income increased $2,804 to $978 (2.1% of revenues) in 2003 from $(1,826) ((5.1)% of revenues) in 2002 primarily due to the cumulative effect of change in accounting principles of $2,496, net of tax in 2002 and the increase in gross profit earned on higher revenues in 2003. The increase was partially offset by the increased salaries, wages and benefits partially offset by increased net other income in 2003.

Financial Condition and Liquidity

The Company’s financial position remained strong in the first quarter of 2003. At March 31, 2003, the Company had no debt and its cash, cash equivalents and marketable securities were $18,440, compared to $26,833 as of December 31, 2002. The decrease in cash, cash equivalents and marketable securities was attributable to the payment of current liabilities offset by collection of receivables. As discussed below, the Company’s current assets and liabilities, excluding cash, were impacted by the West Coast port dispute which caused shipment delays. These shipment delays resulted in higher than normal receivable and payable balances as of December 31, 2002.

As of March 31, 2003, the Company’s net accounts receivable decreased $18,650 to $25,167 from $43,817 at December 31, 2002. Accounts receivable as of December 31, 2002 were at higher than normal levels as a result of shipment delays attributable to the West Coast port dispute. As of March 31, 2003, inventories decreased $2,846 to $13,517 from $16,363 at December 31, 2002. This decrease in inventories is primarily the result of the timing of promotional programs expected to be delivered later in the second quarter of 2003 relative to the first quarter of 2003. Marketing Services inventories represent 84% and 88% of total inventories as of March 31, 2003 and December 31, 2002, respectively. Promotional product inventory used in Marketing Services generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of March 31, 2003, accounts payable decreased $20,839 to $17,495 from $38,334 at December 31, 2002. This decrease is associated with the payment of liabilities related to fourth quarter 2002 promotional programs. Accounts payable as of December 31, 2002 were at higher than normal levels as a result of shipment delays attributable to the West Coast port dispute.

As of March 31, 2003, accrued liabilities decreased $8,767 to $15,562 from $24,329 at December 31, 2002. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies during the fourth quarter of 2002 on behalf of promotional customers, employee performance bonuses and income taxes.

As of March 31, 2003, working capital was $29,143 compared to $29,157 at December 31, 2002. Cash flows used in operations for the three months ended March 31, 2003 were $7,802 compared to $1,037 in the prior year. This increase is the result of the reduction of current assets and liabilities to more normalized levels as discussed above. Cash flows used in investing activities for the three months ended March 31, 2003 were $3,601 compared to $309 in the prior year. This increase is the result of purchases of marketable securities partially offset by reduced purchases of fixed assets. Cash flows used in financing activities for the three months ended March 31, 2003 were $554 compared to $584 in the prior year. As of the date hereof, the Company believes that its cash from operations, cash, cash equivalents and marketable securities at March 31, 2003 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Credit Facilities

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002 and September 30, 2002 certain covenants under the facility were amended. As of March 31, 2003, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of March 31, 2003, there were no amounts outstanding under the Facility.

Acquisition

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. The additional consideration, if any, will be recorded as goodwill. HA-LO, which is the parent company of Promotional Marketing, was in Chapter 11 bankruptcy proceedings as of the acquisition date, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

Stock Repurchase

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $1,675 to repurchase 133,400 shares at an average price of $12.56 per share including commissions under this authorization through March 31, 2003. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $13,710 to purchase a total of 1,111,709 shares at an average price of $12.33 per share including commissions through March 31, 2003. This repurchase program is being funded through working capital.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, the Company’s previously issued financial statements will not be restated. The Company implemented SFAS No. 146 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The impact of such adoption did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements” or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the “primary beneficiary” of a variable interest entity. The primarily beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on the Company’s financial statements.

Restructuring

During 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. The Company evaluated the current cost structure of both businesses. In connection with this plan the Company recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from the Company’s marketing services division as well as other support services. $177 of the restructuring charge was paid as of March 31, 2003.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. The liabilities assumed in connection with this plan totaled $1,731 and are included as part of goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $983 of these liabilities was paid as of March 31, 2003. As part of this restructuring plan, the Company is currently finalizing an exit plan with respect to a portion of its leased space at UPSHOT’s Chicago, Illinois office. This will result in an adjustment to the liabilities assumed and an increase to goodwill.

Subsequent Events

On April 3, 2003, the Company entered into agreements (which are effective October 1, 2002) with Burger King Corporation, the Company’s largest client, which provide that the Company will retain its role as the primary creative agency of record and designate the Company as an approved manufacturing agency of record for Burger King’s worldwide premiums program. The Company is also in the process of completing negotiations for the renewal of its long-term supply contract with Restaurant Services, Inc. (“RSI”), the exclusive domestic purchasing cooperative for the Burger King system, as well as an international supply agreement with Burger King pertaining to the supply of premiums outside of the United States. These agreements are expected to be finalized during the second quarter of 2003. The Company’s guaranteed share of the Burger King premiums business (both creative and manufacturing) will be negotiated by the parties every two years.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 10.14	Employment agreement dated as of January 1, 2003 between Equity Marketing, Inc. and Donald A. Kurz.

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Donald A. Kurz, Chief Executive Officer.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Lawrence J. Madden, Chief Financial Officer

(b)	Reports on Form 8-K:

Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2003 (Items 7 and 9).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MARKETING, INC.

Date May 15, 2003	/s/ LAWRENCE J. MADDEN

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

/s/ Donald A. Kurz Donald A. Kurz, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated:May 15, 2003

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

/s/ Lawrence J. Madden Lawrence J. Madden, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2003

Exhibit Index

Exhibit Number	Description

Exhibit 10.14	Employment agreement dated as of January 1, 2003 between Equity Marketing, Inc. and Donald A. Kurz.

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Donald A. Kurz, Chief Executive Officer.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Lawrence J. Madden, Chief Financial Officer