Form 10-Q
period 2003-06-30
EQUITY MARKETING INC
filed 2003-08-14
CIK 911151

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Yes  [X]  No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value, 5,760,553 shares as of August 12, 2003.

EQUITY MARKETING, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
June 30, 2003

			Page

Part I.	Financial Information
	Item 1.	Financial Statements	3
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 4.	Controls and Procedures	24
Part II.	Other Information
	Item 4.	Submission of Matters to a Vote of Security Holders	25
	Item 5.	Other Information	25
	Item 6.	Exhibits and Reports on Form 8-K	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ASSETS

	December 31,	June 30,
	2002	2003

		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$25,833	$17,938
Marketable securities	1,000	2,500
Accounts receivable (net of allowances of $2,033 and $2,742 as of December 31, 2002 and June 30, 2003, respectively)	43,817	35,269
Inventories, net (Note 2)	16,363	14,745
Prepaid expenses and other current assets	4,807	5,024

Total current assets	91,820	75,476
Fixed assets, net	4,185	3,814
Goodwill (Notes 2 and 6)	33,730	36,893
Other intangibles, net (Notes 2 and 6)	769	674
Other assets	2,750	5,585

Total assets	$133,254	$122,442

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2002	2003

		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$38,334	$28,744
Accrued liabilities	24,329	15,836

Total current liabilities	62,663	44,580
LONG-TERM LIABILITIES	1,596	6,409

Total liabilities	64,259	50,989

COMMITMENTS AND CONTINGENCIES
Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 5,716,503 and 5,695,553 shares outstanding as of December 31, 2002 and June 30, 2003, respectively	—	—
Additional paid-in capital	21,641	23,074
Retained earnings	38,689	41,057
Accumulated other comprehensive income	1,710	2,040

	62,040	66,171
Less—
Treasury stock, 3,007,108 and 3,068,308 shares, at cost, as of December 31, 2002 and June 30, 2003, respectively (Note 4)	(15,506)	(16,351)
Unearned compensation	(588)	(1,416)

Total stockholders’ equity	45,946	48,404

Total liabilities and stockholders’ equity	$133,254	$122,442

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

REVENUES	$47,151	$56,953	$83,266	$104,520
COST OF SALES	34,877	41,766	61,781	77,053
FORGIVENESS OF NOTE RECEIVABLE	1,685	—	1,685	—

Gross profit	10,589	15,187	19,800	27,467

OPERATING EXPENSES:
Salaries, wages and benefits	4,648	5,537	8,925	11,398
Selling, general and administrative	5,043	6,485	9,120	11,510

Total operating expenses	9,691	12,022	18,045	22,908

Income from operations	898	3,165	1,755	4,559
OTHER INCOME, net	22	205	70	307

Income before provision for income taxes and cumulative effect of change in accounting principles	920	3,370	1,825	4,866
PROVISION FOR INCOME TAXES	375	1,230	610	1,748

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	545	2,140	1,215	3,118
Cumulative effect of change in accounting principles, net of tax (Note 2)	—	—	2,496	—

NET INCOME (LOSS)	545	2,140	(1,281)	3,118
PREFERRED STOCK DIVIDENDS	375	375	750	750

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$170	$1,765	$(2,031)	$2,368

BASIC INCOME (LOSS) PER SHARE:
Income per share before cumulative effect of change in accounting principles	$0.03	$0.31	$0.08	$0.42
Cumulative effect of change in accounting principles	—	—	(0.44)	—

BASIC INCOME (LOSS) PER SHARE	$0.03	$0.31	$(0.36)	$0.42

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,695,293	5,700,016	5,701,818	5,704,148

DILUTED INCOME (LOSS) PER SHARE:
Income per share before cumulative effect of change in accounting principles	$0.03	$0.28	$0.08	$0.40
Cumulative effect of change in accounting principles	—	—	(0.42)	—

DILUTED INCOME (LOSS) PER SHARE	$0.03	$0.28	$(0.34)	$0.40

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,928,828	7,752,716	5,918,665	5,970,205

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

NET INCOME (LOSS)	$545	$2,140	$(1,281)	$3,118
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments (Note 2)	1,176	792	942	506
Unrealized loss on foreign currency forward contracts (Note 2)	(175)	(175)	(170)	(176)

COMPREHENSIVE INCOME (LOSS)	$1,546	$2,757	$(509)	$3,448

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,281)	$3,118
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principles, net of tax	2,496	—
Depreciation and amortization	803	936
Provision for doubtful accounts	185	255
Gain on disposal of fixed assets	(13)	—
Tax benefit from exercise of stock options	12	60
Forgiveness of note receivable	1,685	—
Amortization of restricted stock	—	156
Other	—	4
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	(4,584)	8,433
Note receivable	498	—
Inventories	(3,401)	1,650
Prepaid expenses and other current assets	969	(199)
Other assets	130	(989)
Accounts payable	2,723	(9,680)
Accrued liabilities	611	(8,804)
Long-term liabilities	(75)	63

Net cash provided by (used in) operating activities	758	(4,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(457)	(373)
Proceeds from sale of fixed assets	79	16
Proceeds from sale of marketable securities	4,700	—
Purchase of marketable securities	—	(1,500)

Net cash provided by (used in) investing activities	4,322	(1,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(750)	(750)
Purchase of treasury stock	(391)	(845)
Proceeds from exercise of stock options	110	389

Net cash used in financing activities	(1,031)	(1,206)

Net increase (decrease) in cash and cash equivalents	4,049	(8,060)
Effects of exchange rate changes on cash and cash equivalents	122	165
CASH AND CASH EQUIVALENTS, beginning of period	21,935	25,833

CASH AND CASH EQUIVALENTS, end of period	$26,106	$17,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$133	$113

Income taxes	$255	$2,045

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing and environmental branding. The Company’s clients include Burger King Corporation, CVS/pharmacy, Diageo, Kellogg’s, Dr Pepper/Seven Up, and Procter & Gamble, among others. The Company complements its core marketing services and promotions business by developing and marketing distinctive consumer products, based primarily on classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is United States dollars.

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

On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”). UPSHOT is a marketing agency, specializing in promotion, event marketing, collaborative marketing and environmental branding. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as Diageo, Dr Pepper/Seven Up, and Procter & Gamble.

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options, warrants and restricted stock units (see Stock Based-Compensation) using the treasury stock method and also includes the dilutive effect of the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,226,166 and 1,226,666 shares of common stock, $.001 par value per share (the “Common Stock”), as of June 30, 2002 and 2003, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended June 30, 2002, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive. For the three months ended

June 30, 2003, preferred stock convertible into 1,694,915 shares of common stock was included in the computation of diluted EPS as it was dilutive. For the six months ended June 30, 2002 and 2003, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”:

	For the Three Months Ended June 30,

	2002			2003

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Income available to common stockholders	$170	5,695,293	$0.03	$1,765	5,700,016	$0.31

Preferred stock dividends	—	—		375	—
Effect of dilutive securities:
Options and warrants	—	233,535		—	283,135
Restricted stock units	—	—		—	74,650
Convertible preferred stock	—	—		—	1,694,915

Dilutive EPS:
Income available to common stockholders and assumed conversion	$170	5,928,828	$0.03	$2,140	7,752,716	$0.28

	For the Six Months Ended June 30,

	2002			2003

	Loss	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Income (loss) available to common stockholders	$(2,031)	5,701,818	$(0.36)	$2,368	5,704,148	$0.42

Effect of dilutive securities:
Options and warrants	—	216,847		—	228,732
Restricted stock units	—	—		—	37,325

Dilutive EPS:
Income (loss) available to common stockholders	$(2,031)	5,918,665	$(0.34)	$2,368	5,970,205	$0.40

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2002 and June 30, 2003, inventories consisted of the following:

	December 31,	June 30,
	2002	2003

Production-in-process	$5,062	$1,707
Finished goods	11,301	13,038

	$16,363	$14,745

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. Transaction gains or (losses) included in net income for the quarters ended June 30, 2002 and 2003 were $(33) and $260, respectively.

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

The Company’s Logistix subsidiary entered into foreign currency forward contracts aggregating GBP 5,883 to sell Euros in exchange for pound sterling and to sell pound sterling in exchange for United States dollars. The contracts will expire by December 22, 2003. At June 30, 2003, the foreign currency forward contracts had an estimated fair value of $(201). The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2003. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

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

The change in the carrying amount of goodwill from $33,730 as of December 31, 2002 to $36,893 as of June 30, 2003 reflects: a foreign currency translation adjustment of $380 and an adjustment to reflect the net increase to goodwill for the Upshot acquisition of $2,783 (see Note 6). Of the goodwill balance, $8,317 relates to the consumer products segment and $28,576 relates to the marketing services segment.

Identifiable intangibles of $674 as of June 30, 2003 and $769 as of December 31, 2002, a portion of which are subject to amortization, are included in other intangibles in the condensed consolidated balance sheets.

Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company will compare the discounted cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2002, the Company performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of December 31, 2002.

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

As of June 30, 2003, the Company has two stock option plans; the Equity Marketing, Inc. 2000 Stock Option Plan (the “2000 Employee Plan”) and the Non-Employee Director Stock Option Plan (the “Director Plan”). The 2000 Employee Plan terminates on June 27, 2010. The Director Plan terminates on August 23, 2003. In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net income (loss) available to common stockholders - as reported	$170	$1,765	$(2,031)	$2,368
Less:
Compensation expense (a)	349	357	767	838

Net income (loss) available to common stockholders - pro forma	$(179)	$1,408	$(2,798)	$1,530

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$0.03	$0.31	$(0.36)	$0.42
Pro forma basic earnings (loss) per share	$(0.03)	$0.25	$(0.49)	$0.27
Diluted earnings (loss) per share, as reported	$0.03	$0.28	$(0.34)	$0.40
Pro forma diluted earnings (loss) per share	$(0.03)	$0.23	$(0.47)	$0.26

(a)  Determined under fair value based method for all awards, net of tax.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

During the first quarter of 2003, the Company’s Board of Directors approved an amendment to the 2000 Employee Plan to permit the grant of restricted stock units in addition to stock options, restricted stock grants and stock bonuses previously provided for under the 2000 Employee Plan. Effective April 1, 2003, a total of 74,650 restricted stock units with an aggregate market value as of the grant date of $971 were granted to employees under the 2000 Employee Plan. Unearned compensation was charged upon grant for the market value of these restricted stock units. The units vest over a four year period subject to continued employment with the Company. Compensation expense attributable to these units was $61 for the three months ended June 30, 2003. The underlying shares of common stock are issuable on the fourth anniversary of the date of grant; provided, however, that shares underlying vested restricted stock units are issuable earlier upon termination of employment, disability or hardship.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for 2003. The Company implemented SFAS No. 143 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The Company implemented SFAS No. 145 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company implemented FIN 45 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements” or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the “primary beneficiary” of a variable interest entity. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required for pre-existing entities as of the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on the Company’s financial statements.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements or disclosures.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, will not have an impact on the Company’s consolidated financial statements or disclosures. The Company’s mandatory redeemable preferred stock does not have a fixed and determinable redemption date and, therefore, is not impacted by the adoption of SFAS No. 150.

In May 2003, the EITF reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” The new requirements of EITF No. 01-8 potentially affects companies that sell or purchase products or services through supply, commodity, transportation and data-processing outsourcing contracts. The guidance in this new release is designed to mandate reporting revenue as rental or leasing income that would otherwise be reported as part of product sales or services revenue. EITF No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement includes a lease within the scope of SFAS No. 13, “Accounting for Leases,” which means focusing on agreements conveying the right to use property, plant or equipment. The consensus is effective prospectively to arrangements agreed to, modified or acquired in business combinations in fiscal periods beginning after May 28, 2003 (the quarter beginning July 1, 2003 for the Company). The Company does not expect the adoption of EITF No. 01-8 to have a material effect on its consolidated financial statements.

NOTE 3 — LINE OF CREDIT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002 and September 30, 2002, certain covenants under the facility were amended. As of June 30, 2003, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of June 30, 2003, there were no amounts outstanding under the Facility.

Letters of credit outstanding as of December 31, 2002 and June 30, 2003 totaled $823 and $3,739, respectively.

NOTE 4 — STOCK REPURCHASE

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $2,187 to repurchase 168,700 shares at an average price of $12.96 per share including commissions under this authorization through June 30, 2003. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $14,222 to purchase a total of 1,147,009 shares at an average price of $12.40 per share including commissions through June 30, 2003. This repurchase program is being funded through working capital.

NOTE 5 — SEGMENTS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has identified two reportable segments through which it conducts its continuing operations: Marketing Services and Consumer Products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Marketing Services segment designs and produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant and provides various services such as strategic planning and research, entertainment marketing, promotion, event marketing, collaborative marketing and environmental branding. The Consumer Products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation expense, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventory, receivables, goodwill and other intangibles. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.

Certain information presented in the tables below has been reclassified to conform to the current management structure as of January 1, 2003. Specifically, the results and assets of the USI division, which had previously been reported as part of Marketing Services, are now being reported as part of Consumer Products, which is consistent with management responsibility for this business. The majority of the revenues for the USI division represent sales of made-to-order custom product to Oil & Gas and other retailers who in turn sell the products to consumers. As a result of the similarities between the USI business and the Consumer Products business, the USI division was merged into the Consumer Products division in connection with the Company’s restructuring in 2002 (see “Note – 7 Restructuring” below).

Industry Segments

	As of and For the Three Months Ended June 30, 2002

	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$38,980	$8,171	$—	$47,151

Income (loss) before provision (benefit) for income taxes	$5,201	$(196)	$(4,085)	$920
Provision (benefit) for income taxes	1,980	(69)	(1,536)	375

Net income (loss)	$3,221	$(127)	$(2,549)	$545

Fixed asset additions	$—	$—	$128	$128

Depreciation and amortization	$10	$16	$380	$406

Total assets	$46,524	$15,580	$41,285	$103,389

	As of and For the Three Months Ended June 30, 2003

	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$45,437	$11,516	$—	$56,953

Income (loss) before provision (benefit) for income taxes	$6,183	$2,173	$(4,986)	$3,370
Provision (benefit) for income taxes	2,301	823	(1,894)	1,230

Net income (loss)	$3,882	$1,350	$(3,092)	$2,140

Fixed asset additions	$—	$—	$256	$256

Depreciation and amortization	$3	$45	$416	$464

Total assets	$68,417	$19,139	$34,886	$122,442

	As of and For the Six Months Ended June 30, 2002

	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$67,697	$15,569	$—	$83,266

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	$9,234	$208	$(7,617)	$1,825
Provision (benefit) for income taxes	3,064	—	(2,454)	610

Income (loss) before cumulative effect of change in accounting principles	6,170	208	(5,163)	1,215
Cumulative effect of change in accounting principles, net of tax	—	2,496	—	2,496

Net income (loss)	$6,170	$(2,288)	$(5,163)	$(1,281)

Fixed asset additions	$—	$—	$457	$457

Depreciation and amortization	$69	$32	$702	$803

Total assets	$46,524	$15,580	$41,285	$103,389

	As of and For the Six Months Ended June 30, 2003

	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$88,883	$15,637	$—	$104,520

Income (loss) before provision (benefit) for income taxes	$11,825	$2,212	$(9,171)	$4,866
Provision (benefit) for income taxes	4,397	835	(3,484)	1,748

Net income (loss)	$7,428	$1,377	$(5,687)	$3,118

Fixed asset additions	$—	$—	$373	$373

Depreciation and amortization	$47	$62	$827	$936

Total assets	$68,417	$19,139	$34,886	$122,442

NOTE 6 — ACQUISITIONS

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event marketing, collaborative marketing and environmental branding. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. The additional consideration, if any, will be recorded as goodwill. Based on actual results through June 30, 2003, the Company does not expect to be obligated to pay any additional consideration. HA-LO, which is the parent company of Promotional Marketing, was in Chapter 11 bankruptcy proceedings as of the acquisition date, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

The UPSHOT acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. During the six months ended June 30, 2003, the preliminary allocation of the purchase price was adjusted to revise the estimated value of prepaid expenses ($72 increase), deferred tax assets ($1,852 increase), accrued liabilities ($168 decrease) and non-current liabilities ($4,874 increase). These adjustments resulted in a net increase to goodwill of $2,782. The adjustments to increase non-current liabilities are attributable to a final determination of an unfavorable lease liability for UPSHOT’s Chicago, Illinois office totaling $2,975 and to an adjustment totaling $1,900 due to the finalization of an exit plan (see Note 7 – Restructuring) both of which were contemplated as of the close of the transaction. The unfavorable lease liability reflects the present value of the lease payments in excess of market for the remaining term of the Chicago office lease. The increase in deferred tax assets reflects the tax benefit associated with the increase in non-current liabilities. Subsequent to these adjustments, the Company’s allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$7,029
Property, plant and equipment	700
Other non-current assets	1
Net current liabilities	(7,783)
Non-current liabilities	(4,874)

Estimated fair value, net liabilities assumed	(4,927)
Goodwill	14,631
Other intangible assets	187

Total purchase price	$9,891

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

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

Pro forma revenues	$52,358	$95,195
Pro forma net loss	$(684)	$(2,473)
Pro forma basic loss per share	$(0.19)	$(0.57)
Pro forma diluted loss per share	$(0.19)	$(0.57)

Refer to Note 2 for further discussion of the method of computation of earnings per share.

NOTE 7 — RESTRUCTURING

During the third quarter of 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. The Company evaluated the current cost structure of both businesses. In connection with this plan the Company recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from the Company’s marketing services division as well as other support services. The full amount of the restructuring charge was paid as of June 30, 2003.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. Additionally, in 2003 the Company finalized its exit plan with respect to vacating half of its leased space (thirty thousand square feet) at UPSHOT’s Chicago, Illinois office. This resulted in an adjustment to the liabilities recorded and an increase to goodwill of $1,900 for the present value of the remaining lease payments for the vacated office space in excess of the estimated sub-lease income. The liabilities assumed in connection with this restructuring plan totaled $3,631 and are included as part of goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $1,151 of these liabilities were paid as of June 30, 2003.

NOTE 8 — SUBSEQUENT EVENT

On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI will serve as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003. Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series A Preferred Stock. The Company’s agreement with USCI provides for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board in accordance with certain guidelines and criteria. The guidelines for fees payable upon successful completion of an acquisition transaction are $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement has an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee has absolute discretion in determining the amount, if any, of the success fee for any transaction. The USCI agreement provides for the payment of a refundable advance against success fees in the aggregate amount of $275. The USCI agreement was approved by the Board and acknowledged by the holder of the Series A Preferred Stock. The Company believes that this agreement will enhance its ability to analyze and close merger and acquisition transactions in a manner that is more cost effective than traditional outside advisory firms.

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

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect the Company’s financial condition and results of operations.

•	Increased competitive pressure, which may affect the sales of the Company’s products and services.

•	Dependence on nonrenewable product orders by Burger King, which promotions are in effect for a limited period of time.

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company’s financial condition and results of operations.

•	Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King.

•	Significant quarter-to-quarter variability in the Company’s revenues and net income, which may result in operating results below the expectations of securities analysts and investors.

•	Dependence on foreign manufacturers, which may increase the costs of the Company’s products and affect the demand for such products.

Financing Risks

•	Currency fluctuations, which may affect the Company’s suppliers and the Company’s reportable income.

Other Risks

•	Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. The Company’s product liability insurance coverage generally excludes such costs and damages resulting from product recall.

•	Potential negative impact of past or future acquisitions, which may disrupt the Company’s ongoing business, distract senior management and increase.

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company.

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs.

•	Strike and other labor disputes which may negatively impact the distribution channels for the Company’s products.

•	Exposure to liabilities for minimum royalty commitments in connection with license agreements for entertainment properties. The Company enters into significant minimum royalty commitments from time to time in connection with its consumer products business.

•	Potential negative impact of a recurrence of Severe Acute Respiratory Syndrome (“SARS”), which could adversely affect the Company’s vendors in the Far East.

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

Organization and Business

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing and environmental branding. The Company’s clients include Burger King Corporation, CVS/pharmacy, Diageo, Kellogg’s, Dr Pepper/Seven Up, and Procter & Gamble, among others. The Company complements its core marketing services and promotions business by developing and marketing distinctive consumer products, based primarily on classic licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is United States dollars.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

Logistix Limited, a United Kingdom corporation (“Logistix”), is 100% owned subsidiary of the Company. Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business which holds the license for the Robot Wars® entertainment property, among others.

On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”). UPSHOT is a marketing agency, specializing in promotion, event marketing, collaborative marketing and environmental branding. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as Diageo, Dr Pepper/Seven Up, and Procter & Gamble.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.0	73.3	74.2	73.7
Forgiveness of note receivable	3.5	—	2.0	—

Gross profit	22.5	26.7	23.8	26.3

Operating expenses:
Salaries, wages and benefits	9.9	9.7	10.7	10.9
Selling, general and administrative	10.7	11.4	11.0	11.0

Total operating expenses	20.6	21.1	21.7	21.9

Income from operations	1.9	5.6	2.1	4.4
Other income, net	0.1	0.4	0.1	0.3

Income before provision for income taxes and cumulative effect of change in accounting principles	2.0	6.0	2.2	4.7
Provision for income taxes	0.8	2.2	0.7	1.7

Income before cumulative effect of change in accounting principles	1.2	3.8	1.5	3.0

Cumulative effect of change in accounting principles, net of tax	—	—	(3.0)	—

Net income (loss)	1.2%	3.8%	(1.5)%	3.0%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 (In Thousands):

Revenues for the three months ended June 30, 2003 increased $9,802, or 20.8%, to $56,953 from $47,151 in the comparable period in 2002. Marketing Services revenues increased $6,457, or 16.6%, to $45,437 primarily as a result of increased revenues associated with Logistix and Burger King programs in 2003 compared to the same period in 2002. The increase is primarily attributable to an increase in promotions for both Burger King and Kellogg’s for the three months ending June 30, 2003 as compared to the same period in 2002. The increase in Marketing Services revenues was also attributable to the inclusion of revenues generated by UPSHOT in the current year period. The results for 2002 exclude UPSHOT (acquired July 17, 2002). Excluding the impact of the UPSHOT acquisition, revenues increased 11.6% for the three months ended June 30, 2003 compared to the same period in 2002. Consumer Product revenues increased $3,345, or 40.9%, to $11,516 primarily as a result of sales from the launch of a product line based on Disney’s Kim Possible™ and increased sales of Crayola® product, partially offset by decreased sales of Scooby-Doo™, Robot Wars® and Tub Tints® product. Revenues for Scooby-Doo™ product in 2002 were higher primarily due to increased shipments in anticipation of the Scooby-Doo™ feature film, which was released in the Summer of 2002. In 2002, the Company ceased marketing products under the Tub Tints® brand, but did incorporate effervescent coloring tablets into the Company’s new Crayola® branded line of bath toys.

Cost of sales increased $6,889 to $41,766 (73.3% of revenues) for the three months ended June 30, 2003 from $34,877 (74.0% of revenues) in the comparable period in 2002 due to the higher sales volume in 2003. The gross margin percentage increased to 26.7% for the three months ended June 30, 2003 from 22.5% in the comparable period for 2002. This increase is primarily the result of a charge for the forgiveness of a note receivable of $1,685 (3.5% of revenues) for the three months ended June 30, 2002. In addition, the margins for Consumer Products increased primarily as a result of the introduction of higher margin Kim Possible™ product and as a result of higher Scooby-Doo™ margins as a result of a redesigned product line.

Salaries, wages and benefits increased $889, or 19.1%, to $5,537 (9.7% of revenues) for the three months ended June 30, 2003 from $4,648 (9.9% of revenues) in the comparable period for 2002. This increase was primarily attributable to the addition of employees from the acquisition of UPSHOT.

Selling, general and administrative expenses increased $1,442, or 28.6%, to $6,485 (11.4% of revenues) for the three months ended June 30, 2003 from $5,043 (10.7% of revenues) in the comparable period for 2002. The increase is primarily the result of additional operating expenses resulting from the acquisition of UPSHOT and increased selling expenses resulting from higher sales.

Net other income increased $183 to $205 for the three months ended June 30, 2003 from $22 in the comparable period for 2002. This increase was attributable to foreign exchange gains, partially offset by reduced net interest income attributable to a reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisition of UPSHOT.

The effective tax rate for the three months ended June 30, 2003 was 36.5 % compared to 40.8% for the same period in 2002. The decrease in the effective tax rate is the result of an increase in the relative mix of earnings being generated internationally in territories which have more favorable tax rates.

Net income increased $1,595 to $2,140 (3.8% of revenues) in 2003 from $545 (1.2% of revenues) in 2002 primarily due to the forgiveness of a note receivable in 2002, the increase in gross profit earned on higher revenues in 2003 and the increase in net other income in 2003. The increase was partially offset by the increased salaries, wages and benefits and selling, general and administrative expenses in 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 (In Thousands):

Revenues for the six months ended June 30, 2003 increased $21,254, or 25.5%, to $104,520 from $83,266 in the comparable period in 2002. Marketing Services revenues increased $21,186, or 31.3%, to $88,883 primarily as a result of increased revenues associated with Burger King and Logistix programs in 2003 compared to the same period in 2002. The increase is primarily attributable to an increase in promotions for both Burger King and Kellogg’s for the six months ending June 30, 2003 as compared to the same period in 2002. The increase in Marketing Services revenues was also attributable to the inclusion of revenues generated by UPSHOT in the current year period. The results for 2002 exclude UPSHOT (acquired July 17, 2002). Excluding the impact of the UPSHOT acquisition, revenues increased 14.1% for the six months ended June 30, 2003 compared to the same period in 2002. Consumer Product revenues increased $68, or 0.4%, to $15,637 primarily as a result of sales from the launch of a product line based on Disney’s Kim Possible™ and increased sales of Crayola® product, almost entirely offset by decreased sales of Scooby-Doo™, Robot Wars® and Tub Tints® product. Revenues for Scooby-Doo™ product in 2002 were higher primarily due to increased shipments in anticipation of the Scooby-Doo™ feature film, which was released in the Summer of 2002. In 2002, the Company ceased marketing products under the Tub Tints® brand, but did incorporate effervescent coloring tablets into the Company’s new Crayola® branded line of bath toys.

Cost of sales increased $15,272 to $77,053 (73.7% of revenues) for the six months ended June 30, 2003 from $61,781 (74.2% of revenues) in the comparable period in 2002 due to the higher sales volume in 2003. The gross margin percentage increased to 26.3% for the six months ended June 30, 2003 from 23.8% in the comparable period for 2002. This increase is primarily the result of a charge for the forgiveness of a note receivable of $1,685 (2.0% of revenues) for the six months ended June 30, 2002. In addition, the margins for Consumer Products increased primarily as a result of the introduction of higher margin Kim Possible™ product and as a result of higher Scooby-Doo™ margins as a result of a redesigned product line.

Salaries, wages and benefits increased $2,473, or 27.7%, to $11,398 (10.9% of revenues) for the six months ended June 30, 2003 from $8,925 (10.7% of revenues) in the comparable period for 2002. This increase was primarily attributable to the addition of employees from the acquisition of UPSHOT.

Selling, general and administrative expenses increased $2,390, or 26.2%, to $11,510 (11.0% of revenues) for the six months ended June 30, 2003 from $9,120 (11.0% of revenues) in the comparable period for 2002. The increase is primarily the result of additional operating expenses resulting from the acquisition of UPSHOT and increased selling expenses resulting from higher sales.

Net other income increased $237 to $307 for the six months ended June 30, 2003 from $70 in the comparable period for 2002. This increase was attributable to foreign exchange gains, partially offset by reduced net interest income attributable to a reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisition of UPSHOT.

The effective tax rate for the six months ended June 30, 2003 was 35.9 % compared to 33.4% for the same period in 2002. The increase in the effective tax rate is the result of a decrease in the relative mix of earnings being generated internationally in territories which have more favorable tax rates.

The cumulative effect of change in accounting principles in 2002 is due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. SFAS 142 also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. As a result of this evaluation, the Company recorded a charge of $2,496, net of tax, in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore results for the quarter ended March 31, 2002 have been adjusted retroactively.

Net income increased $4,399 to $3,118 (3.0% of revenues) in 2003 from $(1,281) ((1.5)% of revenues) in 2002 . The increase was primarily due to the cumulative effect of change in accounting principles in 2002 of $2,496, net of tax, a charge for the forgiveness of a note receivable in 2002, the increase in gross profit earned on higher revenues in 2003 and the increase in net other income in 2003. The increase was partially offset by the increased salaries, wages and benefits and selling, general and administrative expenses in 2003.

Financial Condition and Liquidity

The Company’s financial position remained strong in the second quarter of 2003. At June 30, 2003, the Company had no debt and its cash, cash equivalents and marketable securities were $20,438, compared to $26,833 as of December 31, 2002. The decrease in cash, cash equivalents and marketable securities was attributable to the payment of current liabilities partially offset by collection of accounts receivable. As discussed below, the Company’s current assets and liabilities, excluding cash, were impacted by the West Coast port dispute which caused shipment delays. These shipment delays resulted in higher than normal receivable and payable balances as of December 31, 2002.

As of June 30, 2003, the Company’s net accounts receivable decreased $8,548 to $35,269 from $43,817 at December 31, 2002. Accounts receivable as of December 31, 2002 were at higher than normal levels as a result of shipment delays attributable to the West Coast port dispute. As of June 30, 2003, inventories decreased $1,618 to $14,745 from $16,363 at December 31, 2002. This decrease in inventories is primarily the result of the timing of promotional programs expected to be delivered later in the third quarter of 2003 relative to the first quarter of 2003. Marketing Services inventories represent 83% and 88% of total inventories as of June 30, 2003 and December 31, 2002, respectively. Promotional product inventory used in Marketing Services generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of June 30, 2003, accounts payable decreased $9,590 to $28,744 from $38,334 at December 31, 2002. This decrease is associated with the payment of liabilities related to fourth quarter 2002 promotional programs. Accounts payable as of December 31, 2002 were at higher than normal levels as a result of shipment delays attributable to the West Coast port dispute.

As of June 30, 2003, accrued liabilities decreased $8,493 to $15,836 from $24,329 at December 31, 2002. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies during the fourth quarter of 2002 on behalf of promotional customers, employee performance bonuses and income taxes.

As of June 30, 2003, working capital was $30,896 compared to $29,157 at December 31, 2002. Cash flows used in operations for the six months ended June, 2003 were $4,997 compared to cash flows provided by operations of $758 in the prior year. This change is the result of the reduction of current assets and liabilities to more normalized levels as discussed above. Cash flows used in investing activities for the six months ended June 30, 2003 were $1,857 compared to cash flows provided by investing activities of $4,322 in the prior year. This change is the result of purchases of marketable securities partially offset by reduced purchases of fixed assets. Cash flows used in financing activities for the six months ended June 30, 2003 were $1,206 compared to $1,031 in the prior year. This increase is the result of an increase in the repurchase of Company stock. As of the date hereof, the Company believes that its cash flows from operations, cash, cash equivalents and marketable securities at June 30, 2003 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Credit Facilities

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002 and September 30, 2002, certain covenants under the facility were amended. As of June 30, 2003, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of June 30, 2003, there were no amounts outstanding under the Facility.

Acquisition

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. The additional consideration, if any, will be recorded as goodwill. Based on actual results through June 30, 2003, the Company does not expect to be obligated to pay any additional consideration. HA-LO, which is the parent company of Promotional Marketing, was in Chapter 11 bankruptcy proceedings as of the acquisition date, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

Stock Repurchase

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $2,187 to repurchase 168,700 shares at an average price of $12.96 per share including commissions under this authorization through June 30, 2003. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $14,222 to purchase a total of 1,147,009 shares at an average price of $12.40 per share including commissions through June 30, 2003. This repurchase program is being funded through working capital.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for 2003. The Company implemented SFAS No. 143 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The Company implemented SFAS No. 145 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company implemented FIN 45 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements” or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the “primary beneficiary” of a variable interest entity. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required for pre-existing entities as of the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on the Company’s financial statements.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements or disclosures.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, will not have an impact on the Company’s consolidated financial statements or disclosures. The Company’s mandatory redeemable preferred stock does not have a fixed and determinable redemption date and, therefore, is not impacted by the adoption of SFAS No. 150.

In May 2003, the EITF reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” The new requirements of EITF No. 01-8 potentially affects companies that sell or purchase products or services through supply, commodity, transportation and data-processing outsourcing contracts. The guidance in this new release is designed to mandate reporting revenue as rental or leasing income that would otherwise be reported as part of product sales or services revenue. EITF No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement includes a lease within the scope of SFAS No. 13, “Accounting for Leases,” which means focusing on agreements conveying the right to use property, plant or equipment. The consensus is effective prospectively to arrangements agreed to, modified or acquired in business combinations in fiscal periods beginning after May 28, 2003 (the quarter beginning July 1, 2003 for the Company). The Company does not expect the adoption of EITF No. 01-8 to have a material effect on its consolidated financial statements.

Restructuring

During the third quarter of 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. The Company evaluated the current cost structure of both businesses. In connection with this plan the Company recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from the Company’s marketing services division as well as other support services. The full amount of the restructuring charge was paid as of June 30, 2003.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. Additionally, in 2003 the Company finalized its exit plan with respect to vacating half of its leased space (thirty thousand square feet) at UPSHOT’s Chicago, Illinois office. This resulted in an adjustment to the liabilities recorded and an increase to goodwill of $1,900 for the present value of the remaining lease payments for the vacated office space in excess of the estimated sub-lease income. The liabilities assumed in connection with this restructuring plan totaled $3,631 and are included as part of goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $1,151 of these liabilities was paid as of June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of it’s management, including the Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 22, 2003. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were approved by the stockholders:

		Votes For	Votes Withheld

1.	Election of Directors by holders of Common Stock:
	Howard D. Bland	5,650,694	8,112
	Sanford R. Climan	5,650,791	8,015
	Jonathan D. Kaufelt	5,650,744	8,062
	Donald A. Kurz	5,575,991	82,815
	Alfred E. Osborne Jr.	5,650,794	8,012
	Bruce Raben	5,650,794	8,012
	Stephen P. Robeck	5,650,744	8,062
2.	Election of Director by holders of Series A Preferred Stock:
	Jeffrey S. Deutschman	25,000	—

ITEM 5. OTHER INFORMATION

On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI will serve as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003. Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series A Preferred Stock. The Company’s agreement with USCI provides for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board in accordance with certain guidelines and criteria. The guidelines for fees payable upon successful completion of an acquisition transaction are $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement has an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee has absolute discretion in determining the amount, if any, of the success fee for any transaction. The USCI agreement provides for the payment of a refundable advance against success fees in the aggregate amount of $275. The USCI agreement was approved by the Board and acknowledged by the holder of the Series A Preferred Stock. The Company believes that this agreement will enhance its ability to analyze and close merger and acquisition transactions in a manner that is more cost effective than traditional outside advisory firms.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 10.1 Equity Marketing, Inc. 2000 Stock Option Plan (Amended and Restated as of February 24, 2003).

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

(b)	Reports on Form 8-K:

Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2003 (Item 9).

Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2003 (Items 7 and 9).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MARKETING, INC.

Date August 14, 2003	/s/ LAWRENCE J. MADDEN

Lawrence J. Madden
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)