Form 10-Q
period 2003-09-30
EQUITY MARKETING INC
filed 2003-11-14
CIK 911151

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Yes  [ X ]   No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value, 5,699,453 shares as of November 12, 2003.

EQUITY MARKETING, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
September 30, 2003

		Page

Part I.	Financial Information
	Item 1. Financial Statements	3
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 4. Controls and Procedures	26
Part II.	Other Information
	Item 6. Exhibits and Reports on Form 8-K	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ASSETS

	December 31,	September 30,
	2002	2003

		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$25,833	$13,806
Marketable securities	1,000	2,500
Accounts receivable (net of allowances of $2,033 and $2,482 as of December 31, 2002 and September 30, 2003, respectively)	43,817	31,103
Inventories, net (Note 2)	16,363	17,669
Prepaid expenses and other current assets	4,807	5,704

Total current assets	91,820	70,782
Fixed assets, net	4,185	3,560
Goodwill (Notes 2 and 6)	33,730	40,778
Other intangibles, net (Notes 2 and 6)	769	1,226
Other assets	2,750	5,448

Total assets	$133,254	$121,794

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2002	2003

		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$38,334	$27,332
Accrued liabilities	24,329	14,990

Total current liabilities	62,663	42,322
LONG-TERM LIABILITIES	1,596	6,431

Total liabilities	64,259	48,753

COMMITMENTS AND CONTINGENCIES
Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 5,716,503 and 5,758,653 shares outstanding as of December 31, 2002 and September 30, 2003, respectively	—	—
Additional paid-in capital	21,641	23,686
Retained earnings	38,689	42,009
Accumulated other comprehensive income	1,710	2,141

	62,040	67,836
Less—
Treasury stock, 3,007,108 and 3,077,008 shares, at cost, as of December 31, 2002 and September 30, 2003, respectively (Note 4)	(15,506)	(16,480)
Unearned compensation	(588)	(1,364)

Total stockholders’ equity	45,946	49,992

Total liabilities and stockholders’ equity	$133,254	$121,794

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

REVENUES	$53,119	$48,948	$136,385	$153,468
COST OF SALES	38,084	35,513	99,865	112,566
FORGIVENESS OF NOTE RECEIVABLE	—	—	1,685	—

Gross profit	15,035	13,435	34,835	40,902

OPERATING EXPENSES:
Salaries, wages and benefits	6,054	6,141	14,979	17,539
Selling, general and administrative	5,490	5,546	14,552	17,056
Integration costs	161	—	219	—
Restructuring charge	178	—	178	—

Total operating expenses	11,883	11,687	29,928	34,595

Income from operations	3,152	1,748	4,907	6,307
OTHER INCOME, net	121	188	191	495

Income before provision for income taxes and cumulative effect of change in accounting principles	3,273	1,936	5,098	6,802
PROVISION FOR INCOME TAXES	1,142	609	1,752	2,357

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	2,131	1,327	3,346	4,445
Cumulative effect of change in accounting principles, net of tax (Note 2)	—	—	2,496	—

NET INCOME	2,131	1,327	850	4,445
PREFERRED STOCK DIVIDENDS	375	375	1,125	1,125

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$1,756	$952	$(275)	$3,320

BASIC INCOME (LOSS) PER SHARE:
Income per share before cumulative effect of change in accounting principles	$0.31	$0.17	$0.39	$0.58
Cumulative effect of change in accounting principles	—	—	(0.44)	—

BASIC INCOME (LOSS) PER SHARE	$0.31	$0.17	$(0.05)	$0.58

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,740,001	5,750,736	5,714,546	5,719,677

DILUTED INCOME (LOSS) PER SHARE:
Income per share before cumulative effect of change in accounting principles	$0.28	$0.15	$0.38	$0.55
Cumulative effect of change in accounting principles	—	—	(0.42)	—

DILUTED INCOME (LOSS) PER SHARE	$0.28	$0.15	$(0.05)	$0.55

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	7,582,285	6,160,484	5,908,233	6,029,523

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

NET INCOME	$2,131	$1,327	$850	$4,445
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments (Note 2)	222	34	1,164	540
Unrealized gain (loss) on foreign currency forward contracts (Note 2)	130	67	(40)	(109)

COMPREHENSIVE INCOME	$2,483	$1,428	$1,974	$4,876

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$850	$4,445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principles, net of tax	2,496	—
Depreciation and amortization	1,311	1,434
Provision for doubtful accounts	334	232
Gain on disposal of fixed assets	(12)	(19)
Tax benefit from exercise of stock options	16	75
Forgiveness of note receivable	1,685	—
Amortization of restricted stock	33	259
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	(4,250)	17,664
Note receivable	498	—
Inventories	(2,430)	(381)
Prepaid expenses and other current assets	2,552	738
Other assets	75	(837)
Accounts payable	(1,234)	(15,160)
Accrued liabilities	4,120	(11,369)
Long-term liabilities	(92)	85

Net cash provided by (used in) operating activities	5,952	(2,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(624)	(527)
Proceeds from sale of fixed assets	133	74
Proceeds from sale of marketable securities	6,700	—
Payment for purchase of UPSHOT	(9,997)	—
Payment for purchase of SCI, net of cash acquired of $162	—	(6,075)
Purchase of marketable securities	—	(1,500)

Net cash used in investing activities	(3,788)	(8,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(1,125)	(1,125)
Purchase of treasury stock	(391)	(974)
Proceeds from exercise of stock options	130	935

Net cash used in financing activities	(1,386)	(1,164)

Net increase (decrease) in cash and cash equivalents	778	(12,026)
Effects of exchange rate changes on cash and cash equivalents	134	(1)
CASH AND CASH EQUIVALENTS, beginning of period	21,935	25,833

CASH AND CASH EQUIVALENTS, end of period	$22,847	$13,806

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$184	$164

Income taxes	$255	$3,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

EQUITY MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, Ontario (CA), London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with particular expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, and environmental branding. The Company’s clients include Burger King Corporation, Diageo, Kellogg’s, Kohl’s, Macy’s, Nordstrom’s, and Procter & Gamble, among others. The Company complements its core marketing services business by developing and marketing distinctive consumer products, based primarily on licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is United States dollars.

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

On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”). UPSHOT is a marketing agency, specializing in promotion, event marketing, collaborative marketing and environmental branding. UPSHOT has a reputation for creating successful integrated marketing programs for world class brands such as Diageo, and Procter & Gamble.

On September 3, 2003, the Company acquired substantially all of the assets of S.C.I. Promotion Group, LLC (“SCI”), a privately held promotional marketing services company based in Ontario, California. SCI specializes in the development and execution of promotional campaigns that utilize purchase-with-purchase, gift-with-purchase, incentives, promotional licenses and promotional retail programs. SCI counts nine of the top ten department stores in the United States among its clients, including May Department Stores, Sears, Kohl’s, Nordstrom’s, and Macy’s. Major clients also include consumer product companies such as Anheuser Busch, Scripto and VF Corporation, owner of the Lee and Wrangler jeans brands.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Net Income per Share

Basic net income per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders represents reported net income less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options, warrants and restricted stock units (see Stock Based-Compensation) using the treasury stock method and also includes the dilutive effect of the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,918,666 and 1,146,666 shares of common stock, $.001 par value per share (the “Common Stock”), as of September 30, 2002 and 2003, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended September 30, 2002, preferred stock convertible into 1,694,915 shares of common stock was included in the computation of diluted EPS as it was dilutive. For the three months ended September 30, 2003, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive. For the nine months ended September 30, 2002 and 2003, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”:

	For the Three Months Ended September 30,

	2002			2003

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Income available to common stockholders	$1,756	5,740,001	$0.31	$952	5,750,736	$0.17

Preferred stock dividends	375	—		—	—
Effect of dilutive securities:
Options and warrants	—	147,369		—	331,598
Restricted stock units	—	—		—	78,150
Convertible preferred stock	—	1,694,915		—	—

Dilutive EPS:
Income available to common stockholders and assumed conversion	$2,131	7,582,285	$0.28	$952	6,160,484	$0.15

	For the Nine Months Ended September 30,

	2002			2003

	Loss	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Income (loss) available to common stockholders	$(275)	5,714,546	$(0.05)	$3,320	5,719,677	$0.58

Effect of dilutive securities:
Options and warrants	—	193,687		—	258,912
Restricted stock units	—	—		—	50,934

Dilutive EPS:
Income (loss) available to common stockholders	$(275)	5,908,233	$(0.05)	$3,320	6,029,523	$0.55

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2002 and September 30, 2003, inventories consisted of the following:

	December 31,	September 30,
	2002	2003

Production-in-process	$5,062	$1,745
Finished goods	11,301	15,924

	$16,363	$17,669

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. Transaction gains included in net income for the quarters ended September 30, 2002 and 2003 were $103 and $179, respectively.

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

The Company’s Logistix subsidiary entered into foreign currency forward contracts aggregating GBP 3,872 to sell Euros in exchange for pound sterling and to sell pound sterling in exchange for United States dollars. The contracts will expire by December 22, 2003. At September 30, 2003, the foreign currency forward contracts had an estimated fair value of $(134). The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2003. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

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

The change in the carrying amount of goodwill from $33,730 as of December 31, 2002 to $40,778 as of September 30, 2003 reflects: a foreign currency translation adjustment of $530, an adjustment to reflect the net increase to goodwill for the Upshot acquisition of $2,782 (see Note 6) and $3,736 for the acquisition of SCI (see Note 6). Of the goodwill balance, $8,318 relates to the consumer products segment and $32,460 relates to the marketing services segment.

Identifiable intangibles of $1,226 as of September 30, 2003 and $769 as of December 31, 2002, a portion of which are subject to amortization, are included in other intangibles in the condensed consolidated balance sheets.

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

As of September 30, 2003, the Company has one stock option plan; the Equity Marketing, Inc. 2000 Stock Option Plan (the “2000 Employee Plan”). The 2000 Employee Plan terminates on June 27, 2010. In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income (loss) available to common stockholders - as reported	$1,756	$952	$(275)	$3,320
Less:
Compensation expense (a)	216	398	983	1,236

Net income (loss) available to common stockholders - pro forma	$1,540	$554	$(1,258)	$2,084

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$0.31	$0.17	$(0.05)	$0.58
Pro forma basic earnings (loss) per share	$0.27	$0.10	$(0.22)	$0.36
Diluted earnings (loss) per share, as reported	$0.28	$0.15	$(0.05)	$0.55
Pro forma diluted earnings (loss) per share	$0.25	$0.09	$(0.21)	$0.35

     (a)  Determined under fair value based method for all awards, net of tax.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

During the first quarter of 2003, the Company’s Board of Directors approved an amendment to the 2000 Employee Plan to permit the grant of restricted stock units in addition to stock options, restricted stock grants and stock bonuses previously provided for under the 2000 Employee Plan. Effective April 1, 2003, a total of 74,650 restricted stock units with an aggregate market value as of the grant date of $971 were granted to employees under the 2000 Employee Plan. In September 2003, a total of 3,500 restricted stock units with an aggregate market value as of the grant date of $51 were granted to SCI employees under the 2000 Employee Plan. Unearned compensation was charged upon grant for the market value of these restricted stock units. The units vest over a four year period subject to continued employment with the Company. Compensation expense attributable to these units was $62 and $123 for the three and nine months ended September 30, 2003, respectively. The underlying shares of common stock are issuable on the fourth anniversary of the date of grant; provided, however, that shares underlying vested restricted stock units are issuable earlier upon termination of employment, disability or hardship.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, the Company’s previously issued financial statements will not be restated. The Company implemented SFAS No. 146 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements” or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the “primary beneficiary” of a variable interest entity. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required for pre-existing entities as of the beginning of the first interim period beginning after December 15, 2003. Management does not believe that the adoption of this statement will have a material impact on the Company’s financial statements.

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

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and were applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, did not have an impact on the Company’s consolidated financial statements or disclosures. The Company’s mandatory redeemable preferred stock does not have a fixed and determinable redemption date and, therefore, is not impacted by the adoption of SFAS No. 150.

In May 2003, the EITF reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” The new requirements of EITF No. 01-8 potentially affects companies that sell or purchase products or services through supply, commodity, transportation and data-processing outsourcing contracts. The guidance in this new release is designed to mandate reporting revenue as rental or leasing income that would otherwise be reported as part of product sales or services revenue. EITF No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement includes a lease within the scope of SFAS No. 13, “Accounting for Leases,” which means focusing on agreements conveying the right to use property, plant or equipment. The consensus is effective prospectively to arrangements agreed to, modified or acquired in business combinations in fiscal periods beginning after May 28, 2003 (the quarter beginning July 1, 2003 for the Company). The adoption of EITF No. 01-8 did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 — LINE OF CREDIT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002 and November 14, 2003, certain covenants under the facility were amended. As of September 30, 2003, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of September 30, 2003, there were no amounts outstanding under the Facility.

Letters of credit outstanding as of December 31, 2002 and September 30, 2003 totaled $823 and $1,438, respectively.

NOTE 4 — STOCK REPURCHASE

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $2,316 to repurchase 177,400 shares at an average price of $13.05 per share including commissions under this authorization through September 30, 2003. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $14,351 to purchase a total of 1,155,709 shares at an average price of $12.42 per share including commissions through September 30, 2003. This repurchase program is being funded through working capital.

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

Industry Segments

	As of and For the Three Months Ended September 30, 2002

	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$42,097	$11,022	$—	$53,119

Income (loss) before provision (benefit) for income taxes	$7,254	$947	$(4,928)	$3,273
Provision (benefit) for income taxes	2,664	331	(1,853)	1,142

Net income (loss)	$4,590	$616	$(3,075)	$2,131

Fixed asset additions	$—	$—	$167	$167

Depreciation and amortization	$65	$17	$426	$508

Total assets	$60,630	$16,321	$35,774	$112,725

	As of and For the Three Months Ended September 30, 2003

	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$41,513	$7,435	$—	$48,948

Income (loss) before provision (benefit) for income taxes	$5,995	$761	$(4,820)	$1,936
Provision (benefit) for income taxes	1,954	248	(1,593)	609

Net income (loss)	$4,041	$513	$(3,227)	$1,327

Fixed asset additions	$—	$—	$154	$154

Depreciation and amortization	$21	$66	$411	$498

Total assets	$73,794	$16,957	$31,043	$121,794

	As of and For the Nine Months Ended September 30, 2002

	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$109,794	$26,591	$—	$136,385

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	$16,488	$1,155	$(12,545)	$5,098
Provision (benefit) for income taxes	5,728	331	(4,307)	1,752

Income (loss) before cumulative effect of change in accounting principles	10,760	824	(8,238)	3,346
Cumulative effect of change in accounting principles, net of tax	—	2,496	—	2,496

Net income (loss)	$10,760	$(1,672)	$(8,238)	$850

Fixed asset additions	$—	$—	$624	$624

Depreciation and amortization	$134	$49	$1,128	$1,311

Total assets	$60,630	$16,321	$35,774	$112,725

	As of and For the Nine Months Ended September 30, 2003

	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$130,396	$23,072	$—	$153,468

Income (loss) before provision (benefit) for income taxes	$17,820	$2,973	$(13,991)	$6,802
Provision (benefit) for income taxes	6,351	1,083	(5,077)	2,357

Net income (loss)	$11,469	$1,890	$(8,914)	$4,445

Fixed asset additions	$—	$—	$527	$527

Depreciation and amortization	$68	$128	$1,238	$1,434

Total assets	$73,794	$16,957	$31,043	$121,794

NOTE 6 — ACQUISITIONS

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event marketing, collaborative marketing and environmental branding. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. This purchase price is net of $106 received in the fourth quarter of 2002 for a closing balance sheet working capital adjustment. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. The additional consideration, if any, will be recorded as goodwill. Based on actual results through July 31, 2003, the Company does not expect to be obligated to pay any additional consideration. HA-LO, which is the parent company of Promotional Marketing, was in Chapter 11 bankruptcy proceedings as of the acquisition date, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

The UPSHOT acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. During the nine months ended September 30, 2003, the preliminary allocation of the purchase price was adjusted to revise the estimated value of prepaid expenses ($72 increase), deferred tax assets ($1,852 increase), accrued liabilities ($168 decrease) and non-current liabilities ($4,874 increase). These adjustments resulted in a net increase to goodwill of $2,782. The adjustments to increase non-current liabilities are attributable to a final determination of an unfavorable lease liability for UPSHOT’s Chicago, Illinois office totaling $2,975 and to an adjustment totaling $1,900 due to the finalization of an exit plan (see Note 7 – Restructuring) both of which were contemplated as of the close of the transaction. The unfavorable lease liability reflects the present value of the lease payments in excess of market for the remaining term of the Chicago office lease. The increase in deferred tax assets reflects the tax benefit associated with the increase in non-current liabilities. Subsequent to these adjustments, the Company’s allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

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

On September 3, 2003, the Company acquired substantially all of the assets of SCI, a privately held promotional marketing services company based in Ontario, California. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among the Company, SCI and Joseph J. Schmidt, III (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired substantially all of the assets of SCI for a cash purchase price of approximately $5.9 million (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3.5 million based upon future performance of the acquired business. Net of a holdback of $250, the Company paid $5,683 in cash plus related transaction costs of $554. The Company also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earning before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s common stock. The additional consideration, if any, will be recorded as goodwill.

The SCI acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities which would result in an adjustment to goodwill and other intangibles. The allocation of the purchase price may change based upon these valuations. The allocation reflects a receivable from SCI resulting from a closing balance sheet working capital adjustment of $855, accruing interest at the rate of 5% per annum, that will offset additional earnout consideration. This receivable is recorded in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of September 30, 2003. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$6,671
Receivable from SCI	855
Property, plant and equipment	37
Other non-current assets	13
Net current liabilities	(5,710)

Estimated fair value, net assets acquired	1,866
Goodwill	3,736
Other intangible assets	635

Total purchase price	$6,237

The intangible assets of $635 are comprised of customer contracts and related customer relationships and sales order backlog, and are being amortized over estimated useful lives ranging from 4 months to 5 years. Intangible assets associated with the SCI acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill has an indefinite life and is not amortized.

SCI was formed in June 2002 when SCI’s management purchased the assets and assumed certain liabilities of SCI’s predecessor business from Aspen Marketing, Inc. (a privately held promotions company). In conjunction with this acquisition, SCI’s management implemented a number of significant structural changes in the business and ascribed different underlying basis to SCI’s assets and liabilities than previously ascribed by Aspen Marketing, Inc. As a result of the acquisition and the changes in the business, the Company’s management believes that the financial information for SCI for the first half of 2002 is not meaningful or relevant. The pro forma information shown below for 2002 excludes the impact of the SCI acquisition. The following selected unaudited pro forma consolidated results of operations are presented as if the UPSHOT acquisition had occurred as of the beginning of 2002 and as if the SCI acquisition had occurred at the beginning of 2003 after giving effect to certain adjustments for the amortization of intangibles, reduced interest income and related income tax effects.

The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Pro forma revenues	$54,867	$55,013	$150,386	$170,090
Pro forma net income (loss)	$2,071	$1,633	$(39)	$4,663
Pro forma basic earnings (loss) per share	$0.30	$0.22	$(0.20)	$0.62
Pro forma diluted earnings (loss) per share	$0.27	$0.20	$(0.20)	$0.59

Refer to Note 2 for further discussion of the method of computation of earnings per share.

NOTE 7 — RESTRUCTURING

During the third quarter of 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. The Company evaluated the current cost structure of both businesses. In connection with this plan the Company recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from the Company’s marketing services division as well as other support services. The full amount of the restructuring charge was paid as of September 30, 2003.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. Additionally, in 2003 the Company finalized its exit plan with respect to vacating half of its leased space (thirty thousand square feet) at UPSHOT’s Chicago, Illinois office. This resulted in an adjustment to the liabilities recorded and an increase to goodwill of $1,900 for the present value of the remaining lease payments for the vacated office space in excess of the estimated sub-lease income. The liabilities assumed in connection with this restructuring plan totaled $3,535 and are included as part of goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $1,155 of these liabilities were paid as of September 30, 2003.

NOTE 8 — RELATED PARTY TRANSACTION

On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI will serve as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003. Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series A Preferred Stock. The Company’s agreement with USCI provides for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board in accordance with certain guidelines and criteria. The guidelines for fees payable upon successful completion of an acquisition transaction are $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement has an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee has absolute discretion in determining the amount, if any, of the success fee for any transaction. The USCI agreement provides for the payment of a refundable advance against success fees in the aggregate amount of $275. The USCI agreement was approved by the Board and acknowledged by the holder of the Series A Preferred Stock. The Company believes that this agreement will enhance its ability to analyze and close merger and acquisition transactions in a manner that is more cost effective than traditional outside advisory firms. In connection with the acquisition of SCI (see Note 6 – Acquisitions), USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI acquisition.

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

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect the Company’s financial condition and results of operations.

•	Increased competitive pressure, which may affect the sales of the Company’s products and services.

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect the Company’s financial condition and results of operations.

•	Concentration risk associated with accounts receivable. The Company regularly extends credit to several distribution companies in connection with its business with Burger King.

•	Significant quarter-to-quarter variability in the Company’s revenues and net income, which may result in operating results below the expectations of securities analysts and investors.

•	Dependence on foreign manufacturers, which may increase the costs of the Company’s products and affect the demand for such products.

Financing Risks

•	Currency fluctuations, which may affect the Company’s suppliers and the Company’s reportable income.

Other Risks

•	Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. The Company’s product liability insurance coverage generally excludes such costs and damages resulting from product recall.

•	Potential negative impact of past or future acquisitions, which may disrupt the Company’s ongoing business, distract senior management and increase expenses.

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company.

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs.

•	Strike and other labor disputes which may negatively impact the distribution channels for the Company’s products.

•	Exposure to liabilities for minimum royalty commitments in connection with license agreements for entertainment properties. The Company enters into significant minimum royalty commitments from time to time in connection with its consumer products business.

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

Organization and Business

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, Ontario (CA), London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with particular expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, and environmental branding. The Company’s clients include Burger King Corporation, Diageo, Kellogg’s, Kohl’s, Macy’s, Nordstrom’s, and Procter & Gamble, among others. The Company complements its core marketing services business by developing and marketing distinctive consumer products, based primarily on licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is United States dollars.

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

On July 17, 2002, the Company acquired the principal assets of Promotional Marketing, L.L.C. d/b/a UPSHOT, an Illinois limited liability company (“UPSHOT”). UPSHOT is a marketing agency, specializing in promotion, event marketing, collaborative marketing and environmental branding. UPSHOT has a reputation for creating successful integrated marketing programs for world class brands such as Diageo, and Procter & Gamble.

On September 3, 2003, the Company acquired substantially all of the assets of S.C.I. Promotion Group, LLC (“SCI”), a privately held promotional marketing services company based in Ontario, California. SCI specializes in the development and execution of promotional campaigns that utilize purchase-with-purchase, gift-with-purchase, incentives, promotional licenses and promotional retail programs. SCI counts nine of the top ten department stores in the United States among its clients, including May Department Stores, Sears, Kohl’s, Nordstrom’s, and Macy’s. Major clients also include consumer product companies such as Anheuser Busch, Scripto and VF Corporation, owner of the Lee and Wrangler jeans brands.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	72.6	73.3	73.3
Forgiveness of note receivable	—	—	1.2	—

Gross profit	28.3	27.4	25.5	26.7

Operating expenses:
Salaries, wages and benefits	11.4	12.6	11.0	11.4
Selling, general and administrative	10.4	11.3	10.6	11.1
Integration costs	0.3	—	0.2	—
Restructuring charge	0.3	—	0.1	—

Total operating expenses	22.4	23.9	21.9	22.5

Income from operations	5.9	3.5	3.6	4.2
Other income, net	0.2	0.4	0.1	0.3

Income before provision for income taxes and cumulative effect of change in accounting principles	6.1	3.9	3.7	4.5
Provision for income taxes	2.1	1.2	1.3	1.6

Income before cumulative effect of change in accounting principles	4.0	2.7	2.4	2.9

Cumulative effect of change in accounting principles, net of tax	—	—	(1.8)	—

Net income	4.0%	2.7%	0.6%	2.9%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 (In Thousands):

Revenues for the three months ended September 30, 2003 decreased $4,171, or 7.9%, to $48,948 from $53,119 in the comparable period in 2002. Marketing Services revenues decreased $584, or 1.4%, to $41,513 primarily as a result of decreased revenues associated with Burger King programs in 2003 compared to the same period in 2002. This decrease was partially offset by the inclusion of revenues generated by SCI for the period from September 3, 2003 through September 30, 2003 and an increase in promotional revenues from Kellogg’s. The results for 2002 exclude SCI (acquired September 3, 2003) and approximately two weeks of UPSHOT (acquired July 17, 2002). Excluding the impact of the SCI acquisition, revenues decreased 14.9% for the three months ended September 30, 2003 compared to the same period in 2002. Consumer product revenues decreased $3,587, or 32.5%, to $7,435 primarily as a result of decreased sales of Scooby-Doo™, Robot Wars® and Tub Tints® product, partially offset by increased sales of Crayola® product and product based on Disney’s Kim Possible. Revenues for Scooby-Doo™ product in 2002 were higher primarily due to increased shipments attributable to the Scooby-Doo™ feature film, which was released in the Summer of 2002.

Cost of sales decreased $2,571 to $35,513 (72.6% of revenues) for the three months ended September 30, 2003 from $38,084 (71.7% of revenues) in the comparable period in 2002 due to the lower sales volume in 2003. The gross margin percentage decreased to 27.4% for the three months ended September 30, 2003 from 28.3% in the comparable period for 2002. This decrease is primarily the result of lower margins in the Burger King business for the three months ended September 30, 2003 resulting from increased vendor costs, the provision of lower margin logistical services and general pricing pressures. The margin decrease in the Burger King business was partially offset by higher margins for consumer products as a result of higher margin new product introductions and effective inventory management.

Salaries, wages and benefits increased $87, or 1.4%, to $6,141 (12.6% of revenues) for the three months ended September 30, 2003 from $6,054 (11.4% of revenues) in the comparable period for 2002. This increase was primarily attributable to the addition of employees from the acquisition of SCI partially offset by a reduction in performance bonuses for employees in 2003.

Selling, general and administrative expenses increased $56, or 1.0%, to $5,546 (11.3% of revenues) for the three months ended September 30, 2003 from $5,490 (10.4% of revenues) in the comparable period for 2002. The increase is primarily the result of additional operating expenses resulting from the acquisition of SCI, partially offset by lower selling expenses.

For the three months ended September 30, 2002, the Company recorded integration costs of $161 (0.3% of revenues). These costs represent expenses directly related to the integration of UPSHOT such as travel, training and consulting.

For the three months ended September 30, 2002, the Company recorded a restructuring charge of $178 (0.3% of revenues). This restructuring charge represents severance for workforce reductions made in 2002 to combine and streamline the operations of the Company subsequent to the acquisition of UPSHOT.

Net other income increased $67 to $188 for the three months ended September 30, 2003 from $121 in the comparable period for 2002. This increase was attributable to foreign exchange gains, partially offset by reduced net interest income attributable to a reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisition of SCI.

The effective tax rate for the three months ended September 30, 2003 was 31.5 % compared to 34.9% for the same period in 2002. The decrease in the effective tax rate is primarily the result of revised estimates of state income tax apportionment factors and an increase in the relative mix of earnings being generated internationally in territories which have more favorable tax rates.

Net income decreased $804 to $1,327 (2.7% of revenues) in 2003 from $2,131 (4.0% of revenues) in 2002 primarily due to the decrease in gross profit earned on lower revenues in 2003, partially offset by an increase in net other income in 2003. The decrease was also due to increased salaries, wages and benefits and selling, general and administrative expenses.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 (In Thousands):

Revenues for the nine months ended September 30, 2003 increased $17,083, or 12.5%, to $153,468 from $136,385 in the comparable period in 2002. Marketing Services revenues increased $20,602, or 18.8%, to $130,396 primarily as a result of increased revenues associated with Burger King in the first half of 2003 and Kellogg’s programs throughout 2003 compared to the same period in 2002. The increase in Marketing Services revenues was also attributable to the inclusion of revenues generated by UPSHOT and SCI. The results for 2002 include UPSHOT from July 18, 2002 (acquired July 17, 2002) and exclude SCI (acquired September 3, 2003). Excluding the impact of the UPSHOT and SCI acquisitions, revenues increased 2.5% for the nine months ended September 30, 2003 compared to the same period in 2002. Consumer Product revenues decreased $3,519, or 13.2%, to $23,072 primarily as a result of decreased sales of Scooby-Doo™, Robot Wars® and Tub Tints® product partially offset by sales from the launch of a product line based on Disney’s Kim Possible and increased sales of Crayola® product. Revenues for Scooby-Doo™ product in 2002 were higher primarily due to increased shipments attributable to the Scooby-Doo™ feature film, which was released in the summer of 2002.

Cost of sales increased $12,701 to $112,566 (73.3% of revenues) for the nine months ended September 30, 2003 from $99,865 (73.3% of revenues) in the comparable period in 2002 due to the higher sales volume in 2003. The gross margin percentage increased to 26.7% for the nine months ended September 30, 2003 from 25.5% in the comparable period for 2002. This increase is primarily the result of a charge for the forgiveness of a note receivable of $1,685 (1.2% of revenues) included in the nine months ended September 30, 2002. Excluding the impact for the forgiveness of the note receivable, gross margins decreased slightly primarily as a result of a decrease in margins for Burger King resulting from increased vendor costs, the provision of lower margin logistical services and general pricing pressures. This decrease was largely offset by higher margins for consumer products as a result of higher margin new product introductions and effective inventory management.

Salaries, wages and benefits increased $2,560, or 17.1%, to $17,539 (11.4% of revenues) for the nine months ended September 30, 2003 from $14,979 (11.0% of revenues) in the comparable period for 2002. This increase was primarily attributable to the addition of employees from the acquisitions of UPSHOT and SCI partially offset by a reduction in performance bonuses for employees in 2003.

Selling, general and administrative expenses increased $2,504, or 17.2%, to $17,056 (11.1% of revenues) for the nine months ended September 30, 2003 from $14,552 (10.6% of revenues) in the comparable period for 2002. The increase is primarily the result of additional operating expenses resulting from the acquisitions of UPSHOT and SCI, and increased selling expenses resulting from the higher sales level.

For the nine months ended September 30, 2002, the Company recorded integration costs of $219 (0.2% of revenues). These costs represent expenses directly related to the integration of UPSHOT such as travel, training and consulting.

For the nine months ended September 30, 2002, the Company recorded a restructuring charge of $178 (0.1% of revenues). This restructuring charge represents severance for workforce reductions made during 2002 to combine and streamline the operations of the Company subsequent to the acquisition of UPSHOT.

Net other income increased $304 to $495 for the nine months ended September 30, 2003 from $191 in the comparable period for 2002. This increase was attributable to foreign exchange gains, partially offset by reduced net interest income attributable to a reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisitions of UPSHOT and SCI.

The effective tax rate for the nine months ended September 30, 2003 was 34.7 % compared to 34.4% for the same period in 2002.

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

Net income increased $3,595 to $4,445 (2.9% of revenues) in 2003 from $850 (0.6% of revenues) in 2002. The increase was primarily due to the cumulative effect of change in accounting principles in 2002 of $2,496, net of tax, a charge for the forgiveness of a note receivable in 2002, the increase in gross profit earned on higher revenues in 2003 and the increase in net other income in 2003. The increase was partially offset by the increased salaries, wages and benefits and selling, general and administrative expenses in 2003.

Financial Condition and Liquidity

The Company’s financial position remained strong in the third quarter of 2003. At September 30, 2003, the Company had no debt and its cash, cash equivalents and marketable securities were $16,306, compared to $26,833 as of December 31, 2002. The decrease in cash, cash equivalents and marketable securities was attributable to the acquisition of SCI on September 3, 2003 and payment of current liabilities partially offset by collection of accounts receivable during the first quarter of 2003.

As of September 30, 2003, the Company’s net accounts receivable decreased $12,714 to $31,103 from $43,817 at December 31, 2002. Accounts receivable as of December 31, 2002 were at higher than normal levels as a result of shipment delays attributable to the West Coast port dispute. This decrease was partially offset by additional receivables acquired as a result of the SCI acquisition. As of September 30, 2003, inventories increased $1,306 to $17,669 from $16,363 at December 31, 2002. This increase in inventories is primarily the result of the timing of Consumer Products expected to be delivered in the fourth quarter of 2003 in anticipation of the holiday shopping season, as well as the result of additional inventories related to SCI, partially offset by a decrease in Marketing Services inventories. Marketing Services inventories represent 68% and 87% of total inventories as of September 30, 2003 and December 31, 2002, respectively. Promotional product inventory used in Marketing Services generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of September 30, 2003, accounts payable decreased $11,002 to $27,332 from $38,334 at December 31, 2002. This decrease is associated with the payment of liabilities related to fourth quarter 2002 promotional programs. Accounts payable as of December 31, 2002 were at higher than normal levels as a result of shipment delays attributable to the West Coast port dispute. This decrease was partially offset by additional payables as a result of the SCI acquisition.

As of September 30, 2003, accrued liabilities decreased $9,339 to $14,990 from $24,329 at December 31, 2002. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies during the fourth quarter of 2002 on behalf of promotional customers, employee performance bonuses and income taxes. This decrease was partially offset by additional accrued liabilities as a result of the SCI acquisition.

As of September 30, 2003, working capital was $28,460 compared to $29,157 at December 31, 2002. Cash flows used in operations for the nine months ended September 30, 2003 were $2,834 compared to cash flows provided by operations of $5,952 in the prior year. This change is the result of the reduction of current assets and liabilities to more normalized levels as discussed above. Cash flows used in investing activities for the nine months ended September 30, 2003 increased $4,240 to $8,028 from $3,788 in the prior year. This increase is primarily the result of proceeds received in 2002 from sales of marketable securities which partially offset the payment for the purchase of UPSHOT, compared to the use of cash in 2003 to purchase SCI and to purchase marketable securities. Cash flows used in financing activities for the nine months ended September 30, 2003 were $1,164 compared to $1,386 in the prior year. This decrease is the result of an increase in the proceeds from the exercise of stock options, partially offset by an increase in the repurchase of Company stock. As of the date hereof, the Company believes that its cash flows from operations, cash, cash equivalents and marketable securities at September 30, 2003 and its credit facility will be sufficient to fund its working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Credit Facilities

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The Facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002 and November 14, 2003, certain covenants under the facility were amended. As of September 30, 2003, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of September 30, 2003, there were no amounts outstanding under the Facility.

Acquisitions

On July 17, 2002, the Company consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. This purchase price is net of $106 received in the fourth quarter of 2002 for a closing balance sheet working capital adjustment. The Company assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. In addition to the cash purchase price paid at the closing, the Company may be obligated to pay additional consideration to Promotional Marketing contingent upon the results of certain performance targets attained in the twelve month period ending July 31, 2003. The additional consideration, if any, will be recorded as goodwill. Based on actual results through September 30, 2003, the Company does not expect to be obligated to pay any additional consideration. HA-LO, which is the parent company of Promotional Marketing, was in Chapter 11 bankruptcy proceedings as of the acquisition date, and the Company’s acquisition of the UPSHOT business was approved by the United States bankruptcy court.

On September 3, 2003, the Company acquired substantially all of the assets of SCI, a privately held promotional marketing services company based in Ontario, California. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among the Company, SCI and Joseph J. Schmidt, III (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired substantially all of the assets of SCI for a cash purchase price of approximately $5.9 million (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3.5 million based upon future performance of the acquired business. Net of a holdback of $250, the Company paid $5,683 in cash plus related transaction costs of $554. The Company also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earning before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s common stock. The additional consideration, if any, will be recorded as goodwill.

Stock Repurchase

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $2,316 to repurchase 177,400 shares at an average price of $13.05 per share including commissions under this authorization through September 30, 2003. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $14,351 to purchase a total of 1,155,709 shares at an average price of $12.42 per share including commissions through September 30, 2003. This repurchase program is being funded through working capital.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, the Company’s previously issued financial statements will not be restated. The Company implemented SFAS No. 146 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements” or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the “primary beneficiary” of a variable interest entity. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required for pre-existing entities as of the beginning of the first interim period beginning after December 15, 2003. Management does not believe that the adoption of this statement will have a material impact on the Company’s financial statements.

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

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and were applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, did not have an impact on the Company’s consolidated financial statements or disclosures. The Company’s mandatory redeemable preferred stock does not have a fixed and determinable redemption date and, therefore, is not impacted by the adoption of SFAS No. 150.

In May 2003, the EITF reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” The new requirements of EITF No. 01-8 potentially affects companies that sell or purchase products or services through supply, commodity, transportation and data-processing outsourcing contracts. The guidance in this new release is designed to mandate reporting revenue as rental or leasing income that would otherwise be reported as part of product sales or services revenue. EITF No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement includes a lease within the scope of SFAS No. 13, “Accounting for Leases,” which means focusing on agreements conveying the right to use property, plant or equipment. The consensus is effective prospectively to arrangements agreed to, modified or acquired in business combinations in fiscal periods beginning after May 28, 2003 (the quarter beginning July 1, 2003 for the Company). The adoption of EITF No. 01-8 did not have a material effect on the Company’s consolidated financial statements.

Restructuring

During the third quarter of 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. The Company evaluated the current cost structure of both businesses. In connection with this plan the Company recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from the Company’s marketing services division as well as other support services. The full amount of the restructuring charge was paid as of September 30, 2003.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. Additionally, in 2003 the Company finalized its exit plan with respect to vacating half of its leased space (thirty thousand square feet) at UPSHOT’s Chicago, Illinois office. This resulted in an adjustment to the liabilities recorded and an increase to goodwill of $1,900 for the present value of the remaining lease payments for the vacated office space in excess of the estimated sub-lease income. The liabilities assumed in connection with this restructuring plan totaled $3,535 and are included as part of goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $1,155 of these liabilities were paid as of September 30, 2003.

Related Party Transaction

On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI will serve as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003. Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series A Preferred Stock. The Company’s agreement with USCI provides for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board in accordance with certain guidelines and criteria. The guidelines for fees payable upon successful completion of an acquisition transaction are $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement has an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee has absolute discretion in determining the amount, if any, of the success fee for any transaction. The USCI agreement provides for the payment of a refundable advance against success fees in the aggregate amount of $275. The USCI agreement was approved by the Board and acknowledged by the holder of the Series A Preferred Stock. The Company believes that this agreement will enhance its ability to analyze and close merger and acquisition transactions in a manner that is more cost effective than traditional outside advisory firms. In connection with the acquisition of SCI, USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI acquisition.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of it’s management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2003 (Items 7 and 12).

Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2003 (Items 2 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MARKETING, INC.

Dated: November 14, 2003

/s/ Donald A. Kurz

Donald A. Kurz,
Chief Executive Officer and Acting Chief Financial Officer