Form 10-K
period 2003-12-31
EQUITY MARKETING INC
filed 2004-03-30
CIK 911151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐       No  ☒

As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $49,185,910.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares
outstanding on
March 26, 2004

Common Stock, $0.001 par value	5,725,453

Documents Incorporated by Reference: Certain portions of the Registrant’s definitive Proxy Statement relating to registrant’s annual meeting of stockholders to be held on May 20, 2004 are incorporated by reference into Part III of this Form 10-K.

EQUITY MARKETING, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2003

ITEMS IN FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain expectations and projections regarding the future performance of Equity Marketing, Inc., a Delaware corporation (the “Company”), discussed in this document are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cautionary Statements and Risk Factors.”

PART I

ITEM 1. BUSINESS

($000’s omitted)

Except as expressly indicated or unless the context otherwise requires, as used herein,“EMAK”, the “Company”, “we”, “our”, or “us”, means Equity Marketing, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Overview and Strategy

EMAK is a leading global integrated marketing services company. We focus on the design and execution of strategy-based marketing programs providing measurable results for our clients. We complement our core marketing services business by developing and marketing distinctive consumer products, based on emerging and evergreen licensed properties, which are sold through mass-market and specialty retailers. EMAK is headquartered in Los Angeles, with offices in Chicago, Minneapolis, New York, Ontario (California), London, Paris and Hong Kong.

EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. Our clients include Burger King Corporation, Diageo, Kellogg’s, Kohl’s, Macy’s, Nordstrom, Procter & Gamble, and Subway Restaurants, among others.

We believe our principal competitive advantages include:

•	our ability, as a full-service agency, to both design and implement strategy-based marketing programs;

•	extensive brand-building and sales-building experience developed over years of serving Burger King and other clients;

•	extensive creative capabilities;

•	our access to a broad range of intellectual properties from the worlds of entertainment, music and sports; and

•	an infrastructure that can deliver unique, high-quality and cost-effective products and services in a very tight time frame, with stringent quality control.

Our principal strategy is to be a market-driven and customer-driven global organization that serves as a strategic marketing partner for its clients through recommending, executing and measuring a broad range of fully integrated brand-building and sales-building programs that may or may not be promotional product-based.

Our Consumer Products business supports and complements our Marketing Services business by leveraging our infrastructure, improving overall gross margins, strengthening our relationships with licensors and retailers who may also be promotions clients, and feeding our overall knowledge of trends in popular culture.

Our Acquisition Strategy

We focus on diversifying and growing our Marketing Services skills and client base with businesses that leverage our infrastructure, add new clients and complementary service offerings, and/or offer new channels of distribution or territories.

•	In July 2001, EMAK acquired Logistix Kids, gaining a presence in Europe with broad-based strategic client relationships, including research, new concept development, licensing guidance and the development of premium-based promotions.

•	In July 2002, EMAK acquired UPSHOT, gaining a marketing agency with expertise in promotion, event, collaborative marketing, retail design, and environmental branding, thereby providing us with the ability to provide a broader range of services to existing clients and to develop a more diverse client base.

•	In September 2003, EMAK acquired SCI Promotion Group, establishing us as a leading provider of gift-with-purchase and purchase-with-purchase promotional programs to the retail department store industry.

•	In February 2004, EMAK acquired Johnson Grossfield, expanding our client base in the Quick Service Restaurant category with the addition of the kids marketing program of Subway Restaurants.

We continue to seek new acquisition candidates that fit our strategy.

Business Segments

Our business is classified into two reportable business segments, namely Marketing Services and Consumer Products. These business segments have been defined in a manner consistent with EMAK’s organizational structure, internal reporting, allocation of resources and operating decision-making.

Our Marketing Services revenues for the years ended December 31, 2001, 2002 and 2003 were $104,335, $168,659 and $183,687, or 72%, 82% and 84% of total revenues, respectively. Our Consumer Products revenues for the years ended December 31, 2001, 2002 and 2003 were $39,981, $38,173 and $35,426, or 28%, 18% and 16% of total revenues, respectively.

A single client, Burger King, accounted for approximately 66%, 65% and 58% of our total revenues for the years ended December 31, 2001, 2002 and 2003, respectively.

The business segment revenues for 2001 and 2002 set forth above have been reclassified to conform to our management structure effective January 1, 2003; specifically, the results of the USI division, which had been previously reported as part of Marketing Services, are now being reported as part of Consumer Products.

Marketing Services

Our largest Marketing Services offering is the design and implementation of fully-integrated promotional marketing programs which incorporate products used as free premiums or sold in conjunction with the purchase of other products at retail. We also create non-premium based integrated marketing programs that build brands and influence consumers behavior through promotion, event, collaborative marketing and retail and environmental design.

Premium-based promotions are used by both the companies sponsoring the promotions, typically our clients, and the licensors of the entertainment, music or sports properties on which the promotional products are based. The use of promotional products based upon entertainment, music or sports properties allows promotion sponsors to draw upon the popular identity developed by the licensed characters through exposure in various media such as television programs, motion pictures and publishing. Promotions are designed to benefit sponsors by generating consumer loyalty, building market share and enhancing the sponsors’ images as providers of value-added products and services. In addition, motion picture and television studio licensors often incorporate such promotions into their own marketing plans because of the substantial advertising expenditures made by sponsors of promotions and because the broad exposure of the licensed property to consumers in the sponsors’ retail outlets supplements the marketing of motion pictures and television programs by the studios.

Licenses for characters upon which our programs are based are generally obtained directly by our clients (often with our assistance) from licensors, including Warner Bros. Consumer Products, Universal Studios, Nickelodeon, DreamWorks SKG, The Walt Disney Company, Sony Pictures Entertainment and Twentieth Century Fox. Such licenses are typically specific to the promotional campaign and generally do not extend beyond the end of the promotional campaign.

We perform a wide range of creative, design, development, production and fulfillment services for our clients, including:

•	assisting clients in understanding the consumer through creative research and planning;

•	assisting clients with promotional strategy, calendar planning, and concept development;

•	evaluating intellectual properties for which licenses are available;

•	advising clients as to which licenses are consistent with their marketing objectives;

•	assisting clients in procuring licenses;

•	proposing specific product and non-product based promotions utilizing the properties secured by our clients;

•	developing promotional concepts and designs based on the property;

•	providing the development and engineering necessary to translate the property, which often consists of two-dimensional artwork, into finished products;

•	obtaining or coordinating licensor approval of product designs, prototypes and finished products;

•	contracting for and supervising the manufacture of products;

•	arranging for safety testing to customer and regulatory specifications by independent testing laboratories;

•	arranging insurance, customs clearance and, in most instances, the shipping of finished products to the client;

•	providing warehousing, fulfillment and billing services; and

•	providing creative services for packaging and point-of-sale advertising,

•	developing collaborative marketing programs between retailers and manufacturers; and

•	creating three dimensional environments to influence consumer’s purchasing behavior including environmental planning, store design, space planning and visual merchandising.

In some instances, customers obtain license rights or develop promotions concepts independently and engage us only to design and produce specific products. More often, we provide the full range of our services.

EMAK pursues promotions opportunities worldwide. Our international promotions often include unique products and programs tailored to local markets as well as the use of products from promotions originally run in the United States. American entertainment properties are generally released in other countries subsequent to the date of their release in the United States. Because we have already made the investment in the creative development of concepts based upon such entertainment properties by the time of their domestic release, we often have completed both creative, and in some instances, production work, in advance of their foreign release.

Consumer Products

EMAK’s Consumer Products division designs, manufactures and markets toys and other consumer products for sale to major mass market retailers (such as Toys ‘R’ Us, Wal-Mart and Target), specialty market retailers and various international distributors. Our products are primarily based upon trademarks, characters and other intellectual properties we license from major entertainment companies. In some cases, our products are based on the same licensed properties used by our Marketing Services division.

The principal strategy of our Consumer Products business is to focus on distinctive, niche products that complement our promotions business and use the same design, production and logistics infrastructure. These products are based on emerging and evergreen licensed properties that are likely to produce revenue for several years, thus increasing the predictability of our revenues. We currently intend to implement this strategy principally through internal growth.

The table below provides a summary of our current portfolio of emerging and evergreen licensed properties, including the names of the licensed property and the licensor, the dates on which the license was originally granted, when the first products were or will be marketed under the license, the expiration date of the current license term, the product categories covered by the license and the geographic territories in which the licensed product can be distributed.

Property	Licensor	Grant Date	Market Date	Exp. Date	Categories	Territory

Scooby-Doo™	Warner Bros. Consumer Products	Jun 1998	Sep 1998	Dec 2007	Toys based upon television and feature film characters.	Worldwide (except Asia and Mexico)

Robot Wars®	BBC Worldwide	Jul 2000	Sep 2000	Dec 2006	Pullback, radio control and die cast toys and playsets.	United Kingdom and Ireland

Ace Lightning	BBC Worldwide	Jan 2002	Feb 2002	Dec 2005	Plastic toys and playsets	United Kingdom and Ireland

Ultimate Book of Spells	BKN Consumer Products	Jan 2002	Sep 2002	Dec 2006	Plastic figurines and playsets	United Kingdom and Ireland

The Pink Panther™	MGM	Jan 2002	Feb 2003	Dec 2004	Plush items.	United States and Canada

Crayola®	Binney & Smith	May 2002	Aug 2002	Dec 2005	Bath toys, activities and art sets.	North America and Europe

Kim Possible™	Disney Consumer Products	Sep 2002	Aug 2003	Dec 2005	Toys and novelty merchandise	United States and Canada

Jim Henson’s Bear in the Big Blue House™	Disney Enterprises, Inc. (formerly, The Jim Henson Company)	Nov 2002	Sep 2003	Dec 2005	Plush, figurines and toy novelties.	North America and Europe

The Powerpuff Girls™	Warner Bros. Consumer Products	Feb 2003	Aug 2003	Dec 2005	Figures, plush and playsets	United States and Canada

Samurai Jack™	Warner Bros. Consumer Products	Feb 2003	Aug 2003	Dec 2005	Figures, plush and playsets	United States and Canada

Baby Einstein™	The Baby Einstein Company, LLC (a Disney subsidiary)	Feb 2003	Jan 2004	Dec 2005	Puppets, plush, activity and infant/pre-school toys.	United States and Canada

JoJo’s Circus™	Disney Consumer Products	Dec 2003	Jan 2005 (Estimated)	Dec 2007	Pre-school toys, plush, playsets and musical toys.	United States

After we secure a new licensed property, we then develop, design and engineer a product line and packaging. Much of this work is performed by our internal staff of designers, artists, model makers and engineers. The initial development of a product line under a new license typically takes from four to 10 months. As a result, the addition of new licensed properties requires substantial investment in design and development well in advance of associated revenues. We expense such design and development costs as incurred. In addition, we regularly refresh, redesign and extend existing product lines.

We anticipate significant growth in our Consumer Products business in 2004, as several of our licensed properties reach their first full-year of distribution. In addition, the following factors are expected to favorably impact our Consumer Products business in 2004 and beyond:

•	Our sales of Scooby-Doo™ merchandise were bolstered in 2002 by the release of the Warner Bros. live-action feature film Scooby-Doo™. The sequel, Scooby-Doo 2: Monsters Unleashed was released March 26, 2004.

•	In 2003, we launched an expanded line of Crayola® brand bath toys, bath activities and playsets, coinciding with the centennial of the Crayola® crayon. Our 2004 plans for this line include the addition of new channels of distribution, including drug and grocery retailers.

•	Our Kim Possible™ line was launched in Summer 2003 as a Wal-Mart exclusive, with distribution expanded to other major retailers in January 2004. Kim Possible™, an original animated comedy-adventure series, debuted in June 2002 on the Disney Channel as the highest rated premiere ever for an original Disney Channel series and now also airs Saturday mornings on ABC Kids.

•	In January 2004 we began distributing the first toy products based upon Baby Einstein™, the best selling brand of videos specifically created for babies and toddlers. We have granted exclusive distribution to Target and Babies R Us for 2004.

•	In February 2004, Disney Enterprises, Inc. acquired the rights to various properties owned by The Jim Henson Company, including Jim Henson’s Bear in the Big Blue House™. We currently anticipate that Disney will provide a higher level of entertainment and marketing support for this property in the future, expanding opportunities for distribution of our plush toy line.

•	In February 2004, we added another Disney property to our portfolio, with a license to produce and market preschool toys, plush, playsets and musical toys based on JoJo’s Circus™, a cartoon series that airs daily on Playhouse Disney.

Backlog

Order backlog at March 19, 2003 and March 26, 2004 was approximately $142,000 and $156,000, respectively. The Company expects the 2004 order backlog to be filled by December 31, 2004.

Manufacturing

Our products are manufactured according to EMAK and customer specifications by unaffiliated contract manufacturers, primarily in China. Our Hong Kong staff manages the production of our products by our contract manufacturers and performs or procures product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation. We believe that the presence of a dedicated staff in Hong Kong results in lower net costs, increased ability to respond rapidly to customer orders and maintenance of more effective quality control standards. EMAK products are also manufactured by third parties in the United States and Europe.

We generally retain, either for our self or on behalf of our clients, ownership of the molds and tooling required for the manufacture of our products. We are not a party to any long-term contractual arrangements with any manufacturer.

During 2003, approximately 96% of our products were manufactured in China. China currently enjoys permanent “normal trade relations” (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization, which occurred in December 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increased manufacturing costs for us and those of our competitors sourcing products in China.

Virtually all of the raw materials used in our products are available from numerous suppliers. Our contract manufacturers generally do not have long-term supply contracts in place with their raw materials suppliers. Accordingly, we are subject to variations in the prices we pay to manufacturers for products, depending on what they pay for their raw materials. An increase in the cost of raw materials, such as petroleum, could result in price increases which EMAK may not be able to fully pass on to customers. Any such increase could negatively impact our business, financial condition or results of operations.

Trademarks and Copyrights

We do not typically own trademarks or copyrights on properties on which most of our products are based. These rights are owned or controlled by the creator of the property or by the entity which develops or promotes a property, such as a motion picture or television producer.

Competition

Both our Marketing Services and Consumer Products businesses operate in highly competitive domestic and international markets.

In our core domestic Marketing Services business, EMAK competes with subsidiaries of The Interpublic Group of Companies (including Draft Worldwide, The Zipatoni Company, Momentum and Marketing Drive Worldwide), Frankel (a subsidiary of Publicis), 141 Worldwide (a subsidiary WPP), Marketing Store Worldwide, Creata Promotion and Wunderman (a subsidiary of WPP). Competition in the international promotions industry includes local companies in each market and a small number of emerging international promotions companies.

We believe the principal competitive factors affecting our Marketing Services business are the development of client marketing and promotional strategies, unique consumer insights, creative execution, license selection, price, product and service quality and safety and speed of production.

Our Consumer Products competitors include companies which have far more extensive sales and development staffs and significantly greater financial resources than EMAK. Our principal competitors are mid-sized toy companies like Playmates Holdings Limited, Play Along, Inc. and JAKKS Pacific, Inc. However, the toy industry includes major toy and game manufacturers such as Hasbro, Inc. and Mattel, Inc. that compete in some of the same product categories as EMAK.

We believe the principal competitive factors affecting our Consumer Products business are license selection, price, product quality and play value.

Government Regulation

In the United States, our business is subject to the provisions of the Consumer Product Safety Act and the Federal Hazardous Substances Act. These acts empower the Consumer Product Safety Commission to protect the public against unreasonable risks of injury associated with promotional and consumer products, including toys and other articles. The Consumer Product Safety Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the Consumer Product Safety Commission is subject to court review. Violations of the Acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world.

We perform quality control procedures (including the inspection of goods at factories and the retention of independent testing laboratories) to ensure compliance with applicable product safety requirements, both domestically and internationally. Notwithstanding the foregoing, there can be no assurance that all of our products are or will be hazard-free. A product recall could have a material adverse effect on our results of operations and financial condition and could also negatively affect EMAK’s reputation and the sales of our other products.

Employees

As of December 31, 2003, EMAK employed a total of 356 individuals, including 246 individuals located in the United States, 59 individuals located in Europe and 51 individuals in Hong Kong. In addition, we utilize freelance artists and other temporary staff on an ongoing basis in order to serve our clients needs. We believe that our relations with our employees are very good.

Executive Officers of the Registrant

The following persons are the executive officers of EMAK. Such executive officers are appointed annually by our board of directors and serve at the pleasure of the board. The table below provides information with respect to our Executive Officers:

Name	Age	Position

Donald A. Kurz	48	Chairman of the Board and Chief Executive Officer
Kim H. Thomsen	51	President and Chief Creative Officer
Bret R. Hadley	44	President, Client Operations and Services
Gaetano A. Mastropasqua	40	President, Client Services
Ian P. Madeley	48	President, International
Teresa L. Tormey	39	Senior Vice President, General Counsel and Secretary
Zohar Ziv	51	Senior Vice President and Chief Financial Officer

Donald A. Kurz became our Chairman and Chief Executive Officer in January 1999, after serving as President and Co-CEO from 1991 through 1998. He has also served as a director since 1990, when he joined EMAK as Executive Vice President. Mr. Kurz was previously a management consultant with the general management consulting division of Towers Perrin, where he was a vice president and senior partner and eventually headed the firm’s New York office. Mr. Kurz earned a bachelor’s degree from Johns Hopkins University and a master’s in business administration from Columbia University Graduate School of Business.

Kim H. Thomsen joined EMAK in 1991 and is currently responsible for the creative direction for all of our marketing services and consumer products. She was promoted to her current post in early 2000. Prior to joining EMAK, she operated her own business as a creative consultant. Ms. Thomsen earned her bachelor’s degree from Cornell University.

Bret R. Hadley joined EMAK in July 2001 and is responsible for our consumer products division as well as all product realization, including manufacturing, quality control and distribution, as well as management information systems. From November 1999 to May 2001, he was President and CEO of Frank Schaeffer Publications, Inc., an educational products firm. From November 1997 to November 1999, he was President of Wham-O, Inc., a toy and sporting goods manufacturer. From December 1985 to November 1997, he served in various senior leadership positions for Mattel, Inc., including most recently Senior Vice President-International Marketing.

He holds a bachelor’s degree from the University of Minnesota and a master’s in business administration from UCLA’s Anderson Graduate School of Management.

Gaetano A. Mastropasqua joined EMAK in 1997 as a Senior Director responsible for our Burger King account. Mr. Mastropasqua currently oversees our Burger King business. He was promoted to his current post in July 2000, and has added oversight of our new business function to his responsibilities. His prior experience includes approximately seven years with American Express, where he ultimately became a vice president of business development, and more than three years with Andersen Consulting in Europe. He holds a bachelor’s degree from McGill University and a master’s in business administration from the Kellogg Graduate School of Management, Northwestern University.

Ian P. Madeley joined EMAK in July 2001 and is responsible for the operations of our Logistix Kids subsidiary, which the Company acquired on July 31, 2001. Mr. Madeley had been the Managing Director of Logistix since 1989. In February 2003 he was named President, International with responsibility for implementing EMAK’s business strategies in Europe and other international markets. Mr. Madeley is also responsible for expanding our Logistix Kids brand to the U.S. and oversees our newest acquisition, Johnson Grossfeild. Prior to joining Logistix, he was the Marketing Manager of SP Agency Stansfield Lake, and prior thereto was a Marketing Manager of New Product Development for Express Foods Group, a leading dairy product supplier. He holds a bachelor’s degree in economics from Hull University.

Teresa L. Tormey joined EMAK in November 2002 as Senior Vice President, General Counsel and Secretary. She is responsible for our legal and business affairs, compliance and board administration functions. Ms. Tormey was previously a partner in the corporate finance and transactions practice group of Oppenheimer Wolff & Donnelly LLP. She holds a bachelor’s degree in economics from UC Davis and a juris doctor from Pepperdine University School of Law.

Zohar Ziv joined EMAK in February 2004 as Senior Vice President and Chief Financial Officer. He is currently responsible for the Company’s finance, treasury, accounting and corporate development functions. Prior to joining EMAK, Mr. Ziv was the CFO of Stravina Operating Company, LLC, a supplier of personalized novelty items, from June 2002 to February 2004; the CFO of Joico Laboratories, Inc., a hair product supplier, from July 2001 to June 2002; the CFO of Intellisys Group, Inc., a multimedia system designer and integrator, from June 1999 to February 2001; and the CFO of Inovision Holdings, L.P., a medical supply manufacturer, from January 1988 to June 1999. His prior experience includes approximately twelve years with Flowserve Corp., formerly BW/IP International, where he ultimately became a treasurer and division controller, and more than four years with Getty Oil Company. Mr. Ziv has a master of business administration in international management from Thunderbird, The American Graduate School of International Management, and a bachelor of science in accounting from California State University, Northridge. He is a certified public accountant.

Available Information

Our website address is www.equity-marketing.com. EMAK makes available, free of charge, on or through this website our periodic and current reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. Information contained on our website is not part of this report.

ITEM 2. PROPERTIES

Our corporate headquarters consist of approximately 57,000 square feet of leased space in Los Angeles, California under a lease which expires December 31, 2009. SCI occupies approximately 41,000 square feet of office and warehouse space in Ontario, California under a lease which expires October 31, 2007. We also lease an approximately 40,000 square foot warehouse in Indianapolis, Indiana under a lease which expires May 31, 2005. In Hong Kong, we occupy approximately 6,000 square feet of leased space in Kowloon, under a lease which expires August 31, 2004. Logistix occupies approximately 7,400 square feet and 1,900 square feet of leased space in Gerrards Cross outside of London under leases that expire September 20, 2014 and September 19, 2011, respectively, and approximately 2,200 square feet of leased space in Paris under a lease that expires January 31, 2013. UPSHOT occupies approximately 30,000 square feet of leased space in Chicago, Illinois under a lease that expires March 31, 2009. In connection with a restructuring plan implemented in 2002, UPSHOT vacated approximately 30,000 square feet of leased space in Chicago and approximately 12,000 square feet of leased space in Richmond, Virginia. The Richmond, Virginia facility is currently occupied by a subtenant and we are currently seeking a subtenant for the Chicago facility.

ITEM 3. LEGAL PROCEEDINGS

EMAK is involved in various legal proceedings generally incidental to our business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on The Nasdaq National Stock Market under the symbol EMAK. On March 26, 2004 there were approximately 1,150 beneficial holders of our Common Stock.

We currently have no plans to pay dividends on our Common Stock. We intend to retain all earnings for use in our business. Under EMAK’s current credit facility, we cannot pay dividends on our Common Stock without the prior consent of the lender. (See Note 6 of the accompanying Notes to Consolidated Financial Statements.)

The high and low Common Stock prices per share were as follows:

	Price Range of Common Stock

	2002		2003

	High	Low	High	Low

First Quarter	15.00	11.50	15.09	11.90
Second Quarter	14.55	11.69	15.50	13.01
Third Quarter	13.99	10.70	16.29	14.00
Fourth Quarter	13.49	10.16	15.29	12.88

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from EMAK’s audited consolidated financial statements and should be read in conjunction with the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Years Ended December 31,	1999	2000	2001	2002	2003

Consolidated Statements of Operations and Per Share Data: (in thousands, except share and per share data)
Revenues	$227,063	$232,287	$144,316	$206,832	$219,113
Cost of sales	170,416	172,270	104,129	151,307	158,117
Forgiveness of note receivable	—	—	—	1,685	—

Gross profit	56,647	60,017	40,187	53,840	60,996

Operating expenses:
Salaries, wages and benefits	17,350	17,610	15,924	20,662	24,523
Selling, general and administrative	22,829	23,075	18,323	22,423	24,576
AmeriServe bankruptcy bad debt expense	1,014	482	—	—	—
Impairment of assets	—	8,504	—	—	—
Integration costs	—	—	192	453	—
Restructuring loss (gain)	(604)	(418)	—	178	234

Total operating expenses	40,589	49,253	34,439	43,716	49,333

Income from operations	16,058	10,764	5,748	10,124	11,663
Other income (expense), net	(510)	1,375	1,370	383	389

Income before provision for income taxes and cumulative effect of change in accounting principles	15,548	12,139	7,118	10,507	12,052
Provision for income taxes	6,134	6,797	2,517	3,786	4,103

Income before cumulative effect of change in accounting principles	9,414	5,342	4,601	6,721	7,949
Cumulative effect of change in accounting principles, net of tax	—	—	—	(2,496)	—

Net income	9,414	5,342	4,601	4,225	7,949
Preferred stock dividends	—	956	1,500	1,500	1,500

Net income available to common stockholders	$9,414	$4,386	$3,101	$2,725	$6,449

Basic income per share:
Income per share before cumulative effect of change in accounting principles	$1.51	$0.70	$0.52	$0.91	$1.13
Cumulative effect of change in accounting principles, net of tax	—	—	—	(0.44)	—

Income per share	$1.51	$0.70	$0.52	$0.48	$1.13

Basic weighted average shares outstanding	6,227,842	6,275,590	5,996,662	5,721,790	5,718,548

Diluted income per share:
Income per share before cumulative effect of change in accounting principles	$1.46	$0.68	$0.50	$0.89	$1.03
Cumulative effect of change in accounting principles, net of tax	—	—	—	(0.33)	—

Income per share	$1.46	$0.68	$0.50	$0.56	$1.03

Diluted weighted average shares outstanding	6,440,738	6,460,557	6,164,154	7,590,018	7,712,633

As of December 31,	1999	2000	2001	2002	2003

Consolidated Balance Sheet Data: (in thousands)
Working capital	$11,045	$52,140	$36,620	$29,157	$29,447
Total assets	$97,244	$110,542	$99,487	$133,254	$128,330
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$42,025	$45,241	$42,473	$45,946	$53,666

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

2003 was a year of important achievement for EMAK:

•	In 2003 we entered into long-term agreements which provide that we will retain our role as the primary creative and manufacturing agency of record for Burger King’s worldwide premium programs. For the first time in our 17 year relationship we have a significant level of guaranteed premium manufacturing business under our agreements with Burger King and Restaurant Services, Inc. (“RSI”). RSI is a not-for-profit purchasing cooperative that has as its members Burger King franchisees and Burger King and is the exclusive purchasing agent for the Burger King system of franchisee-owned and company-owned restaurants in the United States. Our agreements with Burger King and RSI guarantee that we will retain our role as the primary creative and manufacturing agency of record for both domestic and international Burger King premiums programs awarded through September 2004 (shipping through approximately September 2005). These evergreen agreements also provide for bi-annual determinations of our guaranteed level of Burger King premiums business.

•	Our Logistix Kids subsidiary, which is based in the United Kingdom, had another good year, growing its marketing services business substantially over 2002. Since we acquired Logistix in mid-2001, they have delivered annual growth in revenues beyond our expectations. We’re continuing to expand the presence of Logistix Kids in both Europe and the United States.

•	Our Consumer Products business had a good year, with the introduction of Disney’s Kim Possible™ and an expanded line of Crayola® retail bath products. 2003 was this division’s most profitable year ever as gross margins improved from 30.3% in 2002 to 39.3% in 2003.

•	Our Consumer Products business is also poised for growth in 2004 as several of the licensed properties we acquired in 2003 reach their first full year of distribution. These properties include Disney’s Kim Possible™ which enters wider channels of distribution in 2004, Disney’s Baby Einstein™ and Warner Bros.’s Samurai Jack™, among others.

•	We broadened our client base to a new channel of distribution with the acquisition of the business SCI Promotion Group (“SCI”) in September 2003. SCI has established itself as a premier marketing services company to the retail department store industry, and counts nine of the top ten department stores in the country as its customers, including Kohl’s, Macy’s May Department Stores, Nordstrom and Sears. SCI complements our existing capabilities.

•	We have the most diversified revenue mix since EMAK’s initial public offering in 1994. The contributions from our non-Burger King-business increased from approximately $46,000 or 20% of revenues in 2000 to approximately $94,000 or 43% of revenues in 2003. We expect to make further progress on our diversification in 2004.

We also faced challenges in 2003 that have negatively impacted our results:

•	We experienced lower unit volumes in our promotional programs for Burger King. This negatively impacted our Marketing Services revenues for the year. We expect this trend to continue in 2004 before reversing in 2005 as this well regarded brand begins its next era of growth.

•	We also experienced a significant decline in our Scooby-Doo™ consumer products. In 2002, the successful feature film drove higher levels of sales. We expect Scooby-Doo™ sales to recover in 2004 as the feature film sequel was released on March 26 and the video is expected to be released later in the year.

•	Our UPSHOT integrated marketing business, while profitable, did not contribute the level of growth we expected. In 2003, we incurred a restructuring charge in order to bring UPSHOT’s cost structure in-line with the current volume of business. We have put in place plans to improve this business in 2004. We expect improved contribution from UPSHOT based on a lower cost structure as well as future growth in revenues.

At the end of 2003 our financial position remained strong with $19,291 in cash and cash equivalents and no debt. We plan to continue to explore additional acquisition candidates that fit our acquisition strategy. In February 2004, we acquired the premiums business of Johnson Grossfield, Inc. (“JGI”), thereby expanding our client base in the Quick Service Restaurant category with the addition of the kids marketing programs of Subway Restaurants. JGI has a twelve year relationship with Subway Restaurants providing custom licensed premiums for its kids marketing program. We are attracted to businesses like SCI and JGI that can leverage our current infrastructure while contributing new clients, complementary service offerings, and a strong presence in new channels of distribution or geographies.

Results of Operation

The following table sets forth for the periods indicated the Company’s operating expenses as a percentage of its total revenues:

Years Ended December 31,	2001	2002	2003

Revenues	100.0%	100.0%	100.0%
Cost of sales	72.2%	73.2%	72.2%
Forgiveness of note receivable	—%	0.8%	—%

Gross profit	27.8%	26.0%	27.8%

Operating expenses:
Salaries, wages and benefits	11.0%	10.0%	11.2%
Selling, general and administrative	12.7%	10.8%	11.2%
Integration costs	0.1%	0.2%	—%
Restructuring loss	—%	0.1%	0.1%

Total operating expenses	23.8%	21.1%	22.5%

Income from operations	4.0%	4.9%	5.3%
Other income, net	0.9%	0.2%	0.2%

Income before provision for income taxes and cumulative effect of change in accounting principles	4.9%	5.1%	5.5%
Provision for income taxes	1.7%	1.9%	1.9%

Income before cumulative effect of change in accounting principles	3.2%	3.2%	3.6%
Cumulative effect of change in accounting principles, net of tax	—%	(1.2)%	—%

Net income	3.2%	2.0%	3.6%

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues

Our consolidated revenues in 2003 increased $12,281, or 5.9%, to $219,113 from $206,832 in 2002. Our Marketing Services revenues increased $15,028, or 8.9%, to $183,687 from $168,659 primarily as a result of the inclusion of revenues generated by UPSHOT and SCI as well as continued growth in our non-Burger King marketing services business. The results for 2002 include UPSHOT from July 18, 2002 (acquired July 17, 2002) and exclude SCI (acquired September 3, 2003). Excluding the impact of the UPSHOT and SCI acquisitions, Marketing Services revenues decreased $4,932 or 2.9% for 2003 compared to 2002. This decrease was due to challenges in our Burger King business. Although we are still implementing a significant majority of the worldwide programs for Burger King as we have previously, unit volumes in those programs are lower than in previous years. These decreased unit volumes are primarily related to overall business issues at Burger King which is in a restructuring phase following its acquisition by Texas Pacific Group in 2002.

The decreased volume levels in the Burger King business were partially offset by continued growth at our Logistix Kids subsidiary. Our Logistix Kids business based in the United Kingdom executed several successful promotional programs for Kellogg’s both domestically and internationally. Logistix Kids also had another good year attracting new clients and has branched out from their base in London into new markets in Western Europe.

Our Consumer Products revenues decreased $2,747, or 7.2%, to $35,426 from $38,173 in 2002. This decrease is primarily as a result of decreased sales of Scooby-Doo™, Robot Wars® and Tub Tints® product partially offset by sales from the launch of a product line based on Disney’s Kim Possible™ and increased sales of Crayola® product. Revenues for Scooby-Doo™ product in 2002 were higher primarily due to increased shipments attributable to the Scooby-Doo™ feature film, which was released in the summer of 2002. Our Robot Wars® product line in the United Kingdom experienced disappointing sales in 2003 as a result of reduced consumer interest in the brand. In 2003, we successfully launched our new Kim Possible™ product line with an exclusive at Wal-Mart. Both Wal-Mart and Disney provided significant marketing and advertising support to the launch of the product line and we were pleased with the results. In 2003, we expanded our line of Crayola® bath products which already incorporated the effervescent water coloring tablets previously marketed under the Tub Tints® brand to include a full line of bath activities and bath art sets. As a result, sales of our retail bath products increased significantly in 2003.

Cost of sales and gross profit

Cost of sales increased $6,810 to $158,117 (72.2% of revenues) from $152,992 (74.0% of revenues) in 2002 due to the higher sales volume in 2003. The gross profit percentage increased to 27.8% from 26.0% in 2002. This increase is primarily the result of a charge for the forgiveness of a note receivable of $1,685 (0.8% of revenues) in our Marketing Services business in 2002.

Excluding the impact for the forgiveness of the note receivable, the gross profit in our Marketing Services business decreased from 26.1% in 2002 to 25.6% in 2003 due to a decline in our Burger King margins as compared to prior years. This decline is attributable to the provision of lower margin logistical services, increased vendor costs and general pricing pressures.

The gross profit percentage in Consumer Products increased to 39.3% from 30.3% in 2002. This improvement is attributable to higher margin new product introductions and to effective inventory management both internally and in our distribution channels.

Our overall gross profit percentage, excluding the impact of the charge for forgiveness of a note receivable in 2002, improved slightly as a result of the improvement in Consumer Products.

Salaries, wages and benefits

Salaries, wages and benefits increased $3,861 in 2003, or 18.7%, to $24,523 (11.2% of revenues) from $20,662 in 2002 (10.0% of revenues). This increase was primarily attributable to the addition of employees from the acquisitions of UPSHOT and SCI, partially offset by a reduction in performance bonuses for employees in 2003 (a decrease of approximately $700).

Salaries, wages and benefits increased as a percentage of revenues from 10.0% to 11.2% as a result of revenues increasing at a lesser rate. The reduction in Burger King unit volumes has a significant impact on this metric, as our staffing levels required to service this account are largely fixed.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2,153 in 2003, or 9.6%, to $24,576 (11.2% of revenues) from 22,423 (10.8% of revenues) in 2002. The increase is primarily the result of additional operating expenses resulting from the acquisitions of UPSHOT and SCI.

Selling, general and administrative expenses increased as a percentage of revenues from 10.8% to 11.2% as a result of revenues increasing at a lesser rate. The reduction in Burger King unit volumes has a significant impact on this metric, as our cost structure required to service this account is largely fixed.

Integration costs

We recorded integration costs of $453 (0.2% of revenues) in 2002. These costs represent expenses directly related to the integration of UPSHOT such as travel, training and consulting.

Restructuring

In 2003, we recorded a net restructuring charge of $234 (0.1% of revenues) compared to $178 (0.1% of revenues) in 2002. In 2003, we recorded restructuring charge of $424 which represents severance for workforce reductions at our UPSHOT division. Our UPSHOT business did not achieve the level of contribution we were expecting this year which is primarily attributable to reduced marketing expenditures by a couple of its larger clients. In order to bring our cost structure in line with the current business volume, we eliminated 8 positions at UPSHOT. This charge was partially offset by a $190 reversal of a restructuring reserve that we established in 1998 relating to former consumer products licenses. This reversal is attributable to the expiration of certain contractual rights. The 2002 restructuring charge represents severance for workforce reductions made to combine and streamline the operations of the Company subsequent to the acquisition of UPSHOT.

Other income

Other income increased $6 in 2003, or 1.6%, to $389 (0.2% of revenues) from $383 (0.2% of revenues) in 2002. Other income is composed of a gain on foreign exchange of $439, a gain on asset disposal of $19 and net interest expense of $69. Net interest income decreased $132 in 2003 from $63 in 2002. This decrease was attributable to a decline in interest rates as well as to the reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisitions of UPSHOT and SCI and the stock buyback program. The gain on foreign exchange is the result of the strengthening British Pound and Euro relative to the United States Dollar.

Provision for Income Taxes

The effective tax rate changed in 2003 to 34.0% from 36.0% in 2002. The decrease in the effective tax rate is primarily the result of revised estimates of state income tax apportionment factors and an increase in the relative mix of earnings being generated internationally in countries which have more favorable tax rates.

Cumulative effect of change in accounting principles

The cumulative effect of change in accounting principles in 2002 is due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 which requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. SFAS No. 142 also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. As a result of this evaluation, we recorded a charge of $2,496, net of tax, in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore results for the quarter ended March 31, 2002 have been adjusted retroactively. See “Critical Accounting Policies-Goodwill and Other Intangibles” below.

Net income

Net income increased $3,724, or 88.1%, to $7,949 in 2003 (3.6% of revenues) from $4,225 in 2002 (2.0% of revenues). The increase was primarily due to the cumulative effect of change in accounting principles in 2002 of $2,496, net of tax, a charge for the forgiveness of a note receivable in 2002 of $1,045, net of tax, and the increase in gross profit earned on higher revenues in 2003. The increase was partially offset by the increased salaries, wages and benefits and selling, general and administrative expenses in 2003.

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues

Our revenues in 2002 increased $62,516, or 43.3%, to $206,832 from $144,316 in 2001. Marketing Services revenues increased $64,324, or 61.7%, to $168,659 from $104,335 primarily as a result of increased revenues associated with Burger King programs in 2002 as compared to 2001. This increase was also partially due to Marketing Services revenues generated by Logistix following its acquisition by the Company in July 2001 and Marketing Services revenues generated by UPSHOT following its acquisition by the Company in July 2002. Excluding the impact of the UPSHOT and Logistix acquisitions, Marketing Services revenues increased $38,143 or 36.6% for 2002 compared to 2001. Revenues in the Burger King business were depressed in 2001 relative to previous years. Although our share of Burger King’s custom promotional product business in 2001 was consistent with previous levels, the dollar volume of Burger King’s purchases declined by 49% that year due to the Burger King system’s working through of older inventory and distribution issues related to the 2000 bankruptcy of its largest distributor, AmeriServe. In 2002, Burger King’s purchases returned to more normalized levels.

Our Consumer products revenues decreased $1,808, or 4.5%, to $38,173 from $39,981 in 2001. This decrease is primarily due to decreased revenues for made-to-order custom product sold to Oil and Gas customers and decreased sales of Tub Tints® product. This was partially offset by increased sales of Robot Wars® product generated by Logistix as well as to increased revenues from Scooby-Doo™ product following the release of the Scooby-Doo™ feature film in the summer of 2002. Excluding the impact of the Logistix acquisition, Consumer Products revenues decreased $4,763, or 11.9% primarily as a result of the decreased revenues for made-to-order custom product sold to Oil and Gas customers and decreased sales of Tub Tints® product, partially offset by the increase in Scooby-Doo™ revenues.

The results for 2001 include Logistix from August 1, 2001 (acquired July 31, 2001) and exclude UPSHOT (acquired July 17, 2002). Excluding the impact of acquisitions, consolidated revenues increased $33,005, or 24.7%, compared to 2001.

In September 2002, the Pacific Maritime Association locked out the Longshore and Warehouse Union workers from the West Coast ports causing a cargo backlog. The impact of this West Coast port dispute caused a reduction of our full year 2002 revenue expectations, due to delayed shipments of both custom promotional products and consumer products, and altered production schedules in our overseas facilities. Our estimate of this impact is approximately $8.0 million of revenues. A portion of the revenue impacted by the port dispute that we previously expected to recognize in the fourth quarter of 2002 was deferred into 2003. The remainder was cancelled.

Cost of sales and gross profit

Cost of sales, including forgiveness of a note receivable, increased $48,863 to $152,992 (74.0% of revenues) from $104,129 (72.2% of revenues) in 2001 due primarily to higher revenues in 2002. The gross profit percentage for the year decreased to 26.0% from 27.8% in 2001. Excluding the charge for forgiveness of a note receivable the gross profit percentage for 2002 was 26.8%.

Marketing Services gross profit decreased from 25.7% in 2001 to 25.1% in 2002. This decrease is primarily the result of the charge for the forgiveness of a note receivable of $1,685 (0.8% of revenues) and margin pressure as a result of shorter program lead times in the first half of 2002 which resulted in increased tooling and freight costs. This decrease was partially offset by higher margin revenues from Logistix. On May 15, 2002, we agreed to forgive the remaining balance of $1,685 of a note receivable from RSI as consideration for a new interim Master Supply Agreement with RSI. Excluding the charge for forgiveness of a note receivable the Marketing Services gross profit percentage for 2002 was 26.1%.

Consumer Products gross profit decreased from 33.3% in 2001 to 30.3% in 2002. This decrease was the result of an increased mix of lower margin product.

Salaries, wages and benefits

Salaries, wages and benefits increased $4,738 in 2002, or 29.8%, to $20,662 (10.0% of revenues) from $15,924 in 2001 (11.0% of revenues). This increase was primarily attributable to the addition of employees from the acquisitions of Logistix and UPSHOT, as well as an accrual for employee performance bonuses. Salaries, wages and benefits decreased as a percentage of revenues from 11.0% to 10.0% as a result of revenues increasing at a greater rate. The increase in Burger King revenues has a significant impact on this metric, as our staffing levels required to service this account are largely fixed.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4,100 in 2002, or 22.4%, to $22,423 (10.8% of revenues) from $18,323 (12.7% of revenues) in 2001. The increase is primarily the result of higher selling expenses associated with increased sales in 2002. This increase was also attributable to additional operating expenses resulting from the acquisitions of Logistix and UPSHOT, partially offset by the elimination of goodwill amortization as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (see the discussion of cumulative effect of change in accounting principles below). Selling, general and administrative expenses decreased as a percentage of revenues from 12.7% to 10.8% as a result of revenues increasing at a greater rate. The increase in Burger King revenues has a significant impact on this metric, as our cost structure required to service this account is largely fixed.

Integration costs

Integration costs increased $261, or 135.9%, to $453 (0.2% of revenues) from $192 (0.1% of revenues) in 2001. These costs represent expenses directly related to the integration of acquisitions such as travel, training and consulting. The costs for 2002 are primarily associated with the acquisition of UPSHOT, while the costs for 2001 are associated with the acquisition of Logistix.

Restructuring

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

Provision for Income Taxes

The effective tax rate changed in 2002 to 36.0% from 35.4% in 2001. The increase was primarily due to lower tax free municipal interest income in 2002, partially offset by an increased percentage of the Company’s earnings being generated internationally, in territories which have more favorable tax rates.

Cumulative effect of change in accounting principles

The cumulative effect of change in accounting principles is due to the adoption of SFAS No. 142 which requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. SFAS No. 142 also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. As a result of this evaluation, we recorded a charge of $2,496, net of tax, in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002. See “Critical Accounting Policies-Goodwill and Other Intangibles” below.

Net income

Net income decreased $376, or 8.2%, to $4,225 in 2002 (2.0% of revenues) from $4,601 in 2001 (3.2% of revenues). The decrease was primarily due to the cumulative effect of change in accounting principles of $2,496, net of tax, a charge for forgiveness of note receivable of $1,045, net of tax, increased salaries, wages and benefits and selling, general and administrative expenses and decreased net other income, partially offset by the increased gross profit earned on higher revenues in 2002.

Financial Condition and Liquidity

At December 31, 2003, cash, cash equivalents and marketable securities decreased by $7,542 million to $19,291 at year end 2003 compared to $26,833 at year end 2002, primarily due to the acquisition of SCI and the repurchase of common stock, partially offset by cash flows generated from operating activities. Our financial position remained strong with no debt and profitable operating results.

As of December 31, 2003, net accounts receivable decreased $7,052 to $36,765 from $43,817 in 2002. Accounts receivable as of December 31, 2002 were at higher than normal levels as a result of shipment delays attributable to the West Coast port dispute. This decrease was partially offset by additional receivables acquired as a result of the SCI acquisition.

At December 31, 2003, inventories decreased $1,264 to $15,099 from $16,363 in 2002. This was primarily due to shipment delays at the end of 2002 attributable to the West Coast port dispute which resulted in the timing of shipments being shifted into the first quarter of 2003, thus resulting in higher than normal inventory levels at the end of 2002. This decrease was partially offset by an increase in Consumer Products inventories as a result of the addition of new product lines which were introduced in 2003. Marketing Services inventories represent 70% and 87% of total inventories as of December 31, 2003 and 2002, respectively. Marketing Services inventories generally have lower risk than Consumer Products inventories, as they usually represent product made to order.

At December 31, 2003, accounts payable decreased $9,469 to $28,865 from $38,334 in 2002. This decrease is primarily attributable to decreased shipments of product occurring later in the fourth quarter of 2002 as a result of the West Coast port strike. This decrease was partially offset by additional payables as a result of the SCI acquisition.

Due to customer decreased $5,811 to $5,276 from $11,087 in 2002. The decrease in due to customer was primarily due to the timing of the payment of royalty and administrative fees collected from distribution companies on behalf of Burger King and RSI.

At December 31, 2003, accrued liabilities, including accrued payroll and payroll related costs, decreased $1,323 to $11,919 from $13,242 in 2002. The decrease in accrued liabilities was primarily attributable to a decrease in the accrual for employee performance bonuses and accrued freight costs. This was partially offset by additional accrued liabilities as a result of the SCI acquisition and restructuring costs associated with UPSHOT.

At December 31, 2003, working capital was $29,447 compared to $29,157 at December 31, 2002. Cash flows provided by operations for 2003 were $1,961 compared to cash flows provided by operations of $10,581 in the prior year. This change is largely the result of the reduction of current assets and liabilities to more normalized levels due to the impact of the West Coast port dispute on our receivables, payables and inventories. Cash flows used in investing activities for 2003 increased $1,597 to $6,135 from $4,538 in the prior year. This increase is primarily the result of proceeds received in 2002 from sales of marketable securities which partially offset the payment for the purchase of UPSHOT, compared to the use of cash in 2003 to purchase SCI. Cash flows used in financing activities for 2003 were $2,517 compared to $2,393 in the prior year. This increase is the result of an increase in the repurchase of our stock, partially offset by an increase in the proceeds from the exercise of stock options.

Our current strategy and business plan calls for the consummation of additional mergers and acquisitions as well as the continued repurchase of our common stock. We plan to continue to evaluate the level of such expenditures in the context of the capital available to us and to changing market conditions.

We believe that cash from operations, cash on hand at December 31, 2003 and our credit facility will be sufficient to fund working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially. See “Credit Facilities” below and Note 6 of the accompanying Notes to Consolidated Financial Statements.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of December 31, 2003 are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total

Operating Leases	$3,954	$3,942	$3,913	$3,882	$3,518	$5,791	$25,000
Guaranteed Royalties	1,070	2,020	220	330	—	—	3,640
Employment Agreements	1,492	265	—	—	—	—	1,757

Total	$6,516	$6,227	$4,133	$4,212	$3,518	$5,791	$30,397

Subsequent to December 31, 2003, we signed a new lease agreement for the Paris office. The new lease agreement expires December 31, 2013 and provides for minimum annual payment of $96.

Subsequent to December 31, 2003, we renewed our license agreement for Scooby-Doo™ with Warner Bros. The new license agreement expires December 31, 2007 and provides for guaranteed royalties in excess of $8,000 over the term.

We had no material commitments for capital expenditures at December 31, 2003. Letters of credit outstanding as of December 31, 2002 and 2003 totaled $823 and $1,829, respectively.

Credit Facilities

On April 24, 2001, we signed a credit facility (the “Facility”) with Bank of America. The credit facility is secured by substantially all of our assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. We are also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002 and November 14, 2003 certain covenants under the facility were amended. As of December 31, 2003, we were in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2003, there were no amounts outstanding under the Facility.

We are currently negotiating with Bank of America to extend the term of the Facility.

In addition to the Facility, in October, 2003 our Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases from Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. Advances outstanding under this facility totaled approximately $626 as of December 31, 2003 and are recorded in accounts payable in the accompanying consolidated balance sheet.

Acquisitions

On July 17, 2002, we consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event marketing, collaborative marketing and environmental branding. We financed the acquisition through our existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among EMAK, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Purchase Agreement”). Under the terms of the Purchase Agreement, we acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. This purchase price is net of $106 received in the fourth quarter of 2002 for a closing balance sheet working capital adjustment. We assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. HA-LO, which is the parent company of Promotional Marketing, was in Chapter 11 bankruptcy proceedings as of the acquisition date, and our acquisition of the UPSHOT business was approved by the United States bankruptcy court.

On September 3, 2003, we acquired substantially all of the assets of SCI, a privately held promotional marketing services company based in Ontario, California. We financed the acquisition through our existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among EMAK, SCI and Joseph J. Schmidt, III (the “Purchase Agreement”). Under the terms of the Purchase Agreement, we acquired substantially all of the assets of SCI for a cash purchase price of approximately $5,900 (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, we paid $5,683 in cash plus related transaction costs of $538. We also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earning before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. The additional consideration, if any, will be recorded as goodwill.

Issuance of Preferred Stock

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in EMAK in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, we granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock was $16.00 and $18.00 per share, respectively. On June 20, 2000, Crown paid us an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, we granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, we agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. We paid $250 in fees for the year ended December 31, 2003.

On March 19, 2004, we entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would be convertible into 916,666 shares of Common Stock). The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per share, respectively. Of each tranch, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in EMAK, and EMAK obtained an elimination of the preferred rights and preferences as well as the preferred dividend associated with the now eliminated Series B Stock and Series C Stock.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of the our affairs, Crown, as holder of the Series A Stock, will be entitled to payment out of our assets available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders.

The Series A Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series A Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividend for the year ended December 31, 2003 amounted to $1,500, of which $375 was paid in January 2004 and recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2003.

Crown currently holds 100% of the outstanding shares of Series A Stock, and has designated one individual to our Board of Directors. Crown currently has the right to designate two additional directors.

The Series A Stock is recorded in the accompanying consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,951 and include an accrual of approximately $1,000 for the present value of the commitment fee discussed above.

Restructuring

During 2002, we formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline EMAK’s and UPSHOT’s operations. In connection with this plan we recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in our Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from our marketing services division as well as other support services. The full amount of the restructuring charge was paid as of December 31, 2003.

In connection with the restructuring plan, we also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. Additionally, in 2003 we finalized the exit plan with respect to vacating half of the leased space (approximately 30,000 square feet) at UPSHOT’s Chicago, Illinois office. This resulted in an adjustment to the liabilities recorded and an increase to goodwill of $1,900 for the present value of the remaining lease payments for the vacated office space in excess of the estimated sub-lease income. The liabilities assumed in connection with this restructuring plan totaled $3,535 and are included as part of goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $1,369 of these liabilities were paid as of December 31, 2003.

In 2003, we recorded a restructuring charge of $424 which represents severance for workforce reductions at our UPSHOT division. Our UPSHOT business did not achieve the level of contribution we were expecting this year which is primarily attributable to reduced marketing expenditures by a couple of its larger clients. In order to bring our cost structure in line with the current business volume, we eliminated eight positions at UPSHOT in December 2003. $58 of the restructuring charge was paid as of December 31, 2003. This charge was partially offset by a $190 reversal of a restructuring reserve that we established in 1998 relating to former consumer products licenses. This reversal is attributable to the expiration of certain contractual rights.

Stock Repurchase

On July 21, 2000, our Board of Directors authorized up to $10,000 for the repurchase of our common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, we spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, our Board of Directors authorized up to an additional $10,000 for the repurchase of our common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, we spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, our Board of Directors authorized up to an additional $10,000 for the repurchase of our common stock. We spent $3,294 to repurchase 251,100 shares at an average price of $13.12 per share including commissions under this authorization through December 31, 2003. The duration of the current buyback program is indefinite; provided, however, that our Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when we are not in a quiet period. We may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, we have spent $15,329 to purchase a total of 1,229,409 shares at an average price of $12.47 per share including commissions through December 31, 2003. This repurchase program is being funded through working capital.

Inflation

The effect of inflation on our operations during 2003 was insignificant. We will continue our policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

Related Party Transactions

On July 15, 2003, we entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI served as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003. Mr. Deutschman currently serves on our Board of Directors as the representative of the holder of the Company’s Series A Preferred Stock. The agreement with USCI provides for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board in accordance with certain guidelines and criteria. The guidelines for fees payable upon successful completion of an acquisition transaction are $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement has an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee has absolute discretion in determining the amount, if any, of the success fee for any transaction. The USCI agreement provides for the payment of a refundable advance against success fees in the aggregate amount of $275. The USCI agreement was approved by the Board and consented to by the holder of the Series A Preferred Stock. We believe that this agreement has enhanced our ability to analyze and close merger and acquisition transactions in a manner that is more cost effective than traditional outside advisory firms. In connection with the September 2003 acquisition of SCI, USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI acquisition. In connection with the February 2004 acquisition of JGI (discussed below), USCI earned a success fee of $125. This success fee will be recorded as a transaction cost of the JGI acquisition. We are currently in discussions with USCI to continue the advisory related services through 2004 which may or may not be on the same terms.

Subsequent Events

On February 2, 2004 (effective January 31, 2004), we consummated the acquisition of the assets of the promotional agency business of Johnson Grossfield, Inc., a Minnesota corporation (“JGI”). Founded in 1987, JGI’s promotional business is principally focused on providing custom licensed premiums for the kids marketing program of Subway Restaurants. JGI provides approximately 50% of the creative and sourcing requirements for Subway’s kids premium programs, and handles 100% of Subway’s logistics and fulfillment needs for these programs. JGI has worked with Subway for 12 years and has built strong relationships with the franchise organization.

The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among EMAK, Johnson Grossfield, Inc., a Delaware corporation wholly owned by EMAK, JGI, Marc Grossfield and Thom Johnson (the “Purchase Agreement”). Under the terms of the Purchase Agreement, we purchased the assets of JGI’s promotional agency business for approximately $4,600 in cash and 35,785 shares of our common stock (which, based upon the January 30, 2004 closing price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. We also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock.

As discussed above under the heading “Issuance of Preferred Stock”, on March 19, 2004 we entered into an exchange transaction with Crown providing for the exchange of existing Warrants to purchase Series B Stock and Series C Stock expiring in 2005 for New Warrants to purchase Common Stock. In determining that the warrant exchange transaction was fair, from a financial point of view, our Board of Directors considered, among other things, a fairness opinion issued by an independent financial advisory services firm.

Effective January 1, 2004, we entered into an employment agreement with Kim Thomsen, our President and Chief Creative Officer. The employment agreement provides for: (i) her continued service through December 31, 2007 (subject to her option to become a part-time consultant during the last two years of the term), (ii) a long-term deferred compensation arrangement in the form of a pension annuity which vests over four years and provides for annual payments of $200 to Ms. Thomsen commencing in 2008 and ending in 2017, and (iii) the current surrender by Ms. Thomsen of 200,000 options at an exercise price of $9.94 per share which fully vest on March 3, 2005 in exchange for 100,000 options at an exercise price of 19.94 per share which fully vest on March 3, 2005.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption had no effect on our consolidated financial position or results of operations. We continue to account for our stock-based compensation plans under APB Opinion No. 25. See Note 1 in the accompanying Notes to Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and FIN 46 (revised) did not have an impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have an impact on our results of operations or financial position.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and were applied to our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, did not have an impact on our consolidated financial statements or disclosures. Our mandatory redeemable preferred stock does not have a fixed and determinable redemption date and, therefore, is not impacted by the adoption of SFAS No. 150.

In May 2003, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We were required to adopt the provisions of this Issue which had a favorable impact of approximately $1,000, before taxes, on our results of operations for the year ended December 31, 2003. Under the new contractual arrangements with Burger King, creative services are a separate deliverable from manufacturing services. As a result, we are required to record the creative revenues when the specification and engineering package is delivered to and accepted by Burger King.

Critical Accounting Policies

We make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those we consider most critical in preparing our consolidated financial statements. Management has discussed the development and selection of each of these critical accounting policies with the audit committee of the board of directors and the audit committee has reviewed each of the disclosures included below. These policies include significant judgment made by management using information available at the time the estimates are made. As described below, however, these estimates could change materially if different information or assumptions were used.

Revenue Recognition

For product related sales, we record revenues when title and risk of loss pass to the customer. When a right of return exists, our practice is to estimate and provide for any future returns at the time of sale, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Accruals for customer discounts and rebates and defective returns are recorded as the related revenues are recognized.

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the years ended December 31, 2001, 2002 and 2003 totaled $3,215, $13,895 and $22,129, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2002 and 2003 totaled $230 and $992, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheet. Unbilled revenues are expected to be billed and collected within the next six months.

In May 2003, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We were required to adopt the provisions of this Issue which had a favorable impact of approximately $1,000, before taxes, on our results of operations for the year ended December 31, 2003. Under the new contractual arrangements with Burger King, creative services are a separate deliverable from manufacturing services. As a result, we are required to record the creative revenues when the specification and engineering package is delivered to and accepted by Burger King.

Our revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletins (“SAB”) No. 101: “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition in Financial Statements.”

The allowances for doubtful accounts receivable and sales returns represent adjustments to customer trade accounts receivable for amounts deemed partially or entirely uncollectible. Management believes the accounting estimate related to such allowances is a “critical accounting estimate” because significant changes in it could materially affect key financial measures including revenues and selling, general and administrative expenses. In addition, the allowances require a high degree of judgment since they involve the estimation of the impact of both current and future economic factors as it relates to each of its customers’ ability to pay amounts owed to us. In the case of its Consumer Products segment, we must estimate the impact of retail sell through on customer discounts and returns.

We regularly extend credit to distribution companies in connection with our business with Burger King, which more recently includes the newly formed Supply Chain Services, LLC (“SCS”), which is a subsidiary of Burger King’s franchisee purchasing cooperative RSI. We began selling product to SCS in October, 2003. We anticipate that sales to SCS will reach 70% of our sales to the Burger King System by the end of 2004. Receivables from SCS are being guaranteed by RSI as required under our credit policy. Because of RSI’s established credit history with us, we don’t believe that this increase in concentration of receivables has negatively impacted our overall credit risk. Failure by SCS or one or more distribution companies to honor their payment obligations to us could have a material adverse effect on our operations. The largest such distribution company accounted for 20.8%, 20.5% and 17.9% of the products purchased from us by the Burger King system for the years ended December 31, 2001, 2002 and 2003, respectively. The largest such distribution company accounted for 13.6% and 23.9% of accounts receivable as of December 31, 2002 and 2003, respectively.

We also extend credit to several retailers in the Consumer Products business. The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. Failure by one or more of these retailers to honor their payment obligations to us could have a material adverse effect on our operations.

We have procedures to mitigate the risk of exposure to losses from bad debts. Revenue is recognized provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Our credit limits and payment terms are established based on the underlying criteria that collectibility must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an on-going basis throughout the fiscal year of the financial performance, cash generation, financing availability and liquidity status of each customer. Each customer is reviewed at least annually, with more frequent reviews being performed if necessary based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses prior to shipping to those customers on credit. Customer terms and credit limits are reviewed and adjusted, if necessary, to reflect the results of the review. We use a variety of financial transactions to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit and requiring cash on delivery.

We record allowances for doubtful accounts receivable and sales returns at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, retail sell through and customer disputes. When a significant event occurs, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in estimated receivable impairment. We believe that our allowances for doubtful accounts receivable and sales returns at December 31,2003 are adequate and proper.

Goodwill and Other Intangibles

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were approved by FASB effective June 30, 2001 for business combinations consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required us to perform a transitional goodwill impairment test, using values as of the beginning of the fiscal year that SFAS No. 142 is adopted. We completed the goodwill transitional impairment test in the second quarter of 2002. As a result, we determined that a non-cash charge in the amount of $2,496, net of tax, is required in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and

U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore, results for the quarter ended March 31, 2002 have been adjusted retroactively. We have adopted the provisions of these statements for the acquisition of Logistix effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, we have foregone all related goodwill amortization expense.

Prior to implementing SFAS No. 142, we reviewed all goodwill assets for impairment under the methodology of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of.” The undiscounted cash flows associated with all goodwill assets were in excess of the book value of the related goodwill assets, including USI goodwill. Therefore, no goodwill assets, including USI goodwill, were considered impaired under SFAS No. 121.

Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review we will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. We will compare the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2003, we performed the annual impairment test required by SFAS No. 142 and determined that our goodwill was not impaired as of December 31, 2003.

Management believes the accounting estimate related to the valuation of its goodwill and other intangibles is a “critical accounting estimate” because significant changes in assumptions could materially affect key financial measures, including net income and goodwill.

Our valuation method requires us to make projections of revenue, operating expenses and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of its weighted average cost of capital to be used as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the SFAS No. 142 impairment model, which could significantly change the amount of impairment recorded.

Royalties

We enter into agreements to license intellectual properties such as trademarks, copyrights, and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement, which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products. Furthermore, minimum guaranteed royalty commitments are reviewed on a periodic basis to ensure that amounts are recoverable based on estimates of future sales of the products under license. A loss provision will be recorded in the consolidated statements of operations to the extent that future minimum royalty guarantee commitments are not recoverable. Estimated future sales are projected based on historical experience, including that of similar products, and anticipated advertising and marketing support by the licensor.

Management believes the accounting estimate related to minimum guaranteed royalty commitments is a “critical accounting estimate” because changes in sales projections could materially affect key financial measures including, gross profit, net income and other assets.

Inventories

Inventories are stated at the lower of cost or market. Inventory obsolescence reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management believes the accounting estimate related to inventory allowance is a “critical accounting estimate” because changes in it could materially affect key financial measures including, gross profit, net income and inventories. In addition, the valuation requires a high degree of judgment since it involves estimation of the impact resulting from both current and expected future events. As more fully described below, valuation of our Consumer Product inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns and inventory management of customers.

Although the significant majority of our inventories are composed of made-to-order promotional product, in the Consumer Product segment orders are subject to cancellation or change at any time prior to shipment since actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers and overall economic conditions. Unexpected changes in these factors could result in excess inventory in a particular product line, which would require management to make a valuation estimate on such inventory.

We base our production schedules for consumer products on customer orders, historical trends, results of market research and current market information. We ship products in accordance with delivery schedules specified by our customers, which usually request delivery within three months. In anticipation of retail sales in the traditional holiday season in the fourth quarter, we significantly increased our production in advance of the peak selling period, resulting in a corresponding build-up of consumer product inventory levels in the second and third quarters of the year. These seasonal purchasing patterns and requisite production lead times cause risk to our consumer product business associated with the underproduction of popular products and the overproduction of products that do not have significant consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring us to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase inventory valuation risk since we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Additionally, current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth in various parts of the economy, including the markets in which we participate. Economic changes may affect the sales of our consumer products and its corresponding inventory levels, which would potentially impact the valuation of our inventory.

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

Management believes that the allowance for obsolescence at December 31, 2003 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of the Consumer Products business segments.

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

We Depend Significantly on One Key Customer

Our success is partly dependent on a single customer, Burger King, which accounted for approximately 66%, 65% and 58% of our revenues for the years ended December 31, 2001, 2002 and 2003, respectively. The termination or a significant reduction by Burger King of its business with us would adversely affect our business. We have domestic and international agreements with Burger King and its franchisee purchasing cooperative which guarantee that we will retain our role as the primary creative and manufacturing agency of record for both domestic and international Burger King premiums programs awarded through September 2004 (shipping through approximately September 2005). Our long-term agreements provide for bi-annual determinations of our guaranteed level of Burger King premiums business. The Burger King business is subject to significant year-to-year variability. For instance, our revenues generated by our business with Burger King increased from $95,405 in 2001 to $133,987 in 2002 then dropped to $126,791 in 2003. We expect a further reduction in sales to Burger King of $15,000 to $20,000 in 2004 before increasing in 2005. The success of our business with Burger King is also partially dependent on the overall success of the Burger King system, whose sales could be negatively impacted by such factors as increased competition, a recent change in ownership and product recalls.

We Face Credit Risk

We regularly extend credit to distribution companies in connection with our business with Burger King, which more recently includes the newly formed SCS, which is a subsidiary of Burger King’s franchisee purchasing cooperative RSI. We began selling product to SCS in October, 2003. We anticipate that sales to SCS will reach 70% of our sales to the Burger King System by the end of 2004. Failure by SCS to honor their payment obligations to us could have a material adverse effect on our operations. Receivables from SCS are being guaranteed by RSI as required under our credit policy. Because of RSI’s established credit history with us, we don’t believe that this increase in concentration of receivables has negatively impacted our overall credit risk. However, there can be no assurance that we will be able to continue to obtain guarantees from RSI in the future. We also extend credit to several retailers in connection with our Consumer Products business. The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. Failure by one or more of these retailers to honor their payment obligations to us could have a material adverse effect on our business.

We Rely on the Continued Development of New Promotional Programs

A large portion of our revenues come from a relatively limited number of promotional programs, which promotions are in effect for only a limited period of time and generally are not repeated. We must continually develop and sell new products and services for utilization in new promotional programs as part of our clients annual promotions calendars. There can be no assurance that we or our customers will be able to secure licenses for additional entertainment properties on which to base our promotional products or that, if secured, such licenses will result in successful products.

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

The Success of Our Products Depends on the Popularity of Licensed Materials

Our promotional premiums and consumer products are typically based on entertainment properties, such as characters from current motion pictures or television programs. The success of these products largely depends on the popularity of the entertainment properties on which they are based. Each motion picture and television program is an individual artistic work, and its commercial success is dependent on unpredictable consumer preferences. Our results of operations may be adversely affected if the entertainment properties upon which our products are based turn out to be less popular than we anticipate. Also, delays in the release of motion pictures or television programs could result in delays or cancellations of our promotions.

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

There Are Risks Associated with Acquisitions

If we are presented with appropriate opportunities, we intend to make investments in complementary companies. We may not realize the anticipated benefits of any acquisitions or investment. If we buy a company, we could have difficulty in assimilating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

Our Business May be Impacted by Adverse General Economic Conditions

Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve and demand for our products and services, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks such as those in the US on September 11, 2001, war, or other factors affecting economic conditions generally. Such changes may negatively affect the sales of our products, increase exposure to losses for bad debt, or increase costs associated with manufacturing and distributing these products.

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

Our Business is Subject to Extensive Government Regulation and to Potential Product Liability Claims

Our business is subject to the provisions of, among other laws, the Federal Consumer Products Safety Act and the Federal Hazardous Substances Act, and rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”) which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair, or replace these products under certain circumstances. We cannot assure that defects in our products will not be alleged or found. Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims. Products that we develop or sell may also expose us to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recall.

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

We Rely on Foreign Manufacturers

During 2003, approximately 96% of our products were manufactured in China. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. In addition, past outbreaks of Severe Acute Respiratory Syndrome have been significantly concentrated in Asia, particularly in Hong Kong and in the Guangdong province of China, where many of our contract manufacturers are located. The development and manufacture of our products could suffer if a significant number of our employees in Hong Kong or the employees of our contract manufacturers in China contract SARS or other communicable diseases, or are otherwise unable to fulfill their responsibilities.

We do not have long-term contracts with our foreign manufacturers. Although we believe we could secure other third-party manufacturers to produce our products, our operations could be adversely affected if we lost our relationship with several of our current foreign manufacturers.

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

Logistix Kids enters into contracts denominated primarily in U.S. dollars, British pounds sterling and Euros. Although we attempt to reduce its exposure to changes in foreign currency exchange rates through the use of certain hedging techniques, changes in such exchange rates may result in changes in the value of our commitments and anticipated foreign currency cash flows.

A Significant Portion of Our Common Stock is Controlled by Our Officers and Directors

Donald A. Kurz and Stephen P. Robeck beneficially own approximately 27% and 14%, respectively, of our outstanding Common Stock. Mr. Kurz is our Chairman of the Board and Chief Executive Officer. Mr. Robeck is a member of the Board of Directors. Crown owns 100% of the outstanding shares of our Series A senior cumulative participating convertible preferred stock, which are convertible into 1,694,915 shares of Common Stock (representing 23% of the outstanding shares of Common Stock on an as converted basis). These stockholders, either individually or acting together, significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We May Issue Preferred Stock

Our Board of Directors has authority to issue up to one million shares of preferred stock, and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control and may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of, the holders of Common Stock. The outstanding Series A Stock is senior to any class of preferred stock which might be authorized by the Board of Directors in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rate Changes

The amounts borrowed under our credit facility are at variable interest rates, and we are subject to market risk resulting from interest rate fluctuations. No amounts were outstanding under our facility throughout the year ended December 31, 2003.

Impact of Foreign Currency Fluctuation

Approximately 12% of our revenues are denominated in foreign currencies, and we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

As of December 31, 2003, our Logistix Kids subsidiary entered into foreign currency forward contracts aggregating GBP 3,296 to sell Euros in exchange for pound sterling and to sell pound sterling in exchange for United States dollars. The contracts will expire by September 2004. At December 31, 2003, the foreign currency forward contracts had an estimated fair value of $(185). The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2003. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors of
Equity Marketing, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets as of December 31, 2002 and 2003 and the related consolidated statements of operations, of shareholders’ equity and mandatory redeemable preferred stock, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Equity Marketing, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 are in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 27, 2002.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California
February 20, 2004

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

/s/ ARTHUR ANDERSEN LLP

Arthur Andersen LLP

Los Angeles, California
February 27, 2002

EQUITY MARKETING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,833	$19,291
Marketable securities	1,000	—
Accounts receivable (net of allowances of $2,033 and $2,143 as of December 31, 2002 and 2003, respectively)	43,817	36,765
Inventories	16,363	15,099
Deferred income taxes	3,038	2,303
Prepaid expenses and other current assets	1,769	2,049

Total current assets	91,820	75,507
Fixed assets, net	4,185	3,809
Goodwill	33,730	41,893
Other intangibles, net	769	1,252
Deferred income taxes	584	2,833
Other assets	2,166	3,036

Total assets	$133,254	$128,330

LIABILITIES, MANDATORY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$—	$—
Accounts payable	38,334	28,865
Due to customer	11,087	5,276
Accrued payroll and payroll related costs	1,677	1,051
Accrued liabilities	11,565	10,868

Total current liabilities	62,663	46,060
Long-term liabilities	1,596	5,555

Total liabilities	64,259	51,615

COMMITMENTS AND CONTINGENCIES (Note 10) :
Mandatory redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	23,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, par value $.001 per share, 50,000,000 shares authorized, 5,716,503 and 5,684,953 shares outstanding as of December 31, 2002 and 2003, respectively	—	—
Additional paid-in capital	21,641	23,886
Retained earnings	38,689	45,138
Accumulated other comprehensive income	1,710	3,334

	62,040	72,358
Less —
Treasury stock, 3,007,108 and 3,150,708 shares at cost as of December 31, 2002 and 2003, respectively	(15,506)	(17,458)
Unearned compensation	(588)	(1,234)

Total stockholders’ equity	45,946	53,666

Total liabilities, mandatory redeemable preferred stock and stockholders’ equity	$133,254	$128,330

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,

	2001	2002	2003

REVENUES	$144,316	$206,832	$219,113
Cost of sales	104,129	151,307	158,117
Forgiveness of note receivable	—	1,685	—

Gross profit	40,187	53,840	60,996

OPERATING EXPENSES:
Salaries, wages and benefits	15,924	20,662	24,523
Selling, general and administrative	18,323	22,423	24,576
Integration costs	192	453	—
Restructuring charge	—	178	234

Total operating expenses	34,439	43,716	49,333

Income from operations	5,748	10,124	11,663
OTHER (EXPENSE) INCOME:
Interest expense	(249)	(258)	(221)
Interest income	1,695	321	152
Other income (expense)	(76)	320	458

Income before provision for income taxes and cumulative effect of change in accounting principles	7,118	10,507	12,052
PROVISION FOR INCOME TAXES	2,517	3,786	4,103

Income before cumulative effect of change	4,601	6,721	7,949
in accounting principles Cumulative effect of change in accounting principles, net of tax	—	(2,496)	—

Net Income	4,601	4,225	7,949
PREFERRED STOCK DIVIDENDS	1,500	1,500	1,500

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$3,101	$2,725	$6,449

BASIC INCOME PER SHARE:
Income per share before cumulative effect of change in accounting principles	$0.52	$0.91	$1.13
Cumulative effect of change in accounting principles	—	(0.44)	—

BASIC INCOME PER SHARE	$0.52	$0.48	$1.13

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,996,662	5,721,790	5,718,548

DILUTED INCOME PER SHARE:
Income per share before cumulative effect of change in accounting principles	$0.50	$0.89	$1.03
Cumulative effect of change in accounting principles	—	(0.33)	—

DILUTED INCOME PER SHARE	$0.50	$0.56	$1.03

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,164,154	7,590,018	7,712,633

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MANDATORY REDEEMABLE PREFERRED STOCK
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional
					Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings

Balance, December 31, 2000	6,141,396	$—	25,000	$23,049	$18,209	$32,863
Net income	—	—	—	—	—	4,601
Amortization of restricted stock grants	—	—	—	—	—	—
Exercise of stock options	236,607	—	—	—	1,284	—
Tax benefit from exercise of stock options	—	—	—	—	557	—
Preferred stock dividends	—	—	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized gain on foreign currency forward contract	—	—	—	—	—	—
Purchase of treasury stock	(662,710)	—	—	—	—	—
Loan forgiveness	—	—	—	—	—	—

Balance, December 31, 2001	5,715,293	—	25,000	23,049	20,050	35,964
Net income	—	—	—	—	—	4,225
Issuance of shares pursuant to restricted stock plan	50,000	—	—	—	658	—
Amortization of restricted stock grants	—	—	—	—	—	—
Exercise of stock options	88,525	—	—	—	840	—
Tax benefit from exercise of stock options	—	—	—	—	93	—
Preferred stock dividends	—	—	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized loss on foreign currency forward contracts	—	—	—	—	—	—
Purchase of treasury stock	(137,315)	—	—	—	—	—

Balance, December 31, 2002	5,716,503	—	25,000	23,049	21,641	38,689
Net income	—	—	—	—	—	7,949
Issuance of shares pursuant to restricted stock plan	1,000	—	—	—	13	—
Issuance of restricted stock units	—	—	—	—	1,022	—
Amortization of restricted stock units	—	—	—	—	—	—
Cancellation of restricted stock plan grants	—	—	—	—	(26)	—
Amortization of restricted stock grants	—	—	—	—	—	—
Exercise of stock options	111,050	—	—	—	935	—
Tax benefit from exercise of stock options	—	—	—	—	301	—
Preferred stock dividends	—	—	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized loss on foreign currency forward contracts	—	—	—	—	—	—
Purchase of treasury stock	(143,600)	—	—	—	—	—

Balance, December 31, 2003	5,684,953	$—	25,000	$23,049	$23,886	$45,138

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other		Stock
	Comprehensive	Treasury	Subscription	Unearned
	Income	Stock	Receivable	Compensation	Total

Balance, December 31, 2000	$—	$(5,777)	$(11)	$(43)	$68,290
Net income	—	—	—	—	4,601
Amortization of restricted stock grants	—	—	—	33	33
Exercise of stock options	—	—	—	—	1,284
Tax benefit from exercise of stock options	—	—	—	—	557
Preferred stock dividends	—	—	—	—	(1,500)
Foreign currency translation adjustments	213	—	—	—	213
Unrealized gain on foreign currency forward contract—	29	—	—	—	29
Purchase of treasury stock	—	(7,996)	—	—	(7,996)
Loan forgiveness	—	—	11	—	11

Balance, December 31, 2001	242	(13,773)	—	(10)	65,522
Net income	—	—	—	—	4,225
Issuance of shares pursuant to restricted stock plan	—	—	—	(658)	—
Amortization of restricted stock grants	—	—	—	80	80
Exercise of stock options	—	—	—	—	840
Tax benefit from exercise of stock options	—	—	—	—	93
Preferred stock dividends	—	—	—	—	(1,500)
Foreign currency translation adjustments	1,523	—	—	—	1,523
Unrealized loss on foreign currency forward contracts	(55)	—	—	—	(55)
Purchase of treasury stock	—	(1,733)	—	—	(1,733)

Balance, December 31, 2002	1,710	(15,506)	—	(588)	68,995
Net income	—	—	—	—	7,949
Issuance of shares pursuant to restricted stock plan	—	—	—	(13)	—
Issuance of restricted stock units	—	—	—	(1,022)	—
Amortization of restricted stock units	—	—	—	186	186
Cancellation of restricted stock plan grants	—	—	—	26	—
Amortization of restricted stock grants	—	—	—	177	177
Exercise of stock options	—	—	—	—	935
Tax benefit from exercise of stock options	—	—	—	—	301
Preferred stock dividends	—	—	—	—	(1,500)
Foreign currency translation adjustments	1,784	—	—	—	1,784
Unrealized loss on foreign currency forward contracts	(160)	—	—	—	(160)
Purchase of treasury stock	—	(1,952)	—	—	(1,952)

Balance, December 31, 2003	$3,334	(17,458)	$—	$(1,234)	$76,715

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,

	2001	2002	2003

NET INCOME	$4,601	$4,225	$7,949
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	213	1,523	1,784
Unrealized gain (loss) on foreign currency forward contract	29	(55)	(160)

COMPREHENSIVE INCOME	$4,843	$5,693	$9,573

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,601	$4,225	$7,949
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principles, net of tax	—	2,496	—
Depreciation and amortization	2,477	1,831	1,946
Provision for bad debts	336	484	277
Gain on asset disposal	(3)	(15)	(19)
Tax benefit from exercise of stock options	557	93	301
Amortization of restricted stock	33	80	363
Forgiveness of note receivable	—	1,685	—
Other	14	(20)	(1)
Changes in assets and liabilities-
Increase (decrease) in cash and cash equivalents:
Accounts receivable	9,733	(18,718)	12,338
Note receivable	6,139	498	—
Inventories	3,442	(5,073)	2,294
Deferred income taxes	1,304	(697)	559
Prepaid expenses and other current assets	(1,674)	4,207	963
Other assets	851	(542)	(840)
Accounts payable	(447)	14,645	(13,892)
Accrued liabilities	(14,608)	5,811	(9,486)
Long-term liabilities	128	(409)	(791)

Net cash provided by operating activities	12,883	10,581	1,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of Contract Marketing, Inc. and U.S. Import & Promotions Co.	(656)	—	—
Payment for purchase of Logistix Limited, net of cash acquired of $1,750	(11,405)	—	—
Payment for purchase of UPSHOT	—	(9,891)	—
Payment for purchase of SCI, net of cash acquired of $162	—	—	(6,059)
Proceeds from sales of fixed assets	36	135	74
Purchases of fixed assets	(1,044)	(982)	(1,150)
Proceeds from sale of marketable securities, net	—	6,200	1,000
Purchase of marketable securities, net	(2,100)	—	—

Net cash used in investing activities	(15,169)	(4,538)	(6,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid	(1,500)	(1,500)	(1,500)
Purchase of treasury stock	(7,996)	(1,733)	(1,952)
Proceeds from exercise of stock options	1,284	840	935

Net cash used in financing activities	(8,212)	(2,393)	(2,517)

Net increase (decrease) in cash and cash equivalents	(10,498)	3,650	(6,691)
Effects of exchange rate changes on cash and cash equivalents	28	248	149
CASH AND CASH EQUIVALENTS, beginning of year	32,405	21,935	25,833

CASH AND CASH EQUIVALENTS, end of year	$21,935	$25,833	$19,291

CASH PAYMENTS DURING YEAR FOR:
Interest	$189	$286	$214

Taxes	$2,906	$218	$4,166

The accompanying notes are an integral part of these consolidated statements.

EQUITY MARKETING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Equity Marketing, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, New York, Ontario (California), London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design, and environmental branding. The Company’s clients include Burger King Corporation, Diageo, Kellogg’s, Kohl’s, Macy’s, Nordstrom and Procter & Gamble, among others. The Company complements its core marketing services and promotions business by developing and marketing distinctive consumer products, based on emerging and evergreen licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the United States dollar.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary of the Company. EMHK manages production of the Company’s products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

Logistix Limited, a United Kingdom corporation (“Logistix”), is a 100% owned subsidiary of the Company which was acquired on July 31, 2001. Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business.

The Company’s UPSHOT division (“UPSHOT”), which was acquired on July, 17, 2003 is a marketing agency, specializing in promotion, event, collaborative marketing, retail design, and environmental branding. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as Diageo, Discover Financial Services, and Procter & Gamble.

The Company’s SCI Promotion Group division (“SCI”), which was acquired on September 3, 2003, is a promotional marketing services business specializing in the development and execution of promotional campaigns that utilize purchase-with-purchase, gift-with-purchase and incentives, promotional licenses and promotional retail program, principally for the retail department store industry.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at cost, which approximates fair value as of December 31, 2002 and 2003.

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

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the years ended December 31, 2001, 2002 and 2003 totaled $3,215, $13,895 and $22,129, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2002 and 2003, respectively, totaled $230 and $992, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheet as of December 31, 2003. Unbilled revenues are expected to be billed and collected within the next six months.

In May 2003, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company was required to adopt the provisions of this Issue which had a favorable impact of approximately $1,000, before taxes, on our results of operations for the year ended December 31, 2003. Under new contractual arrangements with Burger King, creative services are a separate deliverable from manufacturing services. As a result, the Company is required to record the creative revenues when the specification and engineering package is delivered to and accepted by Burger King.

The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletins (“SAB”) No. 101: “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition in Financial Statements.”

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the live of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2001 and 2002, inventories consisted of the following:

	December 31,

	2002	2003

Production-in-process	$5,062	$3,363
Finished goods	11,301	11,736

	$16,363	$15,099

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

Goodwill and Other Intangibles

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were approved by the Financial Accounting Standards Board (“FASB”) effective June 30, 2001 for business combinations consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement required amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required the Company to perform a transitional goodwill impairment test, using values as of January 1, 2002. The Company completed the goodwill transitional impairment test in the second quarter of 2002. As a result, the Company determined that a non-cash charge in the amount of $2,496, net of tax, was required relating to the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore, results for the quarter ended March 31, 2002 have been adjusted retroactively. Subsequent to the transition charge, the balance of the USI goodwill was $8,198. The Company has adopted the provisions of these statements for the acquisition of Logistix (see Note 4) effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, the Company has foregone all related goodwill amortization expense.

Prior to implementing SFAS No. 142, the Company reviewed all goodwill assets for impairment under the methodology of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The undiscounted cash flows associated with all goodwill were in excess of the book value of the related goodwill, including USI goodwill. Therefore,for the year ended December 31, 2001, no goodwill, including USI goodwill, were considered impaired under SFAS No. 121. See Note 3, “Impairment of Assets.”

Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company will compare the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2003, the Company performed its most recent annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of December 31, 2003.

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair values of the net assets acquired. For the years ended December 31, 2001, 2002 and 2003, amortization expense for goodwill amounted to $759, $0 and $0, respectively. Goodwill relating to acquisitions consummated on or after July 1, 2001 is not amortized.

For the year ended December 31, 2001, the reconciliation of reported net income and diluted income per share to adjusted net income and adjusted diluted net income per share reflecting the elimination of goodwill amortization is as follows:

Years Ended December 31,
2001

Net income available to common stockholders, as reported	$3,101
Add back: Elimination of goodwill amortization (net of tax effect)	485

Net income available to common stockholders, as adjusted	$3,586

Diluted income per share Income per share, as reported	$0.50
Add back: Elimination of goodwill amortization (net of tax effect)	0.08

Income per share, as adjusted	$0.58

The change in the carrying amount of goodwill from $33,730 as of December 31, 2002 to $41,893 as of December 31, 2003 reflects: the acquisition of SCI of $3,909, an adjustment to reflect the net increase to goodwill for the Upshot acquisition of $2,782, and a foreign currency translation adjustment of $1,472. Of the goodwill balance, $8,317 relates to the consumer products segment and $33,576 relates to the marketing services segment.

Identifiable intangibles of $769 and $1,252 as of December 31, 2002 and 2003, respectively, a portion of which are subject to amortization,

are included in other intangibles in the consolidated balance sheets.

Other intangibles are summarized as follows:

	Years Ended December 31,

	2002	2003

Amortized Intangible Assets
Equity Marketing, Inc. trademark	$52	$52
Licensing, royalty and standstill agreements	136	151
Customer contracts and related customer relationships	238	869
Sales order backlog	218	343

Subtotal	644	1,415
Less: Accumulated amortization	(461)	(813)

	183	602
Unamortized Intangible Assets
Logistix trademark	586	650

Total Other Intangibles	$769	$1,252

The Equity Marketing, Inc. trademark is being amortized over an estimated useful life of 10 years. The Logistix trademark is not subject to amortization under the provisions of SFAS No. 142 as it has been determined that it has an indefinite life. (see Note 4). The licensing, royalty and standstill agreements along with the customer contracts and related customer relationships acquired in the purchase of Logistix were amortized over the lives of the respective agreements which ranged from 2 to 3 years and were fully amortized as of December 31, 2003. The sales order backlog was also acquired in the purchase of Logistix and was fully amortized as of December 31, 2001. (See Note 4). The customer contracts and related customer relationships acquired in the purchase of UPSHOT are amortized over the lives of the respective agreements which range from 6 to 12 months and were fully amortized as of December 31, 2003. Sales order backlog was also acquired in the purchase of UPSHOT and was fully amortized as of December 31, 2002. (See Note 4). The customer contracts and related customer relationships acquired in the purchase of SCI are amortized over an estimated useful life of 5 years. Sales order backlog was also acquired in the purchase of SCI and was fully amortized as of December 31, 2003. (See Note 4). For the years ended December 31, 2001, 2002 and 2003, amortization expense related to other intangibles amounted to $186, $234 and $309, respectively. The expected future amortization expense related to other intangibles is $124 per year through December 31, 2008.

Due to Customer

Pursuant to the terms of certain contracts between the Company and a promotions customer, the Company collects fees from the customer’s distribution companies on behalf of that customer. Once these fees are collected from the distribution companies, the Company remits the fees to the customer. As of December 31, 2002 and 2003, the amounts due to customer were $11,087 and $5,276, respectively.

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

At December 31, 2003, the Company has one stock option plan that is described in Note 8. In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	2001	2002	2003

Net income available to common stockholders — as reported	$3,101	$2,725	$6,449
Less:
Compensation expense (a)	1,352	1,504	1,476

Net income available to common stockholders — pro forma	$1,749	$1,221	$4,973

Earnings per share:
Basic earnings per share, as reported	$0.52	$0.48	$1.13
Pro forma basic earnings per share	$0.29	$0.21	$0.87
Diluted earnings per share, as reported	$0.50	$0.56	$1.03
Pro forma diluted earnings per share	$0.28	$0.36	$0.84

(a)	Determined under fair value based method for all awards, net of tax.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,

	2001	2002	2003

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	62.65%	60.00%	58.57%
Risk free interest rate	4.15%	2.95%	1.90%
Expected life of options	4 years	4 years	4 years

The weighted average fair value of options granted during 2001, 2002 and 2003 is $5.75, $6.08 and $5.89, respectively.

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock (as defined below) were exercised or converted into Common Stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,579,666, 2,075,066 and 1,318,666 shares of the Company’s common stock (“Common Stock”), for the years ended December 31, 2001, 2002 and 2003, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the year ended December 31, 2001, preferred stock convertible into 1,694,915 shares of Common Stock was excluded from the computation of diluted EPS as it would have been anti-dilutive. For the years ended December 31, 2002 and 2003, preferred stock convertible into 1,694,915 shares of Common Stock was included in the computation of diluted EPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common stockholders” and other disclosures required by SFAS No. 128, “Earnings per Share”:

	For the years ended December 31,

	2001			2002

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income available to common stockholders	$3,101	5,996,662	$0.52	$2,725	5,721,790	$0.48

Preferred stock dividends	—	—		1,500	—
Effect of Dilutive Securities:
Options and warrants	—	167,492		—	173,313
Restricted stock units	—	—		—	—
Convertible preferred stock	—	—		—	1,694,915

Dilutive EPS:
Net income available to common stockholders and assumed conversion	$3,101	6,164,154	$0.50	$4,225	7,590,018	$0.56

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the years ended December 31, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income available to common stockholders	$6,449	5,718,548	$1.13

Preferred stock dividends	1,500	—
Effect of Dilutive Securities:
Options and warrants	—	242,466
Restricted stock units	—	56,704
Convertible preferred stock	—	1,694,915

Dilutive EPS:
Net income available to common stockholders and assumed conversion	$7,949	7,712,633	$1.03

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

Concentration of Risk

Burger King, accounted for approximately 66%, 65% and 58% of the Company’s total revenues for the years ended December 31, 2001, 2002 and 2003, respectively. The Company regularly extend credit to distribution companies in connection with our business with Burger King, which more recently includes the newly formed Supply Chain Services, LLC (“SCS”), which is a subsidiary of Burger King’s franchisee purchasing cooperative Restaurant Services, Inc (“RSI”). We began selling product to SCS in October, 2003. We anticipate that sales to SCS will reach 70% of our sales to the Burger King System by the end of 2004. Receivables from SCS are being guaranteed by RSI as required under our credit policy. Because of RSI’s established credit history, the Company does not believe that this increase in concentration of receivables has negatively impacted the overall credit risk. Failure by SCS or one or more distribution companies to honor their payment obligations could have a material adverse effect on the Company’s operations. The largest such distribution company accounted for 20.8, 20.5% and 17.9% of the products purchased from us by the Burger King system for the years ended December 31, 2001, 2002 and 2003, respectively. The largest such distribution company accounted for 13.6% and 23.9% of accounts receivable as of December 31, 2002 and 2003, respectively.

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

Shipping and Handling Costs

In accordance with the Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies all amounts billed to customers related to shipping and handling as revenues. Shipping and handling costs are recorded in selling, general and administrative expenses. For the years ended December 31, 2001, 2002 and 2003 such costs totaled $2,441, $2,584, and $2,312, respectively.

Foreign Currency Translation

Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are recognized as a component of accumulated other comprehensive income in stockholders’ equity. For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. For the years ended December 31, 2001, 2002 and 2003, respectively, the net transaction gain on foreign exchange of $(76), $305 and $438 were recorded in other income in the accompanying consolidated statements of operations.

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

The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

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

As of December 31, 2003, the Company’s Logistix subsidiary entered into foreign currency forward contracts aggregating GBP 3,296 to sell Euros in exchange for pound sterling and to sell pound sterling in exchange for United States dollars. The contracts will expire by September 2004. At December 31, 2003, the foreign currency forward contracts had an estimated fair value of $(185). The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2003. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

Advertising

Production costs of commercials and programming are charged to expense in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to expense in the period incurred.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company will continue to account for its stock-based compensation plans under APB Opinion No. 25. See Note 1 in the accompanying Notes to Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and FIN 46 (revised) did not have an impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have an impact on the Company’s results of operations or financial position.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and were applied to our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, did not have an impact on our consolidated financial statements or disclosures. The Company’s mandatory redeemable preferred stock does not have a fixed and determinable redemption date and, therefore, is not impacted by the adoption of SFAS No. 150.

In May 2003, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the provisions of this Issue which had a favorable impact of approximately $1,000, before taxes, on its results of operations for the year ended December 31, 2003. Under new contractual arrangements with Burger King, creative services are a separate deliverable from manufacturing services. As a result, the Company is required to record the creative revenues when the specification and engineering package is delivered to and accepted by Burger King.

2. RESTRUCTURING CHARGE

During 2002, the Company formulated and implemented a restructuring plan in connection with the UPSHOT acquisition in order to combine and streamline the operations of the Company and UPSHOT. In connection with this plan the Company recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from the Company’s marketing services division as well as other support services. The full amount of the restructuring charge was paid as of December 31, 2003.

In connection with the restructuring plan, the Company also decided to close UPSHOT’s Richmond, Virginia office and eliminate certain positions at UPSHOT’s Chicago, Illinois office. Additionally, in 2003 the Company finalized its exit plan with respect to vacating half of its leased space (approximately 30,000 square feet) at UPSHOT’s Chicago, Illinois office. This resulted in an adjustment to the liabilities recorded and an increase to goodwill of $1,900 for the present value of the remaining lease payments for the vacated office space in excess of the estimated sub-lease income. The liabilities assumed in connection with this restructuring plan totaled $3,535 and are included as part of goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $1,369 of these liabilities were paid as of December 31, 2003.

In 2003, the Company recorded a restructuring charge of $424 which represents severance for workforce reductions at its UPSHOT division. The UPSHOT business did not achieve the expected level of contribution this year which is primarily attributable to reduced marketing expenditures by a couple of its larger clients. In order to bring its cost structure in line with the current business volume, the Company eliminated eight positions at UPSHOT in December 2003. $58 of the restructuring charge was paid as of December 31, 2003. This charge was partially offset by a $190 reversal of a restructuring reserve that the Company established in 1998 relating to former consumer products licenses. This reversal is attributable to the expiration of certain contractual rights.

3. IMPAIRMENT OF ASSETS

Refer to Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangibles” for discussion of goodwill impairment.

4. ACQUISITIONS

On July 23, 1998 the Company acquired substantially all of the assets of Contract Marketing, Inc. (“CMI”), a Massachusetts corporation, and U.S. Import and Promotions Co. (“USI”), a Florida corporation, in exchange for $14,659, plus related transaction costs of $429, and a commitment to pay additional cash consideration based upon the results of operations of CMI and USI during each calendar year through December 31, 2002. In August 1999, March 2000 and May 2001, $149, $349 and $556 respectively, were paid to the stockholders of CMI and USI and allocated to goodwill. On December 3, 2001, the Company paid an additional $100 to the stockholders of CMI and USI as additional cash consideration in settlement of the remaining commitment. This amount was also allocated to goodwill. As of December 31, 2001, the excess of the purchase price over the estimated fair value of the net assets acquired was $14,572 which has been recorded as goodwill and was being amortized on a straight line basis over 20 years. As of January 1, 2002, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a non-cash transitional impairment charge in the amount of $2,496, net of tax, to reduce USI goodwill to its fair value. (See Note 1, “Summary of Significant Accounting Policies-Goodwill and Other Intangibles”)

On July 31, 2001, the Company acquired 100% of the common stock of Logistix in exchange for 8,500 British pounds ($12,144 as of July 31, 2001) in cash plus related transaction costs of $1,011. As of July 31, 2001, Logistix’s cash and cash equivalents totaled $1,750. Thus, the total purchase price, net of cash acquired, was $11,405. The acquisition was financed through the Company’s existing cash reserves. The Company’s potential future obligation to pay additional cash consideration based upon the results of operations of Logistix through July 31, 2004 was extinguished in connection with the settlement of a dispute regarding the calculation of certain post-closing adjustments.

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

The above amounts are reported using the exchange rate in effect as of July 31, 2001. $522 of the $882 of acquired intangible assets was assigned to the Logistix trademark, which is not subject to amortization. The remaining $360 of intangible assets were amortized over estimated useful lives ranging from 0.4 to 3 years. Intangible assets associated with the Logistix acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill has an indefinite life and is not amortized.

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

The UPSHOT acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. During 2003, the preliminary allocation of the purchase price was adjusted to revise the estimated value of prepaid expenses ($72 increase), deferred tax assets ($1,852 increase), accrued liabilities ($168 decrease) and non-current liabilities ($4,874 increase). These adjustments resulted in a net increase to goodwill of $2,782. The adjustments to increase non-current liabilities are attributable to a final determination of an unfavorable lease liability for UPSHOT’s Chicago, Illinois office totaling $2,975 and to an adjustment totaling $1,900 due to the finalization of an exit plan (see Note 2 — Restructuring Charge) both of which were contemplated as of the close of the transaction. The unfavorable lease liability reflects the present value of the lease payments in excess of market for the remaining term of the Chicago office lease. The increase in deferred tax assets reflects the tax benefit associated with the increase in non-current liabilities. Subsequent to these adjustments, the Company’s allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

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

In connection with the UPSHOT acquisition, the Company formulated and implemented an integration plan and incurred integration costs, including travel, training and consulting costs. Such costs totaled $453 and were recorded as integration costs in the consolidated statements of operations for the year ended December 31, 2002.

On September 3, 2003, the Company acquired substantially all of the assets of SCI, a privately held promotional marketing services company based in Ontario, California. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among the Company, SCI and Joseph J. Schmidt, III (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired substantially all of the assets of SCI for a cash purchase price of approximately $5,900 (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, the Company paid $5,683 in cash plus related transaction costs of $538. The Company also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earning before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s common stock. The additional consideration, if any, will be recorded as goodwill.

The SCI acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities which would result in an adjustment to goodwill and other intangibles. The allocation of the purchase price may change based upon these valuations. However, the Company does not expect significant changes to the preliminary allocation of the purchase price. The allocation reflects a receivable from SCI resulting from a closing balance sheet working capital adjustment of $855, accruing interest at the rate of 5% per annum, that will offset additional earnout consideration. This receivable is recorded in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of December 31, 2003. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$6,437
Receivable from SCI	855
Property, plant and equipment	37
Other non-current assets	13
Net current liabilities	(5,742)

Estimated fair value, net assets acquired	1,600
Goodwill	3,909
Other intangible assets	728

Total purchase price	$6,237

The intangible assets of $728 are comprised of customer contracts and related customer relationships and sales order backlog, and are being amortized over estimated useful lives ranging from 4 months to 5 years. Intangible assets associated with the SCI acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill has an indefinite life and is not amortized.

SCI was formed in June 2002 when SCI’s management purchased the assets and assumed certain liabilities of SCI’s predecessor business from Aspen Marketing, Inc. (a privately held promotions company). In conjunction with this acquisition, SCI’s management implemented a number of significant structural changes in the business and ascribed different underlying basis to SCI’s assets and liabilities than previously ascribed by Aspen Marketing, Inc. As a result of the acquisition and the changes in the business, the Company’s management believes that the financial information for SCI for the first half of 2002 is not meaningful or relevant. The pro forma information shown below for 2002 excludes the impact of the SCI acquisition. The following selected unaudited pro forma consolidated results of operations are presented as if the UPSHOT acquisition had occurred as of the beginning of 2001 and as if the SCI acquisition had occurred at the beginning of 2003 after giving effect to certain adjustments for the amortization of intangibles, reduced interest income and related income tax effects.

The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Years Ended December 31,

	2001	2002	2003

Pro forma revenues	$186,061	$220,509	$235,735
Pro forma net income (loss)	$(4,492)	$2,960	$8,109
Pro forma basic income (loss) per share	$(1.00)	$0.26	$1.16
Pro forma diluted income (loss) per share	$(1.00)	$0.25	$1.05
Pro forma basic weighted average shares outstanding	5,996,662	5,721,790	5,718,548
Pro forma diluted weighted average shares outstanding	5,996,662	5,895,103	7,712,633

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

5. FIXED ASSETS, NET

Fixed assets, net is summarized as follows:

	December 31,

	2002	2003

Furniture, fixtures and equipment	$3,429	$3,462
Computer software	3,513	3,979
Computer hardware	4,093	4,546
Leasehold improvements	1,464	1,744

Fixed assets, at cost	12,499	13,731
Accumulated depreciation and amortization	(8,314)	(9,922)

Fixed assets, net	$4,185	$3,809

For the years ended December 31, 2001, 2002 and 2003, depreciation expense related to fixed assets was $1,533, $1,597 and $1,636, respectively.

6. LINE OF CREDIT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 for three years from the date of closing with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002 and November 14, 2003 certain covenants under the facility were amended. As of December 31, 2003, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2003, there were no amounts outstanding under the Facility.

As of December 31, 2002 and 2003, the marginal interest rate on available borrowings under the respective credit agreements was 2.9% and 4.0%, respectively. Letters of credit outstanding as of December 31, 2002 and 2003 totaled $823 and $1,829, respectively.

In addition to the Facility, in October, 2003 the Company’s Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases from Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. Advances outstanding under this facility totaled approximately $626 as of December 31, 2003 and are recorded in accounts payable in the accompanying consolidated balance sheet.

7. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) Tax Deferred Savings Plan (the “401(k) Plan”), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee’s contribution. Costs related to contributions to the 401(k) Plan for the years ended December 31, 2001, 2002, and 2003 were $241, $303 and $522, respectively.

8. STOCKHOLDERS’ EQUITY

Stock Options

The Company currently has one stock option plan; the Equity Marketing, Inc. 2000 Stock Option Plan (the “2000 Employee Plan”). A total of 1.5 million shares of Common Stock are reserved for issuance pursuant to options granted and to be granted under the 2003 Employee Plan. 525,775 shares are available for grant under the 2000 Employee Plan as of December 31, 2003. Options pursuant to the 2000 Employee Plan typically vest over three to five years and expire ten years from the date of grant. The 2000 Employee Plan expires in 2010.

The 2000 Employee Plan provide for option grants at exercise prices not less than the fair market value on the date of grant in the case of qualified incentive stock options, and not less than par value in the case of non-qualified options.

Under the terms of the 2000 Employee Plan, the Company may issue awards of restricted stock and restricted stock units upon such terms and conditions as it may deem appropriate. See “Restricted Stock” below.

The Company previously had a 1996 Stock Option Plan, which expired in 2001, and a Non-Employee Director Stock Option Plan, which expired in 2003 (together with the 2000 Employee Plan, collectively the “Option Plans”).

Transactions involving the Option Plans are summarized as follows:

				Exercisable at End of Year

			Weighted		Weighted
		Restricted	Average		Average
	Options	Stock	Exercise Price	Number	Exercise Price
	Outstanding	Outstanding	Per Share	Exercisable	Shares

Outstanding at December 31, 2000	1,664,820	—	$11.11	716,155	$11.63

Granted	645,400	—	11.56
Exercised	(236,607)	—	5.35
Canceled	(114,835)	—	11.15

Outstanding at December 31, 2001	1,958,778	—	11.96	674,909	$13.83

Granted	507,000	50,000	12.92
Exercised	(88,525)	—	9.48
Canceled	(142,875)	—	11.14

Outstanding at December 31, 2002	2,234,378	50,000	12.34	911,743	$13.40

Granted	120,000	78,750	13.48
Exercised	(111,050)	—	8.42
Canceled	(80,800)	(4,300)	13.48

Outstanding at December 31, 2003	2,162,528	124,450	$12.74	1,092,576	$13.29

The following table summarizes information about the Company’s stock options and restricted stock outstanding and exercisable as of December 31, 2003:

OPTIONS AND RESTRICTED				OPTIONS AND RESTRICTED
STOCK OUTSTANDING				STOCK EXERCISABLE

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
RANGE OF	NUMBER	REMAINING	AVERAGE	NUMBER	AVERAGE
EXERCISE PRICES	OUTSTANDING	CONTRACTUAL LIFE	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE

$0.00 - $9.94	681,541	5.48	$7.38	242,291	$7.33
$10.00 - $12.10	610,937	7.34	$11.30	298,685	$11.23
$12.25 - $13.39	572,500	7.80	$12.96	261,600	$12.80
$13.88 - $28.13	422,000	5.72	$19.44	290,000	$20.84

	2,286,978	6.60	$12.05	1,092,576	$13.29

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

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, of the Company (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock was $16.00 and $18.00 per share, respectively. On June 20, 2000, Crown paid an additional $13,100 to the Company in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. The Company paid $250 in fees for the year ended December 31, 2003.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, Crown, as holder of the Series A Stock, will be entitled to payment out of the assets of the Company available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stockholder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders.

The Series A Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control of the Company occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series A Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividends for the year ended December 31, 2003 amounted to $1,500, of which $375 was paid in January 2004 and recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2003.

Crown currently holds 100% of the outstanding shares of Series A Stock, and consequently, has designated one individual to the Board of Directors of the Company. Crown currently has the right to designate two additional directors.

The Series A Stock is recorded in the accompanying consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs totaled approximately $1,951 and included an accrual of approximately $1,000 for the present value of the commitment fee discussed above.

Stock Repurchase

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $3,294 to repurchase 251,100 shares at an average price of $13.12 per share including commissions under this authorization through December 31, 2003. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $15,329 to purchase a total of 1,229,409 shares at an average price of $12.47 per share including commissions through December 31, 2003. This repurchase program is being funded through working capital.

Restricted Stock

The Company has reserved 100,000 shares of common stock for issuance under the 1995 Stock Award Plan, (the “Plan”), which covers certain key salaried employees who are not officers or directors of the Company. For the years ended December 31, 2002 and 2003, no shares were issued or canceled under the Plan. The shares are subject to restrictions, which lapse over a three to five year period and continued employment with the Company. Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the Plan. A total of 97,487 shares have been issued under the Plan between 1995 and 1998. At December 31, 2003, 69,690 shares were available for issuance under the Plan.

As discussed above, under terms of the 2000 Employee Plan, the Company may issue awards of restricted stock upon such terms and conditions as it may deem appropriate subject to approval by the board of directors. For the year ended December 31, 2002, 50,000 shares with an aggregate value on the date of grant of $658 were issued under the plan. Unearned compensation was charged for the market value of these restricted shares. The shares are subject to restrictions, which lapse over a five year period and continued employment with the Company.

The unearned compensation is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period. Compensation charged to expense was $33, $80 and $177 in 2001, 2002 and 2003, respectively.

During the first quarter of 2003, the Company’s Board of Directors approved an amendment to the 2000 Employee Plan to permit the grant of restricted stock units in addition to stock options, restricted stock grants and stock bonuses previously provided for under the 2000 Employee Plan. Effective April 1, 2003, a total of 74,650 restricted stock units with an aggregate market value as of the grant date of $971 were granted to employees under the 2000 Employee Plan. In September 2003, a total of 3,500 restricted stock units with an aggregate market value as of the grant date of $51 were granted to SCI employees under the 2000 Employee Plan. Unearned compensation was charged upon grant for the market value of these restricted stock units. The units vest over a four year period subject to continued employment with the Company. Compensation expense attributable to these units was $186 for 2003. The underlying shares of common stock are issuable on the fourth anniversary of the date of grant; provided, however, that shares underlying vested restricted stock units are issuable earlier upon termination of employment, disability or hardship.

9. INCOME TAXES

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

The provision for income taxes consist of:

	Years Ended December 31,

	2001	2002	2003

CURRENT:
Federal	$539	$2,163	$2,202
State and local	184	342	16
Foreign	692	822	1,166

	1,415	3,327	3,384

DEFERRED:
Federal	982	485	980
State and Local	112	73	157
Foreign	8	(99)	(418)

	1,102	459	719

	$2,517	$3,786	$4,103

Income taxes recorded by the Company differ from the amounts computed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of operations.

	Years Ended December 31,

	2001	2002	2003

Tax at the Federal statutory rate	$2,449	$3,614	$4,146
State income taxes, net of the Federal tax benefit	240	141	(5)
Other	(172)	31	(38)

	$2,517	$3,786	$4,103

Other reflects the effects of permanent differences such as amortization of goodwill in 2001, tax free municipal interest income earned in 2001, 2002 and 2003, and the impact of foreign earnings which are taxed at different rates. The effective rate decreased in 2003 to 34.0% of pre-tax income from 36.0% in 2002. The decrease in the effective rate is primarily the result of revised estimates of state income tax apportionment factors and an increase in the relative mix of earnings being generated internationally in countries that have more favorable tax rates.

The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) for the years ended December 31, 2002 and 2003 are as follows:

	2002	2003

Allowance for doubtful accounts	$752	$811
Inventory reserve	500	43
Accrued expenses	971	663
Other	815	786

Total current	3,038	2,303

Goodwill and other intangibles	511	518
Fixed assets	7	69
Long term liabilities	—	1,979
Other	66	267

Total non-current	584	2,833

Total	$3,622	$5,136

A deferred U.S. tax liability has not been provided on the unremitted earnings of Logistix because it is the intent of the Company to permanently reinvest these earnings. Undistributed pre-tax earnings of Logistix, which have been or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes — Special Areas,” aggregated $2,222 and $4,713 at December 31, 2002 and 2003, respectively. The determination of the tax liability upon repatriation is not practicable.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases are as follows:

Year

2004	$3,954
2005	3,942
2006	3,913
2007	3,882
2008	3,518
Thereafter	5,791

Total	$25,000

Subsequent to December 31, 2003, the Company signed a new lease agreement for the Paris office. The new lease agreement expires December 31, 2013 and provides for minimum annual payment of $96.

Aggregate rental expenses for operating leases were $1,783, $2,608 and $3,529 for the years ended December 31, 2001, 2002 and 2003, respectively.

Guaranteed Royalties

For the years ended December 31, 2001, 2002, and 2003, the Company incurred $3,691, $4,680 and $4,278, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of December 31, 2003, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2004	$1,070
2005	2,020
2006	220
2007	330

Total	$3,640

Subsequent to December 31, 2003, the Company renewed its license agreement for Scooby-Doo™ with Warner Bros. The new license agreement expires December 31, 2007 and provides for guaranteed royalties in excess of $8,000 over the term. The guaranteed royalties are reflected in the table above.

Employment Agreement

The Company has employment agreements with key executives. Guaranteed compensation under these agreements are as follows:

Year

2004	$1,492
2005	265

Total	$1,757

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

11. INDUSTRY SEGMENTS, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

The Company’s revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 66%, 65% and 58% of the Company’s consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively, were from one customer in the marketing services segment.

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has identified two reportable segments through which it conducts its continuing operations: marketing services and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The marketing services segment designs and produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant and provides various services such as strategic planning and research, entertainment marketing, promotion, event marketing, collaborative marketing, retail design and environmental branding. Marketing services programs are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are often based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

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

Certain information presented in the tables below has been reclassified to conform to the current management structure as of January 1, 2003. Specifically, the results and assets of the USI division, which had previously been reported as part of Marketing Services, are now being reported as part of Consumer Products, which is consistent with management responsibility for this business. The majority of the revenues for the USI division represent sales of made-to-order custom product to Oil & Gas and other retailers who in turn sell the products to consumers. As a result of the similarities between the USI business and the Consumer Products business, the USI division was merged into the Consumer Products division in connection with the Company’s restructuring in 2002 (see Note 2).

Industry Segments

	As of and For the Year Ended December 31, 2001

		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	$104,335	$39,981	$—	$144,316

Income (loss) before provision (benefit) for income taxes	$18,175	$3,275	$(14,332)	$7,118
Provision (benefit) for income taxes	6,431	1,158	(5,072)	2,517

Net income (loss)	$11,744	$2,117	$(9,260)	$4,601

Fixed asset additions, net	$—	$—	$1,041	$1,041

Depreciation and amortization	$98	$782	$1,597	$2,477

Total assets	$40,465	$19,189	$39,833	$99,487

	As of and For the Year Ended December 31, 2002

		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	$168,659	$38,173	$—	$206,832
Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	$26,604	$1,903	$(18,000)	$10,507
Provision (benefit) for income taxes	9,532	612	(6,358)	3,786

Income (loss) before cumulative effect of change in accounting principles	17,072	1,291	(11,642)	6,721
Cumulative effect of change in accounting principles, net of tax	—	2,496	—	2,496

Net income (loss)	$17,072	$(1,205)	$(11,642)	$4,225

Fixed asset additions	$—	$—	$982	$982

Depreciation and amortization	$210	$66	$1,555	$1,831

Total assets	$52,212	$14,984	$66,058	$133,254

	As of and For the Year Ended December 31, 2003

		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	$183,687	$35,426	$—	$219,113
Income (loss) before provision (benefit) for income taxes	$25,774	$5,343	$(19,065)	$12,052
Provision (benefit) for income taxes	9,001	1,874	(6,772)	4,103

Net income (loss)	$16,773	$3,469	$(12,293)	$7,949

Fixed asset additions	$—	$—	$1,150	$1,150

Depreciation and amortization	$174	$128	$1,644	$1,946

Total assets	$76,237	$18,748	$33,345	$128,330

Information about the Company’s operations by geographical area is as follows:

	As of and For the Years Ended December 31,

	2001	2002	2003

Revenues:
United States	$117,595	$160,364	$171,819
International	26,721	46,468	47,294

Total revenues	$144,316	$206,832	$219,113

Income from operations:
United States	$4,997	$7,553	$8,195
International	751	2,571	3,468

Total income from operations	$5,748	$10,124	$11,663

Fixed assets, net:
United States	$3,700	$3,747	$3,244
International	478	438	565

Total fixed assets	$4,178	$4,185	$3,809

12. Related Party Transactions

On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI will serve as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003. Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series A Preferred Stock. The Company’s agreement with USCI provides for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board in accordance with certain guidelines and criteria. The guidelines for fees payable upon successful completion of an acquisition transaction are $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement has an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee has absolute discretion in determining the amount, if any, of the success fee for any transaction. The USCI agreement provides for the payment of a refundable advance against success fees in the aggregate amount of $275. The USCI agreement was approved by the Board and consented to by the holder of the Series A Preferred Stock. The Company believes that this agreement has enhanced its ability to analyze and close merger and acquisition transactions in a manner that is more cost effective than traditional outside advisory firms. In connection with the acquisition of SCI (see Note 4), USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI acquisition. The Company is currently in discussions with USCI to continue the advisory related services through 2004 which may or may not be on the same terms.

13. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

	March 31	June 30	September 30	December 31

2002
Revenues	$36,115	$47,151	$53,119	$70,447
Income from operations	$857	$898	$3,152	$5,217
Net income available to common stockholders	$(2,201)	$170	$1,756	$3,000
Basic income per share:
Income per share	$(0.39)	$0.03	$0.31	$0.52
Weighted average shares outstanding	5,708,343	5,695,293	5,740,001	5,743,525
Diluted income per share:
Income per share	$(0.37)	$0.03	$0.28	$0.45
Weighted average shares outstanding	5,884,044	5,928,828	7,582,285	7,554,530

	Three Months Ended

	March 31	June 30	September 30	December 31

2003
Revenues	$47,567	$56,953	$48,948	$65,645
Income from operations	$1,394	$3,165	$1,748	$5,356
Net income available to common stockholders	$603	$1,765	$952	$3,129
Basic income per share:
Income per share	$0.11	$0.31	$0.17	$0.55
Weighted average shares outstanding	5,708,279	5,700,016	5,750,736	5,715,160
Diluted income per share:
Income per share	$0.10	$0.28	$0.15	$0.45
Weighted average shares outstanding	5,882,609	7,752,716	6,160,484	7,713,519

14. SUBSEQUENT EVENTS (UNAUDITED)

On February 2, 2004 (effective January 31, 2004), the Company consummated the acquisition of the assets of the promotional agency business of Johnson Grossfield, Inc., a Minnesota corporation (“JGI”). Founded in 1987, JGI’s promotional business is principally focused on providing custom licensed premiums for the kids marketing program of Subway Restaurants. JGI provides approximately 50% of the creative and sourcing requirements for Subway’s kids premium programs, and handles 100% of Subway’s logistics and fulfillment needs for these programs. JGI has worked with Subway for 12 years and has built strong relationships with the franchise organization.

The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, Johnson Grossfield, Inc., a Delaware corporation wholly owned by the Company, JGI, Marc Grossfield and Thom Johnson (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased the assets of JGI’s promotional agency business for approximately $4,600 in cash and 35,785 shares of the Company’s common stock (which, based upon the January 30, 2004 closing price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. The Company also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. In connection with the acquisition of JGI, USCI earned a success fee of $125. This success fee will be recorded as a transaction cost of the JGI acquisition.

On March 19, 2004, the Company entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would be convertible into 916,666 shares of Common Stock)( see Note 8). The existing Warrants of Series B Stock and Series C Stock would have expired in 2005. The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per share, respectively. Of each tranch, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in the Company, and the Company obtained an elimination of the preferred rights and preferences associated with the now eliminated Series B Stock and Series C Stock.. In determining that the warrant exchange transaction was fair, from a financial point of view, the Company’s Board of Directors considered, among other things, a fairness opinion issued by an independent financial advisory services firm.

Effective January 1, 2004, the Company entered into an employment agreement with Kim Thomsen, the Company’s President and Chief Creative Officer. The employment agreement provides for: (i) her continued service to the Company through December 31, 2007 (subject to her option to become a part-time consultant during the last two years of the term), (ii) a long-term deferred compensation arrangement in the form of a pension annuity which vests over four years and provides for annual payments of $200 to Ms. Thomsen commencing in 2008 and ending in 2017, and (iii) the current surrender by Ms. Thomsen of 200,000 options at an exercise price of $9.94 per share which fully vest on March 3, 2005 in exchange for 100,000 options at an exercise price of 19.94 per share which fully vest on March 3, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business-Executive Officers.” Information required by Item 10 of Part III regarding our Directors appears under the caption “ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to our Policy on Business Conduct and to our compliance with Section 16(a) of the 1934 Act is also set forth in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item appears under the captions “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION AND RELATED MATTERS” and “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to this item appears under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the caption “ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item appears under the caption “PRINCIPAL ACCOUNTING FEES AND SERVICES” in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of documents filed as part of this Report.

1.	Financial Statements:

Note:	All other supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.

3.	Exhibits:

2.1	Asset Purchase Agreement by and among Equity Marketing, Inc., S.C.I. Promotional Group, LLC and Joseph J. Schmidt, III dated September 3, 2003 (13).
3.1	Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (3)
3.3	First Amendment to Amended and Restated Bylaws. (4)
3.4	Certificate of Designation of Series A Senior Cumulative Participating Convertible Preferred Stock, Series B Senior Cumulative Participating Convertible Preferred Stock and Series C Senior Cumulative Participating Convertible Preferred Stock of the Company, dated March 29, 2000. (6)
4.0	Form of Warrant to Purchase Shares of Series B Senior Cumulative Participating Convertible Preferred Stock, dated March 29, 2000. (6)
4.1	Form of Warrant to Purchase Shares of Series C Senior Cumulative Participating Convertible Preferred Stock, dated March 29, 2000. (6)
10.0	Securities Purchase Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (6)
10.1	Registration Rights Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (6)
10.2	Agreement of Lease dated July 17, 1998 between Miracle Mile, L.L.C. and Equity Marketing, Inc. (5)
10.3	Agreement of Lease, dated March 10, 2000, between Wide Harvest Investment Ltd. and Equity Marketing Hong Kong, Ltd. (5)
10.4	Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated April 24, 2001. (7)
10.5	First Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2001. (8)
10.6	Second Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated February 8, 2002. (9)
10.7	Third Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2002. (10)
10.8	Fourth Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2003. *

Executive Compensation Plans and Arrangements of the Company

10.9	Form of Director’s and Officer’s Indemnification Agreement.*
10.10	Equity Marketing, Inc. Amended and Restated Stock Option Plan. (3)
10.11	Equity Marketing Inc. Non-Employee Director Stock Option Plan. (2)
10.12	Employment Agreement dated January 1, 2003 between Equity Marketing, Inc. and Donald A. Kurz. (11)
10.13	Equity Marketing, Inc. Amended and Restated 2000 Stock Option Plan. (12)
21.	Subsidiaries of the Registrant.*
23.	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Principal Executive Officer dated March 30, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer dated March 30, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer dated March 30, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer dated March 30, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 16, 1999, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 11, 2000, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 16, 2001, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 18, 2002, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(*) Filed herewith

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

Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2003 (Item 9).
Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2003 (Items 7 and 9).
Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2003 (Items 7 and 12).
Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2003 (Items 2 and 7).
Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2003 (Items 5 and 7).
Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2003 (Items 7 and 12).
Report on Form 8-K/ A filed with the Securities and Exchange Commission on November 12, 2003 (Item 7).

(c) Exhibits Required by Item 601 of Regulation S-K

See Item 3. above.

(d) Financial Statement Schedule

See Item 2. above.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES AND STATE OF CALIFORNIA ON THE 30TH DAY OF MARCH, 2004.

EQUITY MARKETING, INC.

By:	/s/ Donald A. Kurz

Donald A. Kurz Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of Equity Marketing, Inc. do hereby severally constitute and appoint Donald A. Kurz, Teresa L. Tormey and Zohar Ziv , and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald A. Kurz Donald A. Kurz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ Zohar Ziv Zohar Ziv	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ Howard D. Bland Howard D. Bland	Director	March 30, 2004

/s/ Sanford R. Climan Sanford R. Climan	Director	March 30, 2004

/s/ Jeffrey S. Deutschman Jeffrey S. Deutschman	Director	March 30, 2004

/s/ Jonathan D. Kaufelt Jonathan D. Kaufelt	Director	March 30, 2004

/s/ Alfred E. Osborne, Jr. Alfred E. Osborne, Jr.	Director	March 30, 2004

/s/ Bruce Raben Bruce Raben	Director	March 30, 2004

/s/ Stephen P. Robeck Stephen P. Robeck	Director	March 30, 2004

Report of Independent Auditors on
Financial Statement Schedules

To the Board of Directors
of Equity Marketing, Inc.:

Our Audits of the consolidated financial statements referred to in our report dated February 20, 2004 appearing in the 2003 Annual Report to Shareholders of Equity Marketing, Inc. (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California
February 20, 2004

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

/s/ ARTHUR ANDERSEN LLP

Arthur Andersen LLP

Los Angeles, California
February 27, 2002

\

EQUITY MARKETING, INC.

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Additions	Additions
	Beginning of	Charged to	Charged to	Net		Balance at
CLASSIFICATION	of Year	Operating Expenses	Revenues	Deductions		End of Year

Year Ended December 31, 2001
Allowances for doubtful accounts receivable and sales returns	$3,090	$336	$766	$(1,856	)(A)	$2,336
Restructuring reserves	195	—	—	(5)		190
Year Ended December 31, 2002
Allowances for doubtful accounts receivable and sales returns	$2,336	$484	$1,212	$(1,999	)(A)	$2,033
Restructuring reserves	190	178	—	(139)		229
Year Ended December 31, 2003
Allowances for doubtful accounts receivable and sales returns	$2,033	$277	$605	$(772	)(A)	$2,143
Restructuring reserves	229	366	—	(228)		367

(A)	Represents product returns, credits applied and accounts receivable written off, net of recoveries.