Form 10-Q
period 2004-03-31
EQUITY MARKETING INC
filed 2004-05-17
CIK 911151

United States
Securities and Exchange Commission

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Common Stock, $.001 Par Value, 5,766,038 shares as of May 13, 2004.

EQUITY MARKETING, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
March 31, 2004

		Page
Part I.	Financial Information
	Item 1. Financial Statements	3
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
	Item 4. Controls and Procedures	27
Part II.	Other Information
	Item 2. Changes in Securities and Use of Proceeds	28
	Item 6. Exhibits and Reports on Form 8-K	28
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Cautionary Statement

Certain expectations and projections regarding our future performance discussed in this quarterly report are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with our operating plans and are subject to future events and uncertainties. Forward-looking statements can be identified by the use of forward looking terminology, such as may, will, should, expect, anticipate, estimate, continue, plans, intends or other similar terminology. Management cautions that the following factors, among others, could cause the actual consolidated results of operations and financial position in 2004 and thereafter to differ significantly from those expressed in forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,	March 31,
	2003	2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,291	$12,852
Marketable securities	—	1,300
Accounts receivable (net of allowances of $2,143 and $1,718 as of December 31, 2003 and March 31, 2004, respectively)	36,765	30,708
Inventories (Note 2)	15,099	13,201
Prepaid expenses and other current assets	4,352	4,543

Total current assets	75,507	62,604
Fixed assets, net	3,809	4,023
Goodwill (Notes 2 and 6)	41,893	44,313
Other intangibles, net (Notes 2 and 6)	1,252	3,441
Other assets	5,869	6,569

Total assets	$128,330	$120,950

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	March 31,
	2003	2004
		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$28,865	$26,045
Accrued liabilities	17,195	11,725

Total current liabilities	46,060	37,770
LONG-TERM LIABILITIES	5,555	5,092

Total liabilities	51,615	42,862

COMMITMENTS AND CONTINGENCIES
Mandatorily redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	22,518

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 5,684,953 and 5,761,238 shares outstanding as of December 31, 2003 and March 31, 2004, respectively	—	—
Additional paid-in capital	23,886	25,648
Retained earnings	45,138	44,597
Accumulated other comprehensive income	3,334	4,145

	72,358	74,390
Less—
Treasury stock, 3,150,708 shares, at cost, as of December 31, 2003 and March 31, 2004 (Note 4)	(17,458)	(17,458)
Unearned compensation	(1,234)	(1,362)

Total stockholders’ equity	53,666	55,570

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$128,330	$120,950

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2003	2004
REVENUES	$47,567	$51,812
COST OF SALES	35,287	38,572

Gross profit	12,280	13,240

OPERATING EXPENSES:
Salaries, wages and benefits	5,861	7,277
Selling, general and administrative	5,025	5,896
Integration costs	—	43

Total operating expenses	10,886	13,216

Income from operations	1,394	24
OTHER INCOME (EXPENSE), net	102	(292)

Income (loss) before provision for income taxes	1,496	(268)
PROVISION (BENEFIT) FOR INCOME TAXES	518	(102)

Net income (loss)	978	(166)
PREFERRED STOCK DIVIDENDS	375	375

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$603	$(541)

BASIC INCOME (LOSS) PER SHARE	$0.11	$(0.09)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,708,279	5,739,603

DILUTED INCOME (LOSS) PER SHARE	$0.10	$(0.09)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,882,609	5,739,603

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2003	2004
NET INCOME (LOSS)	$978	$(166)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments (Note 2)	(286)	522
Unrealized gain (loss) on foreign currency (Note 2) forward contracts	(1)	289

COMPREHENSIVE INCOME	$691	$645

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$978	$(166)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	472	466
Provision for doubtful accounts	89	21
Loss (benefit) on disposal of fixed assets	3	(8)
Tax benefit from exercise of stock options	11	51
Amortization of restricted stock	41	86
Other	(1)	—
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	18,472	8,226
Inventories	2,822	2,750
Prepaid expenses and other current assets	(370)	(914)
Other assets	(869)	(682)
Accounts payable	(20,765)	(3,433)
Accrued liabilities	(8,725)	(6,138)
Long-term liabilities	40	(463)

Net cash used in operating activities	(7,802)	(204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(117)	(591)
Proceeds from sale of fixed assets	16	9
Purchase of marketable securities	(3,500)	(1,300)
Payment for purchase of JGI	—	(4,508)

Net cash used in investing activities	(3,601)	(6,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(375)	(375)
Purchase of treasury stock	(333)	—
Proceeds from exercise of stock options	154	477

Net cash provided by (used in) financing activities	(554)	102

Net decrease in cash and cash equivalents	(11,957)	(6,492)
Effects of exchange rate changes on cash and cash equivalents	64	53
CASH AND CASH EQUIVALENTS, beginning of period	25,833	19,291

CASH AND CASH EQUIVALENTS, end of period	$13,940	$12,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$57	$54

Income taxes	$1,286	$566

The accompanying notes are an integral part of these
condensed consolidated financial statements.

EQUITY MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (“EMAK” or the “Company”), is a leading global marketing services company based in Los Angeles, with offices in Chicago, Minneapolis, New York, Ontario (CA), London, Paris and Hong Kong. The Company focuses on the design and execution of strategy-based marketing programs, with expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. The Company’s clients include Burger King Corporation, Diageo, Kellogg’s, Kohl’s, Macy’s, Nordstrom, Procter & Gamble, and Subway Restaurants, among others. The Company complements its core marketing services and promotions business by developing and marketing distinctive consumer products, based on emerging and evergreen licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the United States dollar.

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

The Company’s UPSHOT division (“UPSHOT”), which was acquired on July 17, 2002 is a marketing agency, specializing in promotion, event, collaborative marketing, retail design and environmental branding. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as Diageo, Discover Financial Services, and Procter & Gamble.

The Company’s SCI Promotion division (“SCI”), which was acquired on September 3, 2003, is a promotional marketing services business specializing in the development and execution of promotional campaigns that utilize purchase-with-purchase, gift-with-purchase and incentives, promotional licenses and promotional retail programs, principally for the retail department store industry.

The Company’s Johnson Grossfield division (“JGI”), which was acquired on February 2, 2004, is a promotional marketing services business specializing in providing custom licensed premiums for the kids marketing program of Subway Restaurants.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Net Income Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Net income (loss) available to common stockholders represents reported net income (loss) less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the dilutive effect of the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and warrants has an antidilutive effect. As a result, these shares are not included with the weighted average shares outstanding of 5,739,603 used in the calculation of diluted loss per share for the three months ended March 31, 2004. Options and warrants to purchase 1,694,166 and 2,912,694 shares of common stock, $.001 par value per share (the “Common Stock”), as of March 31, 2003 and 2004, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended March 31, 2003 and 2004, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”:

	For the Three Months Ended March 31,
	2003			2004
	Income/(Loss)	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to common stockholders	$603	5,708,279	$0.11	$(541)	5,739,603	$(0.09)

Effect of dilutive securities:
Options and warrants	—	174,330		—	—

Dilutive EPS:
Income (loss) available to common stockholders and assumed conversion	$603	5,882,609	$0.10	$(541)	5,739,603	$(0.09)

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2003 and March 31, 2004, inventories consisted of the following:

	December 31,	March 31,
	2003	2004
Production-in-process	$3,363	$1,982
Finished goods	11,736	11,219

	$15,099	$13,201

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. Transaction gains or (losses) included in net income (loss) for the quarters ended March 31, 2003 and 2004 were $114 and $(278), respectively.

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

The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance was applied prospectively.

The Company uses derivatives to manage exposures to foreign currency. The Company’s objective for holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (expense) in the condensed consolidated statement of operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to six months in original maturity.

The Company’s Logistix subsidiary entered into foreign currency forward contracts aggregating GBP 3,296 to sell Euros in exchange for pound sterling and United States dollars and to sell pound sterling in exchange for United States dollars. The contracts will expire by September 7, 2004. At March 31, 2004, the foreign currency forward contracts had an estimated fair value of $104. The fair value of the foreign currency forward contracts is recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2004. The unrealized gain on the contracts is reflected in accumulated other comprehensive income.

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

The change in the carrying amount of goodwill from $41,893 as of December 31, 2003 to $44,313 as of March 31, 2004 reflects: a foreign currency translation adjustment of $406, an adjustment to reflect the net increase to goodwill for the SCI acquisition of $878 (see Note 6) and $1,136 for the acquisition of JGI (see Note 6). Of the goodwill balance, $0 relates to the consumer products segment and $44,313 relates to the marketing services segment.

Identifiable intangibles of $1,252 as of December 31, 2003 and $3,441 as of March 31, 2004, a portion of which are subject to amortization, are included in other intangibles in the condensed consolidated balance sheets.

Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company will compare the discounted cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2003, the Company performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of December 31, 2003.

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

As of March 31, 2004, the Company has one stock option plan. In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plan and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net (loss) income and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended
	March 31,
	2003	2004
Net income (loss) available to common stockholders - as reported	$603	$(541)
Less:
Compensation expense (a)	481	134

Net income (loss) available to common stockholders - pro forma	$122	$(675)

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$0.11	$(0.09)
Pro forma basic earnings (loss) per share	$0.02	$(0.12)
Diluted earnings (loss) per share, as reported	$0.10	$(0.09)
Pro forma diluted earnings (loss) per share	$0.02	$(0.12)

(a)	Determined under fair value based method for all awards, net of tax.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

Recent Accounting Pronouncements

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

In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95". The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. The Company currently uses the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed in Note 2 to the condensed consolidated financial information. The Company is currently determining what impact the proposed statement would have on its results of operations or financial position.

In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, is other-than-temporary. EITF Issue No. 03-1 shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. The Company believes the adoption of EITF Issue No. 03-1 will not have a material impact on its results of operations or financial position.

In April 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. The Company will adopt EITF 03-6 for the quarter ended June 30, 2004. The Company is currently determining what impact the adoption of EITF 03-6 will have on its earnings per share calculation.

NOTE 3 — LINE OF CREDIT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002, November 14, 2003 and April 26, 2004, certain covenants under the facility were amended. As of March 31, 2004, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of March 31, 2004, there were no amounts outstanding under the Facility.

Letters of credit outstanding as of December 31, 2003 and March 31, 2004 totaled $823 and $1,001, respectively.

In addition to the Facility, in October, 2003 the Company’s Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases from Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. As of March 31, 2004, there were no amounts outstanding under this facility.

NOTE 4 — STOCK REPURCHASE

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $3,294 to repurchase 251,100 shares at an average price of $13.12 per share including commissions under this authorization through March 31, 2004. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $15,329 to purchase a total of 1,229,409 shares at an average price of $12.47 per share including commissions through March 31, 2004. This repurchase program is being funded through working capital.

NOTE 5 — SEGMENTS

The Company has identified two reportable segments through which it conducts its continuing operations: marketing services and consumer products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The marketing services segment designs and produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant and provides various services such as strategic planning and research, entertainment marketing, promotion, event marketing, collaborative marketing, retail design, and environmental branding. Marketing services programs are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are often based. The consumer products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

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

Certain information presented in the tables below has been restated to conform to the current management structure as of January 1, 2004. Specifically, the results and assets of the USI division, which had previously been reported as part of Consumer Products, are now being reported as part of Marketing Services, which is consistent with management responsibility for this business. Effective January 1, 2004, the USI division was carved out of the Company’s Consumer Products division and consolidated with the Company’s SCI division (acquired September 3, 2003) which is part of the Marketing Services segment. The vast majority of the revenues for the USI division represent sales of made-to-order custom product to Oil & Gas and other retailers who in turn sell the products to consumers.

Industry Segments

	As of and For the Three Months Ended March 31, 2003
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$43,835	$3,732	$—	$47,567

Income (loss) before provision (benefit) for income taxes	$5,835	$(154)	$(4,185)	$1,496
Provision (benefit) for income taxes	2,169	(61)	(1,590)	518

Net income (loss)	$3,666	$(93)	$(2,595)	$978

Fixed asset additions	$—	$—	$117	$117

Depreciation and amortization	$44	$17	$411	$472

Total assets	$69,030	$3,768	$31,079	$103,877

	As of and For the Three Months Ended March 31, 2004
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$46,488	$5,324	$—	$51,812

Income (loss) before provision (benefit) for income taxes	$4,307	$(123)	$(4,452)	$(268)
Provision (benefit) for income taxes	1,639	(47)	(1,694)	(102)

Net income (loss)	$2,668	$(76)	$(2,758)	$(166)

Fixed asset additions	$—	$—	$591	$591

Depreciation and amortization	$70	$—	$396	$466

Total assets	$83,571	$8,020	$29,359	$120,950

NOTE 6 — ACQUISITIONS

On September 3, 2003, the Company acquired substantially all of the assets of SCI, a privately held promotional marketing services company based in Ontario, California. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among the Company, SCI and Joseph J. Schmidt, III (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired substantially all of the assets of SCI for a cash purchase price of approximately $5,900 (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, the Company paid $5,683 in cash plus related transaction costs of $538. The Company also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s common stock. The additional consideration, if any, will be recorded as goodwill.

The SCI acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities which would result in an adjustment to goodwill and other intangibles. The allocation of the purchase price may change based upon these valuations. During the three months ended March 31, 2004, the preliminary allocation of the purchase price was adjusted to revise the estimated value of prepaid expenses ($64 decrease) and accrued liabilities ($13 increase). The allocation reflects a receivable from SCI resulting from a closing balance sheet working capital adjustment of $855, accruing interest at the rate of 5% per annum, that will offset additional earnout consideration. Based on the results for 2003, additional consideration of $800 was earned and partially offset the receivable from SCI. The remaining balance of this receivable is recorded in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of March 31, 2004. The additional earnout consideration was recorded as additional goodwill as of March 31, 2004. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$6,373
Receivable from SCI	855
Property, plant and equipment	37
Other non-current assets	13
Net current liabilities	(5,755)

Estimated fair value, net assets acquired	1,523
Goodwill	3,986
Other intangible assets	728

Total purchase price	$6,237

The intangible assets of $728 are comprised of customer contracts and related customer relationships and sales order backlog, and are being amortized over estimated useful lives ranging from 4 months to 5 years.

On February 2, 2004, the Company acquired certain assets of JGI, a privately held promotional marketing services company based in Minneapolis, Minnesota. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, Johnson Grossfield, Inc., a Delaware corporation wholly owned by the Company, JGI, Marc Grossfield and Thom Johnson (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased the assets of JGI’s promotional agency business for approximately $4,600 in cash and 35,785 shares of the Company’s common stock (which, based upon the January 30, 2004 closing price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. The Company also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s common stock. The additional consideration, if any, will be recorded as goodwill.

The JGI acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities which would result in an adjustment to goodwill and other intangibles. The allocation of the purchase price may change based upon these valuations. However, the Company does not expect significant changes to the preliminary allocation of the purchase price. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$2,857
Property, plant and equipment	8
Other non-current assets	7
Net current liabilities	(1,214)

Estimated fair value, net assets acquired	1,658
Goodwill	1,136
Other intangible assets	2,243

Total purchase price	$5,037

The intangible assets of $2,243 are comprised of customer relationships and a non-competition agreement, and are being amortized over estimated useful lives ranging from 2 years to 12 years.

The following selected unaudited pro forma consolidated results of operations are presented as if the SCI and JGI acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of intangibles, reduced interest income and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended
	March 31,
	2003	2004
Pro forma revenues	$55,461	$53,276
Pro forma net income (loss)	$1,029	$(8)
Pro forma basic earnings (loss) per share	$0.11	$(0.07)
Pro forma diluted earnings (loss) per share	$0.11	$(0.07)

Refer to Note 2 for further discussion of the method of computation of earnings per share.

NOTE 7 — RELATED PARTIES

On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI will serve as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003. Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series A Preferred Stock. The Company’s agreement with USCI provides for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board in accordance with certain guidelines and criteria. The guidelines for fees payable upon successful completion of an acquisition transaction are $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement has an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee has absolute discretion in determining the amount, if any, of the success fee for any transaction. The USCI agreement provides for the payment of a refundable advance against success fees in the aggregate amount of $275. The USCI agreement was approved by the Board and consented to by the holder of the Series A Preferred Stock. The Company believes that this agreement has enhanced its ability to analyze and close merger and acquisition transactions in a manner that is more cost effective than traditional outside advisory firms. In connection with the acquisition of SCI (see Note 6), USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI acquisition. In connection with the February 2004 acquisition of JGI, USCI earned a success fee of $125. This success fee is recorded as a transaction cost of the JGI acquisition. The Company is currently in discussions with USCI to continue the advisory related services through 2004 which may or may not be on the same terms.

NOTE 8 — MANDATORILY REDEEMABLE PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in EMAK in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock was $16.00 and $18.00 per share, respectively. On June 20, 2000, Crown paid us an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, we granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. A payment of $62.5 was made for the quarter ended March 31, 2004.

On March 19, 2004, the Company entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would be convertible into 916,666 shares of Common Stock). The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per share, respectively. Of each tranch, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in EMAK, and EMAK obtained an elimination of the preferred rights and preferences as well as the preferred dividend associated with the now eliminated Series B Stock and Series C Stock. The exchange was recorded as a reduction to preferred stock of $531 and an increase to additional paid–in-capital of $487, net of transaction costs of $44.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company’s affairs, Crown, as holder of the Series A Stock, will be entitled to payment out of assets of the Company available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders.

The Series A Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series A Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended March 31, 2004 totaled $375 and were paid in April 2004. These dividends were recorded in accounts payable in the accompanying condensed consolidated balance sheets.

Crown currently holds 100% of the outstanding shares of Series A Stock, and has designated one individual to the Board of Directors of the Company. Crown currently has the right to designate two additional directors.

The Series A Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,951 and include an accrual of approximately $1,000 for the present value of the commitment fee discussed above.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2004 are as follows:

Year
2004	$3,082
2005	4,038
2006	4,009
2007	3,978
2008	3,614
Thereafter	6,183

Total	$24,904

Aggregate rental expenses for operating leases were $962 and $825 for the three months ended March 31, 2003 and 2004, respectively.

Guaranteed Royalties

For the three months ended March 31, 2003 and 2004, the Company incurred $386 and $671, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of March 31, 2004, the Company has committed to pay total minimum guaranteed royalties as follows:

Year
2004	$2,744
2005	4,258
2006	2,458
2007	1,076

Total	$10,536

Employment Agreement

The Company has employment agreements with key executives. Guaranteed compensation under these agreements as of March 31, 2004 are as follows:

Year
2004	$1,711
2005	600
2006	325
2007	325
2008	200
Thereafter	1,800

Total	$4,961

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as expressly indicated or unless the context otherwise requires, as used herein,“EMAK”, the “Company”, “we”, “our”, or “us”, means Equity Marketing, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Organization and Business

Equity Marketing, Inc., a Delaware corporation and subsidiaries, is a leading global marketing services company based in Los Angeles, with offices in Chicago, Minneapolis, New York, Ontario (CA), London, Paris and Hong Kong. We focus on the design and execution of strategy-based marketing programs, with expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. Our clients include Burger King Corporation, Diageo, Kellogg’s, Kohl’s, Macy’s, Nordstrom, Procter & Gamble, and Subway Restaurants, among others. We complement our core marketing services and promotions business by developing and marketing distinctive consumer products, based on emerging and evergreen licensed properties, which are sold through specialty and mass-market retailers.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary. EMHK manages production of our products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

Logistix Limited, a United Kingdom corporation (“Logistix”), is a 100% owned subsidiary which was acquired on July 31, 2001. Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a portion of its revenues from a consumer products business.

Our UPSHOT division (“UPSHOT”), which was acquired on July 17, 2002 is a marketing agency, specializing in promotion, event, collaborative marketing, retail design and environmental branding. UPSHOT has a reputation for creating highly successful integrated marketing programs for world class brands such as Diageo, Discover Financial Services, and Procter & Gamble.

Our SCI Promotion division (“SCI”), which was acquired on September 3, 2003, is a promotional marketing services business specializing in the development and execution of promotional campaigns that utilize purchase-with-purchase, gift-with-purchase and incentives, promotional licenses and promotional retail programs, principally for the retail department store industry.

Our Johnson Grossfield division (“JGI”), which was acquired on February 2, 2004, is a promotional marketing services business specializing in providing custom licensed premiums for the kids marketing program of Subway Restaurants.

Overview

Contributions from our recent acquisitions resulted in the highest level of first quarter revenues in our company’s history. For the three months ended March 31, 2004, we saw good revenue growth at Logistix and in our Consumer Products business, and combined with the addition of our recent acquisitions SCI and JGI, this more than offset a year-over-year decline in volumes for Burger King promotional programs. SCI and JGI combined generated approximately $4,800 of revenues during the quarter.

Despite the record revenues, we recorded a net loss of $0.09 per diluted share for the quarter compared to net income of $0.10 per diluted share in the prior year quarter. The net loss per share was primarily attributable to the following two factors:

•	Collectively, SCI and JGI were $0.07 dilutive per share. This is in line with our expectations as the first half of the year is seasonally SCI’s lowest. As a result, we didn’t have the sales volume to absorb the largely fixed cost structure of this business. This resulted in increased operating expenses as a percentage of revenues.

•	We incurred foreign currency transaction losses totaling $0.03 per diluted share at our Logistix subsidiary. This is primarily due to the strengthening of the Euro relative to the British Pound. This compares with foreign currency gains of $0.01 per diluted share in the first quarter of 2003.

Our Burger King business performed in line with our expectations. During the quarter we implemented three domestic premium programs and two international ones. This is essentially the same number of promotional programs that we have typically produced for Burger King in the first quarter but the unit volume of the domestic programs was lower than in the past, which has reduced our total revenues and profits from this business. This decrease was partially offset by an increase in volumes in our international Burger King business. We expect the trend of lower domestic unit volumes as compared to prior years to continue in 2004.

During the quarter, our Consumer Products business was able to largely offset the Burger King decrease by increasing its revenues 43% compared to the prior year. This is attributable to our expanded line-up of products. Revenues in 2003 were primarily comprised of sales of Scooby-Doo™ product. This year we received contribution from Scooby-Doo™, from our expanded line-up of Crayola® branded bath toys, from Kim Possible™ which was launched in the second quarter of 2003 and from our newest line of toys, Baby Einstein™. As a result of the expanded product lines, we expect our Consumer Products business to continue to grow in 2004 relative to 2003. However, we do expect a decline in Consumer Product revenues for the second quarter of 2004 as compared to 2003. In the second quarter of 2003, we made unusually large shipments of Kim Possible™ product to Wal-Mart for their exclusive launch of this product line.

Due to the seasonality of our business, we expect to generate the bulk of our revenues and net income in the second half of the year.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months
	Ended March 31,
	2003	2004
Revenues	100.0%	100.0%
Cost of sales	74.2	74.4

Gross profit	25.8	25.6

Operating expenses:
Salaries, wages and benefits	12.3	14.0
Selling, general and administrative	10.6	11.4
Integration costs	—	0.1

Total operating expenses	22.9	25.5

Income from operations	2.9	0.1
Other income (loss), net	0.2	(0.6)

Income (loss) before provision for income taxes	3.1	(0.5)
Provision (benefit) for income taxes	1.1	(0.2)

Net income (loss)	2.0%	(0.3)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (In Thousands):

Revenues

Revenues for the three months ended March 31, 2004 increased $4,245, or 8.9%, to $51,812 from $47,567 in the comparable period in 2003. Marketing Services revenues increased $2,653, or 6.1%, to $46,488 primarily as a result of increased revenues resulting from the acquisitions of SCI and JGI. The increase in Marketing Services revenues was also attributable to additional revenues generated by our Logistix subsidiary. Our Logistix business had increased revenues from Kellogg’s promotional programs compared to the same period in 2003. In addition, net foreign currency translation impact contributed approximately $1,400 to revenues for Logistix versus the prior year period average exchange rates. Revenues for the Burger King business decreased as the volume of units for domestic promotional programs were lower compared to the same period in 2003.

The results for 2003 exclude SCI (acquired September 3, 2003) and JGI (acquired February 2, 2004). Excluding the impact of the SCI and JGI acquisitions, Marketing Services revenues decreased 4.9% for the three months ended March 31, 2004 compared to the same period in 2003.

Consumer Product revenues increased $1,592, or 42.7%, to $5,324. This is attributable to our expanded line of products as compared to 2003. Our first quarter 2003 revenues were primarily comprised of Scooby-Doo™ and Crayola® product. While both of these product lines experienced significant growth in 2004, our Kim Possible™ and Baby Einstein™ product lines made significant contributions this quarter. Our Kim Possible™ line was launched in the second quarter of 2003 as a Wal-Mart exclusive; distribution expanded to other major retailers beginning in January 2004. In January 2004, we also began distributing the first toy products based upon Baby Einstein™, the best selling brand of videos specifically designed for infants and toddlers. We have granted exclusive distribution to Target and Babies R Us for 2004. The growth in our Crayola® line of bath toys, which was launched in the second half of 2003, was attributable to an expanded product line and expanded distribution channels. The growth in Scooby-Doo™ revenues for the quarter was the result of international sales, which is attributable to the brand receiving more exposure on television in Europe and Latin America.

Cost of sales and gross profit

Cost of sales increased $3,285 to $38,572 (74.4% of revenues) for the three months ended March 31, 2004 from $35,287 (74.2% of revenues) in the comparable period in 2003 due to the higher sales volume in 2004.

The gross margin percentage decreased to 25.6% for the three months ended March 31, 2004 from 25.8% in the comparable period for 2003. This decrease is the result of a decrease in Consumer Product gross margins. The gross profit percentage for Marketing Services remained unchanged at 24.9% for the three months ended March 31, 2003 and 2004. The gross profit percentage for Consumer Products decreased to 30.9% for the three months ended March 31, 2004 from 36.7% in the comparable period in 2003. This decrease is primarily the result of an increase in the relative mix of Consumer Products sold internationally as well as an increase in the mix of hard-goods versus plush. International sales, which are sold through distributors who bear more of the risk and incur the bulk of the selling expenses, tend to carry lower gross margins than domestic sales. Hard-goods tend to carry lower gross margins than plush because they require an investment in tooling.

Salaries, wages and benefits

Salaries, wages and benefits increased $1,416, or 24.2%, to $7,277 (14.0% of revenues) for the three months ended March 31, 2004 from $5,861 (12.3% of revenues) in the comparable period for 2003. This increase was primarily attributable to the addition of approximately 55 employees from the acquisitions of SCI and JGI.

Salaries, wages and benefits increased as a percentage of revenues from 12.3% to 14.0% as a result of revenues increasing at a lesser rate. The first quarter is seasonally SCI’s lowest. As a result, we didn’t have the sales volume to absorb the largely fixed cost structure of this business. In addition, the reduction in Burger King unit volume had a significant impact on this metric, as our staffing levels required to service this account are largely fixed.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $871, or 17.3%, to $5,896 (11.4% of revenues) for the three months ended March 31, 2004 from $5,025 (10.6% of revenues) in the comparable period for 2003. The increase is primarily the result of additional operating expenses resulting from the acquisitions of SCI and JGI.

Selling, general and administrative expenses increased as a percentage of revenues from 10.6% to 11.4% as a result of revenues increasing at a lesser rate. The first quarter is seasonally SCI’s lowest. As a result, we didn’t have the sales volume to absorb the largely fixed cost structure of this business. In addition, the reduction in Burger King unit volume had a significant impact on this metric, as our cost structure required to service this account is largely fixed.

Integration costs

We recorded integration costs of $43 (0.1% of revenues) for the three months ended March 31, 2004. These are primarily travel costs directly related to the integration of SCI and JGI.

Other Income

Net other income decreased $394 to $(292) for the three months ended March 31, 2004 from $102 in the comparable period for 2003. This decrease was due to foreign currency transaction losses as a result of the strengthening Euro relative to the British Pound. The growth in the pan-European business at Logistix during the quarter surpassed the currency hedges in place covering the British pound against the Euro.

Provision for taxes

The effective tax rate for the three months ended March 31, 2004 was 38.1 % compared to 34.6% for the same period in 2003. The increase in the effective tax rate is the result of a net loss being generated domestically in 2004 relative to net income in 2003 which was primarily generated internationally in territories which have more favorable tax rates.

Net income (loss)

Net income decreased $1,144 to a net loss of $166 ((0.3)% of revenues) in 2004 from $978 (2.0% of revenues) in 2003 primarily due to increased salaries, wages and benefits and selling, general and administrative expenses attributable to the acquisitions of SCI and JGI. The decrease is also the result of foreign currency transaction losses as a result of the strengthening Euro relative to the British Pound.

Financial Condition and Liquidity

Our financial position remained strong in the first quarter of 2004 and we extended the maturity of our $35,000 credit facility with Bank of America through June 30, 2005. See “Credit Facility” below. At March 31, 2004, we had no debt and cash, cash equivalents and marketable securities were $14,152, compared to $19,291 as of December 31, 2003. The decrease in cash, cash equivalents and marketable securities was attributable to the acquisition of JGI, purchases of fixed assets and the payment of current liabilities partially offset by the collection of receivables.

As of March 31, 2004, our net accounts receivable decreased $6,057 to $30,708 from $36,765 at December 31, 2003. This decrease is a result of the lower level of sales volume in the first quarter compared to the fourth quarter of 2003. Historically, first quarter sales are substantially lower than sales in the fourth quarter, which tends to be the highest volume quarter of the year. This decrease was partially offset by additional receivables acquired as a result of the JGI acquisition.

As of March 31, 2004, inventories decreased $1,898 to $13,201 from $15,099 at December 31, 2003. This decrease in inventories is primarily the result of the timing of promotional programs expected to be delivered later in the second quarter of 2004 relative to the first quarter of 2004. This decrease was partially offset by an increase in Consumer Products inventories as a result of the addition of new product lines which were introduced in 2004. The decrease was also partially offset by additional inventories acquired as a result of the JGI acquisition. Marketing Services inventories represent 63% and 71% of total inventories as of March 31, 2004 and December 31, 2003, respectively. Promotional product inventory used in Marketing Services generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of March 31, 2004, accounts payable decreased $2,820 to $26,045 from $28,865 at December 31, 2003. This decrease is associated with the payment of liabilities related to fourth quarter 2003 promotional programs. This decrease was partially offset by additional payables as a result of the JGI acquisition.

As of March 31, 2004, accrued liabilities decreased $5,470 to $11,725 from $17,195 at December 31, 2003. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies during the fourth quarter of 2003 on behalf of promotional customers, as well as, the payment of royalties and income taxes. This decrease was partially offset by additional accrued liabilities as a result of the JGI acquisition.

As of March 31, 2004, working capital was $24,834 compared to $29,447 at December 31, 2003. Cash flows used in operations for the three months ended March 31, 2004 were $204 compared to $7,802 in the prior year. Cash flows used in operations in the first quarter of 2003 were impacted by the reduction of current assets and liabilities to more normalized levels subsequent to the West Coast port dispute which caused shipping delays in the fourth quarter of 2002. These shipping delays resulted in higher than normal levels of receivables and payables as of December 31, 2002. Cash flows used in investing activities for the three months ended March 31, 2004 were $6,390 compared to $3,601 in the prior year. This increase is the result of the acquisition of JGI and increased purchases of fixed assets partially offset by reduced purchases of marketable securities. Cash flows provided by financing activities for the three months ended March 31, 2004 were $102 compared to cash used of $554 in the prior year primarily as a result of a decrease in the repurchase of treasury stock (we did not purchase any treasury stock during the three months ended March 31, 2004) and an increase in proceeds from the exercise of stock options.

Our current strategy and business plan calls for the consummation of additional mergers and acquisitions as well as the continued repurchase of our common stock. We plan to evaluate the level of such expenditures in the context of the capital available to us and to changing market conditions.

As of the date hereof, we believe that cash from operations, cash on hand at March 31, 2004 and our credit facility will be sufficient to fund our working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of March 31, 2004 are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total
Operating Leases	$3,082	$4,038	$4,009	$3,978	$3,614	$6,183	$24,904
Guaranteed Royalties	2,744	4,258	2,458	1,076	—	—	10,536
Employment Agreements	1,711	600	325	325	200	1,800	4,961

Total	$7,537	$8,896	$6,792	$5,379	$3,814	$7,983	$40,401

We had no material commitments for capital expenditures at March 31, 2004. Letters of credit outstanding as of December 31, 2003 and March 31, 2004 totaled $823 and $1,001, respectively.

Credit Facilities

On April 24, 2001, we signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. The credit facility is secured by substantially all of our assets and provides for a line of credit of up to $35,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. We are also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002, November 14, 2003 and April 26, 2004, certain covenants under the facility were amended. As of March 31, 2004, we were in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of March 31, 2004, there were no amounts outstanding under the Facility.

In addition to the Facility, in October, 2003 our Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases from Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. As of March 31, 2004, there were no amounts outstanding under this facility.

Acquisitions

On September 3, 2003, we acquired substantially all of the assets of SCI, a privately held promotional marketing services company based in Ontario, California. We financed the acquisition through our existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among EMAK, SCI and Joseph J. Schmidt, III (the “Purchase Agreement”). Under the terms of the Purchase Agreement, we acquired substantially all of the assets of SCI for a cash purchase price of approximately $5,900 (before the closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, we paid $5,683 in cash plus related transaction costs of $538. We also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. The additional consideration, if any, will be recorded as goodwill. Based on the results for 2003, additional consideration of $800 was earned and recorded as goodwill.

On February 2, 2004, we acquired certain assets of JGI, a privately held promotional marketing services company based in Minneapolis, Minnesota. We financed the acquisition through our existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, Johnson Grossfield, Inc., a Delaware corporation wholly owned by us, JGI, Marc Grossfield and Thom Johnson (the “Purchase Agreement”). Under the terms of the Purchase Agreement, we purchased the assets of JGI’s promotional agency business for approximately $4,600 in cash and 35,785 shares of our common stock (which, based upon the January 30, 2004 closing price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. We also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. The additional consideration, if any, will be recorded as goodwill.

Issuance of Preferred Stock

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in EMAK in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, we granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock was $16.00 and $18.00 per share, respectively. On June 20, 2000, Crown paid us an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, we granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, we agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. A payment of $62.5 was made for the quarter ended March 31, 2004.

On March 19, 2004, we entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would be convertible into 916,666 shares of Common Stock). The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per share, respectively. Of each tranch, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in EMAK, and we obtained an elimination of the preferred rights and preferences as well as the preferred dividend associated with the now eliminated Series B Stock and Series C Stock. The exchange was recorded as a reduction to preferred stock of $531 and an increase to additional paid–in-capital of $487, net of transaction costs of $44.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of our affairs, Crown, as holder of the Series A Stock, will be entitled to payment out of our assets available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders.

The Series A Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series A Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended March 31, 2004 totaled $375 and were paid in April 2004. These dividends were recorded in accounts payable in the accompanying condensed consolidated balance sheets.

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

Stock Repurchase

On July 21, 2000, our Board of Directors authorized up to $10,000 for the repurchase of our common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, we spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, our Board of Directors authorized up to an additional $10,000 for the repurchase of our common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, we spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, our Board of Directors authorized up to an additional $10,000 for the repurchase of our common stock. We spent $3,294 to repurchase 251,100 shares at an average price of $13.12 per share including commissions under this authorization through March 31, 2004. The duration of the current buyback program is indefinite; provided, however, that our Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when we are not in a quiet period. We may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, we has spent $15,329 to purchase a total of 1,229,409 shares at an average price of $12.47 per share including commissions through March 31, 2004. This repurchase program is being funded through working capital.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and FIN 46 (revised) did not have an impact on our results of operations or financial position.

In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. We currently use the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed in Note 2 to the consolidated financial information. We are currently determining what impact the proposed statement would have on our results of operations or financial position.

In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, is other-than-temporary. EITF Issue No. 03-1 shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. We believe the adoption of EITF Issue No. 03-1 will not have a material impact on our results of operations or financial position.

In April 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. We will be adopting EITF 03-6 for the quarter ended June 30, 2004. We are currently determining what impact the adoption of EITF 03-6 will have on our earnings per share calculation.

Cautionary Statements and Risk Factors

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect the our financial condition and results of operations.

•	Concentration risk associated with accounts receivable. We regularly extend credit to several distribution companies in connection with our business with Burger King and more recently to a subsidiary of Burger King’s purchasing cooperative which is expected to increase to 70% of our sales to the Burger King system by the end of 2004.

•	Dependence on nonrenewable product orders by Burger King, which promotions are in effect for a limited period of time.

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect our financial condition and results of operations.

•	Significant quarter-to-quarter variability in revenues and net income, which may result in operating results below the expectations of securities analysts and investors.

•	Increased competitive pressure, which may affect our sales of products and services.

•	Dependence on foreign manufacturers, which may increase the costs of our products and affect the demand for such products.

Financing Risks

•	Currency fluctuations, which may affect our suppliers and reportable income.

Other Risks

•	Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recall.

•	Potential negative impact of past or future acquisitions, which may disrupt our ongoing business, distract senior management and increase expenses (including risks associated with the financial condition and integration of SCI and JGI which we recently acquired).

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations.

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs.

•	Strike and other labor disputes which may negatively impact the distribution channels for our products.

•	Exposure to liabilities for minimum royalty commitments in connection with license agreements for entertainment properties. We enter into significant minimum royalty commitments from time to time in connection with its consumer products business.

•	Potential negative impact of Severe Acute Respiratory Syndrom (“SARS”), which could adversely affect our vendors in the Far East.

We undertake no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance. In addition to the information contained in this document, readers are advised to review our Form 10-K for the year ended December 31, 2003, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Cautionary Statements and Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2003. Our exposure to market risks has not changed materially since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 2, 2004, in connection with the acquisition of the promotional marketing services business of Johnson Grossfield, Inc. 35,785 shares of the Company’s common stock were issued as part of the purchase price (which, based upon the January 30, 2004 closing price of $14.80, had a value of $530).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 10.1	Employment agreement dated as of January 1, 2004 between Equity Marketing, Inc. and Kim H. Thomsen.

Exhibit 10.2	Employment agreement dated as of January 1, 2004 between Equity Marketing, Inc. and Bret R. Hadley.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2004 (Items 5 and 7).

Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2004 (Items 5 and 7).

Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004 (Items 7 and 12).

Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2004 (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MARKETING, INC.
Date May 17, 2004	/s/ ZOHAR ZIV
Zohar Ziv
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)