Form 10-Q
period 2004-06-30
EQUITY MARKETING INC
filed 2004-08-16
CIK 911151

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Common Stock, $.001 par value, 5,758,888 shares as of August 12, 2004.

EQUITY MARKETING, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
June 30, 2004

Cautionary Statement

Certain expectations and projections regarding our future performance discussed in this quarterly report are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with our operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. We undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cautionary Statements and Risk Factors.”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

ASSETS

	December 31,	June 30,
	2003	2004
CURRENT ASSETS:
Cash and cash equivalents	$19,291	$12,948
Marketable securities	—	1,300
Accounts receivable (net of allowances of $2,143 and $1,556 as of December 31, 2003 and June 30, 2004, respectively)	36,765	29,367
Inventories (Note 2)	15,099	14,240
Prepaid expenses and other current assets	4,352	4,384

Total current assets	75,507	62,239
Fixed assets, net	3,809	3,935
Goodwill (Notes 2 and 6)	41,893	44,339
Other intangibles, net (Notes 2 and 6)	1,252	3,344
Other assets	5,869	6,893

Total assets	$128,330	$120,750

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2003	2004
CURRENT LIABILITIES:
Accounts payable	$28,865	$24,917
Accrued liabilities	17,195	13,623

Total current liabilities	46,060	38,540
LONG-TERM LIABILITIES	5,555	5,122

Total liabilities	51,615	43,662

COMMITMENTS AND CONTINGENCIES
Mandatorily redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	22,518

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 5,684,953 and 5,758,888 shares outstanding as of December 31, 2003 and June 30, 2004, respectively	—	—
Additional paid-in capital	23,886	27,661
Retained earnings	45,138	43,692
Accumulated other comprehensive income	3,334	3,860

	72,358	75,213
Less—
Treasury stock, 3,150,708 and 3,167,258 shares, at cost, as of December 31, 2003 and June 30, 2004, respectively (Note 4)	(17,458)	(17,669)
Unearned compensation	(1,234)	(2,974)

Total stockholders’ equity	53,666	54,570

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$128,330	$120,750

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
REVENUES	$56,953	$51,778	$104,520	$103,590
COST OF SALES	41,766	38,015	77,053	76,587

Gross profit	15,187	13,763	27,467	27,003

OPERATING EXPENSES:
Salaries, wages and benefits	5,537	7,900	11,398	15,177
Selling, general and administrative	6,485	6,160	11,510	12,056
Integration costs	—	93	—	136
Loss on Chicago lease	—	311	—	311
Restructuring charge	—	105	—	105

Total operating expenses	12,022	14,569	22,908	27,785

Income (loss) from operations	3,165	(806)	4,559	(782)
OTHER INCOME (EXPENSE), net	205	(68)	307	(360)

Income (loss) before provision (benefit) for income taxes	3,370	(874)	4,866	(1,142)
PROVISION (BENEFIT) FOR INCOME TAXES	1,230	(344)	1,748	(446)

NET INCOME (LOSS)	2,140	(530)	3,118	(696)
PREFERRED STOCK DIVIDENDS	375	375	750	750
UNDISTRIBUTED EARNINGS ALLOCATED TO PARTICIPATING PREFERRED STOCK	405	—	542	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$1,360	$(905)	$1,826	$(1,446)

BASIC INCOME (LOSS) PER SHARE	$0.24	$(0.16)	$0.32	$(0.25)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,700,016	5,758,370	5,704,148	5,739,603

DILUTED INCOME (LOSS) PER SHARE	$0.22	$(0.16)	$0.31	$(0.25)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,057,801	5,758,370	5,970,205	5,739,603

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
NET INCOME (LOSS)	$2,140	$(530)	$3,118	$(696)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments (Note 2)	792	(202)	506	320
Unrealized gain (loss) on foreign currency forward contracts (Note 2)	(175)	(83)	(176)	206

COMPREHENSIVE INCOME (LOSS)	$2,757	$(815)	$3,448	$170

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EQUITY MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,118	$(696)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	936	987
Provision for doubtful accounts	255	110
Benefit on disposal of fixed assets	—	(8)
Tax benefit from exercise of stock options	60	65
Amortization of restricted stock	156	311
Other	4	—
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	8,433	9,487
Inventories	1,650	1,621
Prepaid expenses and other current assets	(199)	(829)
Other assets	(989)	(1,012)
Accounts payable	(9,680)	(4,141)
Accrued liabilities	(8,804)	(4,188)
Long-term liabilities	63	(433)

Net cash provided by (used in) operating activities	(4,997)	1,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(373)	(936)
Proceeds from sale of fixed assets	16	9
Purchase of marketable securities	(1,500)	(1,300)
Payment for purchase of JGI	—	(4,614)

Net cash used in investing activities	(1,857)	(6,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(750)	(1,125)
Purchase of treasury stock	(845)	(211)
Proceeds from exercise of stock options	389	538

Net cash used in financing activities	(1,206)	(798)

Net decrease in cash and cash equivalents	(8,060)	(6,365)
Effects of exchange rate changes on cash and cash equivalents	165	22
CASH AND CASH EQUIVALENTS, beginning of period	25,833	19,291

CASH AND CASH EQUIVALENTS, end of period	$17,938	$12,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$113	$102

Income taxes, net of refunds	$2,045	$7

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EQUITY MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

Equity Marketing, Inc., a Delaware corporation and subsidiaries (“EMAK” or the “Company”), is a leading global integrated marketing services company based in Los Angeles, with offices in Chicago, Minneapolis, New York, Ontario (CA), London, Paris, Hong Kong and Shanghai. The Company focuses on the design and execution of strategy-based marketing programs providing measurable results for its clients. The Company has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. The Company’s clients include Burger King Corporation, Diageo, Kellogg’s, Kohl’s, Macy’s, Nordstrom, Procter & Gamble, and Subway Restaurants, among others. The Company complements its core marketing services business by developing and marketing distinctive consumer products, based on emerging and evergreen licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the United States dollar.

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

Johnson Grossfield, Inc., a Delaware corporation (“JGI”), is 100% owned subsidiary of the Company, which was formed in January 2004 to acquire the promotions business of Johnson Grossfield, Inc., a Minnesota corporation. The JGI business, which was acquired on February 2, 2004 (effective January 31, 2004), is a promotional marketing services business specializing in providing custom licensed premiums for the kids marketing program of Subway Restaurants.

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

Net Income Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Net income (loss) available to common stockholders represents reported net income (loss) less preferred stock dividend requirements and less undistributed earnings allocated to participating preferred stock.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an antidilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the three and six month periods ended June 30, 2004. Options to purchase 1,226,166 and 1,373,666 shares of common stock, $.001 par value per share (the “Common Stock”), as of June 30, 2003 and 2004, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three and six months ended June 30, 2003 and 2004, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

Earnings per share for the second quarter and six months ended June 30, 2003 reflect a restatement pursuant to Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 requires that companies with participating securities calculate earnings per share using a two-class method. The Company’s cumulative participating mandatorily redeemable preferred stock qualifies as “participating securities” since it is entitled to dividends declared on the Company’s common stock; therefore, EITF 03-6 requires the allocation of a portion of undistributed earnings to preferred stock. As a result, earnings per diluted common share were reduced by $0.06 for the second quarter of 2003, to $0.22 from $0.28 as reported in the prior year. The earnings results per diluted common share were reduced by $0.09 for the six months ending June 30, 2003, to $0.31 from $0.40 as reported in the prior year. EITF 03-6 had no impact on 2004 per share amounts because of the net loss.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”:

	For the Three Months Ended June 30,
	2003			2004
	Income	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to common stockholders	$1,360	5,700,016	$0.24	$(905)	5,758,370	$(0.16)

Effect of dilutive securities:
Options and warrants	—	357,785		—	—

Dilutive EPS:
Income (loss) available to common stockholders and assumed conversion	$1,360	6,057,801	$0.22	$(905)	5,758,370	$(0.16)

	For the Six Months Ended June 30,
	2003			2004
	Income	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to common stockholders	$1,826	5,704,148	$0.32	$(1,446)	5,739,603	$(0.25)

Effect of dilutive securities:
Options and warrants	—	266,057		—	—

Dilutive EPS:
Income (loss) available to common stockholders and assumed conversion	$1,826	5,970,205	$0.31	$(1,446)	5,739,603	$(0.25)

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2003 and June 30, 2004, inventories consisted of the following:

	December 31,	June 30,
	2003	2004
Production-in-process	$3,363	$1,293
Finished goods	11,736	12,947

	$15,099	$14,240

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. Transaction gains or (losses) included in net income (loss) for the quarters ended June 30, 2003 and 2004 were $260 and $(44), respectively. Transaction gains or (losses) included in net income (loss) for the six months ended June 30, 2003 and 2004 were $374 and $(322), respectively.

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

The Company uses derivatives to manage exposures to foreign currency. The Company’s objective for holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (expense) in the condensed consolidated statements of operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to nine months in original maturity.

The Company’s Logistix subsidiary entered into foreign currency forward contracts aggregating GBP 6,481 to sell Euros in exchange for British pounds and United States dollars and to sell British pounds in exchange for United States dollars. The contracts will expire by March 14, 2005. At June 30, 2004, the foreign currency forward contracts had an estimated fair value of $45. The fair value of the foreign currency forward contracts is recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2004. The unrealized gain on the contracts is reflected in accumulated other comprehensive income.

The Company’s JGI subsidiary entered into foreign currency forward contracts aggregating $439 to sell Canadian dollars in exchange for United States dollars. The contracts will expire by December 31, 2004. At June 30, 2004, the foreign currency forward contracts had an estimated fair value of $(18).

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

The change in the carrying amount of goodwill from $41,893 as of December 31, 2003 to $44,339 as of June 30, 2004 reflects: a foreign currency translation adjustment of $246, an adjustment to reflect the net increase to goodwill for the SCI acquisition of $878 (see Note 6) and $1,322 for the acquisition of JGI (see Note 6). Of the goodwill balance, $0 relates to the consumer products segment and $44,339 relates to the marketing services segment.

Identifiable intangibles of $1,252 as of December 31, 2003 and, $3,344 as of June 30, 2004 a portion of which are subject to amortization, are included in other intangibles in the condensed consolidated balance sheets.

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

As of June 30, 2004, the Company had three stock-based compensation plans – the 2000 Stock Option Plan, the 2004 Stock Incentive Plan and the 2004 Non-Employee Director Stock Incentive Plan. In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss) available to common stockholders — as reported	$1,360	$(905)	$1,826	$(1,446)
Less:
Compensation expense (a)	357	189	838	323

Net income (loss) available to common stockholders — pro forma	$1,003	$(1,094)	$988	$(1,769)

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$0.24	$(0.16)	$0.32	$(0.25)
Pro forma basic earnings (loss) per share	$0.18	$(0.19)	$0.17	$(0.31)
Diluted earnings (loss) per share, as reported	$0.22	$(0.16)	$0.31	$(0.25)
Pro forma diluted earnings (loss) per share	$0.17	$(0.19)	$0.17	$(0.31)

(a)	Determined under fair value based method for all awards, net of tax.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and FIN 46 (revised) did not have an impact on the Company’s results of operations or financial position.

In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. The Company currently uses the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed above under “Stock-Based Compensation” in this Note 2 to the condensed consolidated financial statements. The Company is currently determining what impact the proposed statement would have on its results of operations or financial position.

In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is other-than-temporary. EITF Issue No. 03-1 shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. The Company believes the adoption of EITF Issue No. 03-1 will not have a material impact on its results of operations or financial position.

In April 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after June 30, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. The Company has adopted EITF 03-6 for the quarter ended June 30, 2004. Earnings per diluted common share were reduced by $0.06 for the second quarter of 2003, to $0.22 from $0.28 as reported in the prior year. The earnings results per diluted common share were reduced by $0.09 for the six months ending June 30, 2003, to $0.31 from $0.40 as reported in the prior year. EITF 03-6 had no impact on 2004 per share amounts because of the net loss.

NOTE 3 — LINE OF CREDIT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002, November 14, 2003, April 26, 2004 and August 12, 2004, certain covenants under the facility were amended. As of June 30, 2004, the Company was in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of June 30, 2004, there were no amounts outstanding under the Facility.

Letters of credit outstanding under the Facility as of December 31, 2003 and June 30, 2004 totaled $823 and $3,083, respectively.

In addition to the Facility, in October, 2003 the Company’s Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases from Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. As of December 31, 2003, advances outstanding under this facility totaled approximately $626 and were recorded in accounts payable in the accompanying consolidated balance sheet. As of June 30, 2004, no amounts were outstanding under this facility.

NOTE 4 – STOCK REPURCHASE

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $3,505 to repurchase 267,650 shares at an average price of $13.10 per share including commissions under this authorization through June 30, 2004. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $15,540 to purchase a total of 1,245,959 shares at an average price of $12.47 per share including commissions through June 30, 2004. This repurchase program is being funded through working capital.

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

Industry Segments

	As of and For the Three Months Ended June 30, 2003
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$46,163	$10,790	$—	$56,953

Income (loss) before provision (benefit) for income taxes	$6,437	$1,919	$(4,986)	$3,370
Provision (benefit) for income taxes	2,398	726	(1,894)	1,230

Net income (loss)	$4,039	$1,193	$(3,092)	$2,140

Fixed asset additions	$—	$—	$256	$256

Depreciation and amortization	$3	$45	$416	$464

Total assets	$76,736	$10,820	$34,886	$122,442

	As of and For the Three Months Ended June 30, 2004
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$47,195	$4,583	$—	$51,778

Income (loss) before provision (benefit) for income taxes	$4,938	$(716)	$(5,096)	$(874)
Provision (benefit) for income taxes	1,946	(282)	(2,008)	(344)

Net income (loss)	$2,992	$(434)	$(3,088)	$(530)

Fixed asset additions	$—	$—	$345	$345

Depreciation and amortization	$90	$—	$431	$521

Total assets	$82,539	$8,730	$29,481	$120,750

	As of and For the Six Months Ended June 30, 2003
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$89,998	$14,522	$—	$104,520

Income (loss) before provision (benefit) for income taxes	$12,272	$1,765	$(9,171)	$4,866
Provision (benefit) for income taxes	4,567	665	(3,484)	1,748

Net income (loss)	$7,705	$1,100	$(5,687)	$3,118

Fixed asset additions	$—	$—	$373	$373

Depreciation and amortization	$47	$62	$827	$936

Total assets	$76,736	$10,820	$34,886	$122,442

	As of and For the Six Months Ended June 30, 2004
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$93,683	$9,907	$—	$103,590

Income (loss) before provision (benefit) for income taxes	$9,245	$(839)	$(9,548)	$(1,142)
Provision (benefit) for income taxes	3,585	(329)	(3,702)	(446)

Net income (loss)	$5,660	$(510)	$(5,846)	$(696)

Fixed asset additions	$—	$—	$936	$936

Depreciation and amortization	$160	$—	$827	$987

Total assets	$82,539	$8,730	$29,481	$120,750

NOTE 6 — ACQUISITIONS

On September 3, 2003, the Company acquired substantially all of the assets of SCI Promotion Group, LLC (“SCI-LLC”), a privately held promotional marketing services company based in Ontario, California (the “SCI Acquisition”). The Company financed the SCI Acquisition through its existing cash reserves. The SCI Acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among the Company, SCI-LLC and Joseph J. Schmidt, III (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired substantially all of the assets of SCI-LLC for a cash purchase price of approximately $5,900 (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, the Company paid $5,683 in cash plus related transaction costs of $538. The Company also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s common stock. The additional consideration, if any, will be recorded as goodwill.

The SCI Acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities which may result in an adjustment to goodwill and other intangibles. The allocation of the purchase price may change based upon these valuations. During the six months ended June 30, 2004, the preliminary allocation of the purchase price was adjusted to revise the estimated value of prepaid expenses ($64 decrease) and accrued liabilities ($13 increase). The allocation reflects a receivable from SCI-LLC resulting from a closing balance sheet working capital adjustment of $855, accruing interest at the rate of 5% per annum, that will offset additional earnout consideration. Based on the results for 2003, additional consideration of $800 was earned and partially offset the receivable from SCI-LLC. The remaining balance of this receivable is recorded in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of June 30, 2004. The additional earnout consideration was recorded as additional goodwill as of June 30, 2004. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

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

On February 2, 2004 (effective January 31, 2004), the Company acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”), a privately held promotional marketing services company based in Minneapolis, Minnesota (the “JGI Acquisition”). The Company financed the JGI Acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, JGI, JGI-MN, Marc Grossfield and Thom Johnson (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased the assets of JGI-MN’s promotional agency business for approximately $4,600 in cash and 35,785 shares of the Company’s common stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. The Company also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s common stock. The additional consideration, if any, will be recorded as goodwill.

The JGI Acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities which may result in an adjustment to goodwill and other intangibles. The allocation of the purchase price may change based upon these valuations. However, the Company does not expect significant changes to the preliminary allocation of the purchase price. During the three months ended June 30, 2004, the preliminary allocation of the purchase price was adjusted to revise the estimated value of accounts receivable ($31 decrease), inventory ($68 decrease) and accrued liabilities ($19 decrease). During the second quarter of 2004, additional consideration was paid in the amount of $105 as a working capital adjustment. The Company’s preliminary allocation of purchase price for the JGI Acquisition, based upon estimated fair values is as follows:

Net current assets	$2,758
Property, plant and equipment	8
Other non-current assets	7
Net current liabilities	(1,194)

Estimated fair value, net assets acquired	1,579
Goodwill	1,322
Other intangible assets	2,243

Total purchase price	$5,144

The intangible assets of $2,243 are comprised of customer relationships and a non-competition agreement, and are being amortized over estimated useful lives ranging from 2 years to 12 years.

In connection with the SCI and JGI Acquisitions, the Company formulated and implemented an integration plan and incurred integration costs, including travel, training and consulting costs. Such costs totaled $93 and $136 for the three month and six month periods ended June 30, 2004, respectively, and were recorded as integration costs in the condensed consolidated statements of operations.

The following selected unaudited pro forma consolidated results of operations are presented as if the SCI and JGI Acquisitions had occurred as of the beginning of the year preceding the period of acquisition after giving effect to certain adjustments for the amortization of intangibles, reduced interest income and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Pro forma revenues	$66,754	$51,778	$122,215	$105,054
Pro forma net income (loss)	$2,716	$(530)	$3,745	$(538)
Pro forma basic earnings (loss) per share	$0.32	$(0.16)	$0.40	$(0.22)
Pro forma diluted earnings (loss) per share	$0.30	$(0.16)	$0.39	$(0.22)

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

NOTE 8 — MANDATORILY REDEEMABLE PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in EMAK in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per share, respectively. On June 20, 2000, Crown paid EMAK an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, EMAK granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock was convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on June 30, 2005. Two payments of $62.5 each were made during the quarter ended June 30, 2004.

On March 19, 2004, the Company entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would have been convertible into 916,666 shares of Common Stock). The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per share, respectively. Of each tranch, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in EMAK, and EMAK obtained an elimination of the preferred rights and preferences as well as the preferred dividend associated with the now eliminated Series B Stock and Series C Stock. The exchange was recorded as a reduction to preferred stock of $531 and an increase to additional paid–in-capital of $487, net of transaction costs of $44.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series A Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended June 30, 2004 totaled $375 and were paid in June 2004.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2004 are as follows:

Year
2004	$2,655
2005	4,777
2006	4,224
2007	4,018
2008	3,614
Thereafter	6,183

Total	$25,471

Aggregate rental expenses for operating leases were $937 and $915 for the three months ended June 30, 2003 and 2004, respectively.

Guaranteed Royalties

For the three months ended June 30, 2003 and 2004, the Company incurred $1,683 and $666, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of June 30, 2004, the Company has committed to pay total minimum guaranteed royalties as follows:

Year
2004	$1,714
2005	4,271
2006	2,546
2007	1,076

Total	$9,607

License agreements for certain copyrights and trademarks in the Consumer Products segment require minimum commitments for advertising over the respective terms of the licenses. The commitment for advertising expenditures is determined as a percentage of the sales (typically up to 10 percent) of certain licensed properties over the terms of their respective agreements.

Employment Agreement

The Company has employment agreements with key executives. Guaranteed compensation under these agreements as of June 30, 2004 are as follows:

Year
2004	$1,096
2005	600
2006	325
2007	325
2008	200
Thereafter	1,800

Total	$4,346

NOTE 10 — RESTRUCTURING

During the second quarter of 2004, the Company formulated and implemented a restructuring plan in connection with the realignment of centralized resources in its Marketing Services business in order to combine and streamline the operations. In connection with this plan the Company recorded a restructuring charge of $105. This charge represents severance for one employee in the Company’s Los Angeles office, who was terminated, and is reflected as a restructuring charge in the accompanying condensed consolidated statement of operations. As of June 30, 2004, none of the restructuring charge was paid.

NOTE 11 — LOSS ON CHICAGO LEASE

In 2003, the Company finalized its exit plan with respect to vacating half of its leased space (approximately thirty thousand square feet) at UPSHOT’s Chicago, Illinois office. In June 2003, this resulted in an adjustment to the liabilities recorded and an increase to goodwill of $1,900 for the present value of the remaining lease payments for the vacated office space in excess of the estimated sub-lease income. The liabilities assumed in connection with this restructuring plan totaled $3,535 and are included as part of goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” In June 2004, the Company recorded expense of $311 due to lower than estimated sublease income for the vacated office space. The office space has been subleased at rates modestly below the Company’s initial estimates, due to softness in the current Chicago real estate market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as expressly indicated or unless the context otherwise requires, as used herein,“EMAK,” the “Company,” “we,” “our,” or “us,” means Equity Marketing, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Organization and Business

Equity Marketing, Inc., a Delaware corporation and subsidiaries, is a leading integrated global marketing services company based in Los Angeles, with offices in Chicago, Minneapolis, New York, Ontario (CA), London, Paris, Hong Kong and Shanghai. We focus on the design and execution of strategy-based marketing programs providing measurable results for our clients. We have expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. Our clients include Burger King Corporation, Diageo, Kellogg’s, Kohl’s, Macy’s, Nordstrom, Procter & Gamble, and Subway Restaurants, among others. We complement our core marketing services business by developing and marketing distinctive consumer products, based on emerging and evergreen licensed properties, which are sold through specialty and mass-market retailers.

Equity Marketing Hong Kong, Ltd., a Delaware corporation (“EMHK”), is a 100% owned subsidiary. EMHK manages production of our products by third parties in the Far East and currently is responsible for performing and/or procuring product sourcing, product engineering, quality control inspections, independent safety testing and export/import documentation.

Logistix Limited, a United Kingdom corporation (“Logistix”), is a 100% owned subsidiary which was acquired on July 31, 2001. Logistix is a marketing services agency which focuses primarily on assisting consumer packaged goods companies in their efforts to market to children between the ages of seven and fourteen by developing and executing premium-based promotions and by providing marketing consulting services. Logistix also derives a small portion of its revenues from a consumer products business.

Our UPSHOT division (“UPSHOT”), which was acquired on July 17, 2002 is a marketing agency, specializing in promotion, event, collaborative marketing, retail design and environmental branding.

Our SCI Promotion division (“SCI”), which was acquired on September 3, 2003, is a promotional marketing services business specializing in the development and execution of promotional campaigns that utilize purchase-with-purchase, gift-with-purchase, promotional licenses and promotional retail programs, principally for the retail department store industry.

Johnson Grossfield, Inc. (“JGI”), is a 100% owned subsidiary, the operations of which were acquired on February 2, 2004 (effective January 31, 2004). JGI is a promotional marketing services business specializing in providing custom licensed premiums for the kids marketing program of Subway Restaurants.

Overview

Despite contributions from our recent acquisitions, revenues for the second quarter of 2004 decreased $5,175 to $51,778 as compared to $56,953 recorded in the prior year. Our second quarter 2004 performance was hurt by revenue and margin shortfalls primarily in our Consumer Products segment. This was partially offset by moderate revenue growth in our Marketing Services segment as a result of our recent acquisitions of SCI and JGI, which more than offset a year-over-year decline in volumes for Burger King promotional programs. SCI and JGI combined generated approximately $5,900 of revenues during the quarter.

We recorded a net loss of $0.16 per diluted share for the second quarter of 2004 compared to net income of $0.22 per diluted share in the prior year quarter. The net loss per share was primarily attributable to the following factors:

•	A decrease in revenues and margin shortfalls in the Consumer Products segment. Sales in the Consumer Product segment decreased $6,207 from the prior year quarter and gross profit margins decreased to 20.9% of sales from 36.5% in the prior year quarter. The gross profit margin for Consumer Products was negatively impacted by pricing pressure, a higher mix of international sales which carry lower margins and a changing product sales mix. The decrease in sales was attributable to a large shipment of Kim Possible™ product in the second quart of 2003 to stock Wal-Mart for their exclusive launch of this product line.

•	Collectively, SCI and JGI were $0.05 dilutive per share. The first half of the year is seasonally SCI’s lowest. As a result, we didn’t have the sales volume to absorb the largely fixed cost structure of this business. This resulted in increased operating expenses as a percentage of revenues.

•	Charges for the integration of SCI and JGI totaling $93, or $0.01 per diluted share.

•	A restructuring charge for $105, or $0.01 per diluted share related to the realignment of centralized resources in the Marketing Services business.

•	A charge of $311, or $0.03 per diluted share due to lower than estimated sub-lease income for vacated office space in the UPSHOT business. The office space has been subleased at rates modestly below the Company’s initial estimates, due to softness in the current Chicago real estate market.

•	Operating expenses in the second quarter of 2004 include approximately $194, or $0.02 per diluted share, in non-cash expense related to grants of restricted stock units, compared with $61, or $0.01 recognized in the same period of 2003. We began using restricted stock units as our primary means of stock based compensation in the second quarter of 2003 and made additional grants at the beginning of the second quarter of 2004.

Our Burger King business performed in line with our expectations. During the quarter we implemented three domestic premium programs and two international ones. This is essentially the same number of promotional programs that we have typically produced for Burger King in the second quarter but the unit volume of the domestic programs was lower than in the past, which has reduced our total revenues and profits from this business. This decrease was partially offset by an increase in volumes in our international Burger King business. We expect the trend of lower domestic unit volumes as compared to prior years to begin to turn around towards the end of 2004 and into 2005 as a result of recent improvements in Burger King system sales of kids meals.

With the exception of the Kim Possible™ product line discussed above, sales for our other Consumer Products brands have increased. This is attributable to our expanded line-up of products. Revenues in 2003 were primarily comprised of sales of Scooby-Doo™ and Kim Possible™ product. This year we received contribution from Scooby-Doo™, Kim Possible™, from our expanded line-up of Crayola® branded bath toys, and from our newest line of toys, Baby Einstein™. As a result of the expanded product lines, we expect our Consumer Products business to grow in 2004 relative to 2003.

Due to the seasonality of our business, we expect to generate the bulk of our revenues and net income in the second half of the year.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2004	2003	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.3	73.4	73.7	73.9

Gross profit	26.7	26.6	26.3	26.1

Operating expenses:
Salaries, wages and benefits	9.7	15.3	10.9	14.7
Selling, general and administrative	11.4	11.9	11.0	11.7
Integration costs	—	0.2	—	0.1
Loss on Chicago lease	—	0.6	—	0.3
Restructuring charge	—	0.2	—	0.1

Total operating expenses	21.1	28.2	21.9	26.9

Income (loss) from operations	5.6	(1.6)	4.4	(0.8)
Other income (expense), net	0.4	(0.1)	0.3	(0.3)

Income (loss) before provision for income taxes	6.0	(1.7)	4.7	(1.1)
Provision (benefit) for income taxes	2.2	(0.7)	1.7	(0.4)

Net income (loss)	3.8%	(1.0)%	3.0%	(0.7)%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 (In Thousands):

Revenues

Revenues for the three months ended June 30, 2004 decreased $5,175, or 9.1%, to $51,778 from $56,953 in the comparable period in 2003. Marketing Services revenues increased $1,032, or 2.2%, to $47,195 primarily as a result of increased revenues resulting from the SCI and JGI Acquisitions. The increase in Marketing Services revenues was also attributable to net foreign currency translation impact which contributed approximately $734 to revenues for Logistix versus the prior year period average exchange rates. Revenues for the Burger King business decreased as the volume of units for domestic promotional programs were lower compared to the same period in 2003.

The results for 2003 exclude SCI (acquired September 3, 2003) and JGI (acquired February 2, 2004). Excluding the impact of the SCI and JGI Acquisitions, Marketing Services revenues decreased 10.5% for the three months ended June 30, 2004 compared to the same period in 2003. SCI and JGI combined generated approximately $5,900 of revenues during the quarter.

Consumer Product revenues decreased $6,207, or 57.5%, to $4,583. The decrease is primarily attributable to a significant one-time stocking of Kim Possible™ merchandise in the second quarter 2003. Our Kim Possible™ line was launched in the second quarter of 2003 as a Wal-Mart exclusive. The decrease in Kim Possible™ product was partially offset by increased international sales of Scooby-Doo™ product, the continued growth of Crayola® branded bath toys, and the addition of the Baby Einstein™ products. Our second quarter 2003 Consumer Product revenues were primarily comprised of Kim Possible™, Scooby-Doo™ and Crayola® product. In January 2004, we also began distributing the first toy products based upon Baby Einstein™, the best selling brand of videos specifically designed for infants and toddlers. We have granted exclusive distribution to Target and Babies R Us for 2004. The growth in our Crayola® line of bath toys, which was launched in the second half of 2003, was attributable to an expanded product line and expanded distribution channels. The growth in Scooby-Doo™ revenues for the quarter was the result of international sales, which is attributable to the brand receiving more exposure on television in Europe and Latin America.

Cost of sales and gross profit

Cost of sales decreased $3,751 to $38,015 (73.4% of revenues) for the three months ended June 30, 2004 from $41,766 (73.3% of revenues) in the comparable period in 2003 due to the lower sales volume in 2004.

The gross margin percentage slightly decreased to 26.6% for the three months ended June 30, 2004 from 26.7% in the comparable period for 2003. This decrease is the result of a decrease in Consumer Products gross margins. The gross profit percentage for Marketing Services for the three months ended June 30, 2004 increased to 27.1% compared to 24.4% for the comparable period in 2003. This increase is attributable to an increase in the relative mix of non-Burger King business, which tends to carry higher gross profit margins. The gross profit percentage for Consumer Products decreased to 20.9% for the three months ended June 30, 2004 from 36.5% in the comparable period in 2003. This decrease is primarily the result of pricing pressure, a higher mix of international sales which carry lower margins and a changing product sales mix. International sales, which are sold through distributors who bear more of the risk and incur the bulk of the selling expenses, tend to carry lower gross margins than domestic sales.

Salaries, wages and benefits

Salaries, wages and benefits increased $2,363, or 42.7%, to $7,900 (15.3% of revenues) for the three months ended June 30, 2004 from $5,537 (9.7% of revenues) in the comparable period for 2003. This increase was primarily attributable to the addition of approximately 55 employees from the SCI and JGI Acquisitions as well as annual employee merit pay increases and additional compensation expense resulting from grants of restricted stock units.

Salaries, wages and benefits increased as a percentage of revenues from 9.7% to 15.3% as a result of the revenue decrease. The first half of the year is seasonally SCI’s lowest. As a result, we didn’t have the sales volume to absorb the largely fixed cost structure of this business. In addition, the reduction in Burger King unit volume had a significant impact on this metric, as our staffing levels required to service this account are largely fixed.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $325, or 5%, to $6,160 (11.9% of revenues) for the three months ended June 30, 2004 from $6,485 (11.4% of revenues) in the comparable period for 2003. The decrease is attributable to lower selling expenses associated with a decrease in sales compared to the second quarter 2003. The decrease was partially offset by additional operating expenses resulting from the SCI and JGI Acquisitions.

Selling, general and administrative expenses increased as a percentage of revenues from 11.4% to 11.9% as a result of the revenue decrease. The first half of the year is seasonally SCI’s lowest. As a result, we didn’t have the sales volume to absorb the largely fixed cost structure of this business. In addition, the reduction in Burger King unit volume had a significant impact on this metric, as our cost structure required to service this account is largely fixed.

Integration costs

We recorded integration costs of $93 (0.2% of revenues) for the three months ended June 30, 2004. These are primarily travel, training and consulting costs directly related to the integration of SCI and JGI.

Loss on Chicago lease

We recorded a charge for the loss on the Chicago office lease of $311 (0.6% of revenues) for the three months ended June 30, 2004. This is due to lower than estimated sublease income for vacated office space in the Upshot business. The office space has been subleased at rates modestly below our initial estimates, due to softness in the current Chicago real estate market.

Restructuring charge

We recorded a restructuring charge of $105 (0.2% of revenues) for the three months ended June 30, 2004. This is associated with the realignment of centralized resources in our Marketing Services business.

Other income (expense)

Net other income (expense) decreased $273 to $(68) for the three months ended June 30, 2004 from $205 in the comparable period for 2003. This decrease was due to modest foreign currency transaction losses in 2004 as compared to foreign currency gains recorded in 2003 due to the strengthening of the British pound relative to the U.S. dollar.

Provision (benefit) for taxes

The effective tax rate for the three months ended June 30, 2004 was 39.4 % compared to 36.5% for the same period in 2003. The increase in the effective tax rate is the result of a net loss being generated domestically in 2004 relative to net income in 2003 which was primarily generated internationally in territories which have more favorable tax rates.

Net income (loss)

Net income (loss) decreased $2,670 to a net loss of $530 ((1.0)% of revenues) in 2004 from net income of $2,140 (3.8% of revenues) in 2003 primarily due to lower sales and increased salaries, wages and benefits attributable to the SCI and JGI Acquisitions.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003 (In Thousands):

Revenues

Revenues for the six months ended June 30, 2004 decreased $930, or 0.9%, to $103,590 from $104,520 in the comparable period in 2003. Marketing Services revenues increased $3,685, or 4.1%, to $93,683 primarily as a result of increased revenues resulting from the SCI and JGI Acquisitions. The increase in Marketing Services revenues was also attributable to additional revenues generated by our Logistix subsidiary. Our Logistix business had increased revenues from Kellogg’s promotional programs compared to the same period in 2003. In addition, net foreign currency translation impact contributed approximately $2,200 to revenues for Logistix versus the prior year period average exchange rates. Revenues for the Burger King business decreased as the volume of units for domestic promotional programs were lower compared to the same period in 2003.

The results for 2003 exclude SCI (acquired September 3, 2003) and JGI (acquired February 2, 2004). Excluding the impact of the SCI and JGI Acquisitions, Marketing Services revenues decreased 8.5% for the six months ended June 30, 2004 compared to the same period in 2003. SCI and JGI combined generated approximately $10,700 of revenues in the current year period.

Consumer Product revenues decreased $4,615, or 31.8%, to $9,907. The decrease is primarily attributable to a significant one-time stocking of Kim Possible™ merchandise in the first half of 2003. Our Kim Possible™ line was launched in the first half of 2003 as a Wal-Mart exclusive; distribution expanded to other major retailers beginning in January 2004. The decrease was partially offset by increased international sales of Scooby-Doo™ product, the continued growth of Crayola® branded bath toys, and the addition of the Baby Einstein™ products. Revenues for the first half of 2003 were primarily comprised of Scooby-Doo™ , Crayola® and Kim Possible™ product. In January 2004, we also began distributing the first toy products based upon Baby Einstein™, the best selling brand of videos specifically designed for infants and toddlers. We have granted exclusive distribution to Target and Babies R Us for 2004. The growth in our Crayola® line of bath toys, which was launched in the second half of 2003, was attributable to an expanded product line and expanded distribution channels. The growth in Scooby-Doo™ revenues for the first half was the result of international sales, which is attributable to the brand receiving more exposure on television in Europe and Latin America.

Cost of sales and gross profit

Cost of sales decreased $466 to $76,587 (73.9% of revenues) for the six months ended June 30, 2004 from $77,053 (73.7% of revenues) in the comparable period in 2003 due to the lower sales volume in 2004.

The gross margin percentage decreased to 26.1% for the six months ended June 30, 2004 from 26.3% in the comparable period for 2003. This decrease is the result of a decrease in Consumer Product gross margins. The gross profit percentage for Marketing Services for the six months ended June 30, 2004 increased to 26.0% compared to 24.6% for the comparable period in 2003. This increase is attributable to an increase in the relative mix of non-Burger King business, which tends to carry higher gross profit margins. The gross profit percentage for Consumer Products decreased to 26.3% for the six months ended June 30, 2004 from 36.5% in the comparable period in 2003. This decrease is primarily the result of pricing pressure, a higher mix of international sales which carry lower margins and a changing product sales mix. International sales, which are sold through distributors who bear more of the risk and incur the bulk of the selling expenses, tend to carry lower gross margins than domestic sales.

Salaries, wages and benefits

Salaries, wages and benefits increased $3,779, or 33.2%, to $15,177 (14.7% of revenues) for the six months ended June 30, 2004 from $11,398 (10.9% of revenues) in the comparable period for 2003. This increase was primarily attributable to the addition of approximately 55 employees from the SCI and JGI Acquisitions as well as annual employee merit pay increases and additional compensation expense resulting from grants of restricted stock units.

Salaries, wages and benefits increased as a percentage of revenues from 10.9% to 14.7% as a result of the revenue decrease. The first half of the year is seasonally SCI’s lowest. As a result, we didn’t have the sales volume to absorb the largely fixed cost structure of this business. In addition, the reduction in Burger King unit volume had a significant impact on this metric, as our staffing levels required to service this account are largely fixed.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $546, or 4.7%, to $12,056 (11.7% of revenues) for the six months ended June 30, 2004 from $11,510 (11.0% of revenues) in the comparable period for 2003. The increase is primarily the result of additional operating expenses resulting from the SCI and JGI Acquisitions.

Selling, general and administrative expenses increased as a percentage of revenues from 11.0% to 11.7% as a result of the revenue decrease. The first half of the year is seasonally SCI’s lowest. As a result, we didn’t have the sales volume to absorb the largely fixed cost structure of this business. In addition, the reduction in Burger King unit volume had a significant impact on this metric, as our cost structure required to service this account is largely fixed.

Integration costs

We recorded integration costs of $136 (0.1% of revenues) for the six months ended June 30, 2004. These are primarily travel, training and consulting costs directly related to the integration of SCI and JGI.

Loss on Chicago lease

We recorded a charge for the loss on the Chicago office lease of $311 (0.3% of revenues) for the six months ended June 30, 2004. This is due to lower than estimated sublease income for vacated office space in the Upshot business. The office space has been subleased at rates modestly below our initial estimates, due to softness in the current Chicago real estate market.

Restructuring charge

We recorded a restructuring charge of $105 (0.1% of revenues) for the six months ended June 30, 2004. This is associated with the realignment of centralized resources in our Marketing Services business.

Other income (expense)

Net other income (expense) decreased $667 to $(360) for the six months ended June 30, 2004 from $307 in the comparable period for 2003. This decrease was due to foreign currency transaction losses as a result of the strengthening Euro relative to the British Pound. The growth in the pan-European business at Logistix during the first quarter of 2004 surpassed the currency hedges in place covering the British pound against the Euro.

Provision (Benefit) for taxes

The effective tax rate for the six months ended June 30, 2004 was 39.1% compared to 36.5% for the same period in 2003. The increase in the effective tax rate is the result of a net loss being generated domestically in 2004 relative to net income in 2003 which was primarily generated internationally in territories which have more favorable tax rates.

Net income (loss)

Net income (loss) decreased $3,814 to a net loss of $696 ((0.7)% of revenues) in 2004 from net income of $3,118 (3.0% of revenues) in 2003 primarily due to increased salaries, wages and benefits and selling, general and administrative expenses attributable to the acquisitions of SCI and JGI. The decrease is also the result of foreign currency transaction losses as a result of the strengthening Euro relative to the British pound.

Financial Condition and Liquidity

Our financial position remained strong in the second quarter of 2004 and we extended the maturity of our $35,000 credit facility with Bank of America through June 30, 2005. See “Credit Facility” below. At June 30, 2004, we had no debt; and cash, cash equivalents and marketable securities were $14,248, compared to $19,291 as of December 31, 2003. The decrease in cash, cash equivalents and marketable securities was attributable to the JGI Acquisition, purchases of fixed assets and the payment of current liabilities, partially offset by the collection of receivables.

As of June 30, 2004, our net accounts receivable decreased $7,398 to $29,367 from $36,765 at December 31, 2003. This decrease is a result of the lower level of sales volume in the second quarter compared to the fourth quarter of 2003. Historically, second quarter sales are substantially lower than sales in the fourth quarter, which tends to be the highest volume quarter of the year. This decrease was partially offset by additional receivables acquired as a result of the JGI Acquisition.

As of June 30, 2004, inventories decreased $859 to $14,240 from $15,099 at December 31, 2003. This decrease in inventories is primarily the result of the timing of promotional programs expected to be delivered later in the third quarter of 2004 relative to the first quarter of 2004. This decrease was partially offset by an increase in Consumer Products inventories as a result of the addition of new product lines which were introduced in 2004. The decrease was also partially offset by additional inventories acquired as a result of the JGI Acquisition. Marketing Services inventories represent 62% and 71% of total inventories as of June 30, 2004 and December 31, 2003, respectively. Promotional product inventory used in Marketing Services generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of June 30, 2004, accounts payable decreased $3,948 to $24,917 from $28,865 at December 31, 2003. This decrease is associated with the payment of liabilities related to fourth quarter 2003 promotional programs. This decrease was partially offset by additional payables as a result of the JGI Acquisition.

As of June 30, 2004, accrued liabilities decreased $3,572 to $13,623 from $17,195 at December 31, 2003. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies during the fourth quarter of 2003 on behalf of promotional customers, as well as, the payment of royalties and income taxes. This decrease was partially offset by additional accrued liabilities as a result of the JGI Acquisition.

As of June 30, 2004, working capital was $23,699 compared to $29,447 at December 31, 2003. Cash flows provided by operations for the six months ended June 30, 2004 were $1,274 compared to cash used of $(4,997) in the prior year. Cash flows used in operations in the first half of 2003 were impacted by the reduction of current assets and liabilities to more normalized levels subsequent to the West Coast port dispute which caused shipping delays in the fourth quarter of 2002. These shipping delays resulted in higher than normal levels of receivables and payables as of December 31, 2002. Cash flows used in investing activities for the six months ended June 30, 2004 were $6,841 compared to $1,857 in the prior year. This increase is the result of the JGI Acquisition and increased purchases of fixed assets partially offset by reduced purchases of marketable securities. Cash flows used by financing activities for the six months ended June 30, 2004 were $798 compared to $1,206 in the prior year primarily as a result of a decrease in the repurchase of treasury stock and an increase in proceeds from the exercise of stock options.

Our current strategy and business plan calls for the consummation of additional acquisitions as well as the continued repurchase of our common stock. We plan to evaluate the level of such expenditures in the context of the capital available to us and to changing market conditions.

As of the date hereof, we believe that cash from operations, cash on hand at June 30, 2004 and our credit facility will be sufficient to fund our working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of June 30, 2004 are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total
Operating Leases	$2,655	$4,777	$4,224	$4,018	$3,614	$6,183	$25,471
Guaranteed Royalties	1,714	4,271	2,546	1,076	—	—	9,607
Employment Agreements	1,096	600	325	325	200	1,800	4,346

Total	$5,465	$9,648	$7,095	$5,419	$3,814	$7,983	$39,424

License agreements for certain copyrights and trademarks in the Consumer Products segment require minimum commitments for advertising over the respective terms of the licenses. The commitment for advertising expenditures is determined as a percentage of the sales (typically up to 10 percent) of certain licensed properties over the terms of their respective agreements.

We had no material commitments for capital expenditures at June 30, 2004. Letters of credit outstanding as of December 31, 2003 and June 30, 2004 totaled $823 and $3,803, respectively.

Credit Facilities

On April 24, 2001, we signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. The credit facility is secured by substantially all of our assets and provides for a line of credit of up to $35,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. We are also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002, November 14, 2003, April 26, 2004 and August 12, 2004, certain covenants under the facility were amended. As of June 30, 2004, we were in compliance with the amended restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of June 30, 2004, there were no amounts outstanding under the Facility except for letters of credit of $3,803.

In addition to the Facility, in October, 2003 our Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases from Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. As of December 31, 2003, advances outstanding under this facility totaled approximately $626 and were recorded in accounts payable in the accompanying consolidated balance sheet. As of June 30, 2004, no amounts were outstanding under this facility.

Acquisitions

On September 3, 2003, we acquired substantially all of the assets of SCI Promotion Group, LLC (“SCI-LLC”), a privately held promotional marketing services company based in Ontario, California (the “SCI Acquisition”). We financed the SCI Acquisition through our existing cash reserves. The SCI Acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among EMAK, SCI-LLC and Joseph J. Schmidt, III (the “Purchase Agreement”). Under the terms of the Purchase Agreement, we acquired substantially all of the assets of SCI-LLC for a cash purchase price of approximately $5,900 (before the closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, we paid $5,683 in cash plus related transaction costs of $538. We also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. The additional consideration, if any, will be recorded as goodwill. Based on the results for 2003, additional consideration of $800 was earned and recorded as goodwill.

On February 2, 2004, we acquired certain assets of Johnson Grossfield, Inc.(“JGI-MN”) a privately held promotional marketing services company based in Minneapolis, Minnesota (the “JGI Acquisition”). We financed the JGI Acquisition through our existing cash reserves. The JGI Acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, Johnson Grossfield, Inc., a Delaware corporation wholly owned by us (“JGI”), JGI-MN, Marc Grossfield and Thom Johnson (the “Purchase Agreement”). Under the terms of the Purchase Agreement, we purchased the assets of JGI-MN’s promotional agency business for approximately $4,600 in cash and 35,785 shares of our common stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. We also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. The additional consideration, if any, will be recorded as goodwill.

Issuance of Preferred Stock

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in EMAK in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, we granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per share, respectively. On June 20, 2000, Crown paid us an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, we granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock was convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, we agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on June 30, 2005. Two payments of $62.5 each were made during the quarter ended June 30, 2004.

On March 19, 2004, we entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would have been convertible into 916,666 shares of Common Stock). The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per share, respectively. Of each tranch, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in EMAK, and we obtained an elimination of the preferred rights and preferences as well as the preferred dividend associated with the now eliminated Series B Stock and Series C Stock. The exchange was recorded as a reduction to preferred stock of $531 and an increase to additional paid–in-capital of $487, net of transaction costs of $44.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series A Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended June 30, 2004 totaled $375 and were paid in June 2004.

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

Stock Repurchase

On July 21, 2000, our Board of Directors authorized up to $10,000 for the repurchase of our common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, we spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, our Board of Directors authorized up to an additional $10,000 for the repurchase of our common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, we spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, our Board of Directors authorized up to an additional $10,000 for the repurchase of our common stock. We spent $3,505 to repurchase 267,650 shares at an average price of $13.10 per share including commissions under this authorization through June 30, 2004. The duration of the current buyback program is indefinite; provided, however, that our Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when we are not in a quiet period. We may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, we has spent $15,540 to purchase a total of 1,245,959 shares at an average price of $12.47 per share including commissions through June 30, 2004. This repurchase program is being funded through working capital.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and FIN 46 (revised) did not have an impact on our results of operations or financial position.

In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. We currently use the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed in Note 2 to the consolidated financial statements. We are currently determining what impact the proposed statement would have on our results of operations or financial position.

In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is other-than-temporary. EITF Issue No. 03-1 shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. We believe the adoption of EITF Issue No. 03-1 will not have a material impact on our results of operations or financial position.

In April 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after June 30, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. We have adopted EITF 03-6 for the quarter ended June 30, 2004. Earnings per diluted common share were reduced by $0.06 for the second quarter of 2003, to $0.22 from $0.28 as reported in the prior year. The earnings results per diluted common share were reduced by $0.09 for the six months ending June 30, 2003, to $0.31 from $0.40 as reported in the prior year. EITF 03-6 had no impact on 2004 per share amounts because of the net loss.

Cautionary Statements and Risk Factors

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect our financial condition and results of operations.

•	Concentration risk associated with accounts receivable. We regularly extend credit to several distribution companies in connection with our business with Burger King and more recently to a subsidiary of Burger King’s purchasing cooperative which is expected to increase to 70% of our sales to the Burger King system by the end of 2004.

•	Dependence on nonrenewable product orders by Burger King, which promotions are in effect for a limited period of time.

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect our financial condition and results of operations.

•	Significant quarter-to-quarter variability in revenues and net income, which may result in operating results below the expectations of securities analysts and investors.

•	Increased competitive pressure, which may affect our sales of products and services.

•	Dependence on foreign manufacturers, which may increase the costs of our products and affect the demand for such products.

•	Variations in product costs due to fluctuations in raw materials prices, including plastic resin.

Financing Risks

•	Currency fluctuations, which may affect our suppliers and reportable income.

Other Risks

•	Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recall.

•	Potential negative impact of past or future acquisitions, which may disrupt our ongoing business, distract senior management and increase expenses (including risks associated with the financial condition and integration of the SCI and JGI businesses which we recently acquired).

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations.

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs.

•	Strike and other labor disputes which may negatively impact the distribution channels for our products.

•	Exposure to liabilities for minimum royalty commitments in connection with license agreements for entertainment properties. We enter into significant minimum royalty commitments from time to time in connection with its consumer products business.

•	Potential negative impact of Severe Acute Respiratory Syndrome (“SARS”), which could adversely affect our vendors in the Far East.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the second quarter of 2004, EMAK repurchased its common stock in the open market as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the Program
Period	SharesPurchased	per Share	Program	(in thousands)
April 1 – April 30	—	$—	—	$6,706
May 1 – May 31	2,200	12.97	2,200	6,678
June 1 – June 30	14,350	12.69	14,350	6,495

Total	16,550	$12.73	16,550	$6,495

In July 2002, EMAK’s board of directors approved a share repurchase program of up to $10,000. Through June 30, 2004, EMAK repurchased 267,650 shares at a cost of $3,505 pursuant to this program. In the first half of 2004, EMAK repurchased 16,550 shares at a cost of $211 pursuant to this program. EMAK’s share repurchase program has no expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 20, 2004. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were approved by the stockholders:

		Votes For	Votes Withheld
1.	Election of Directors by holders of Common Stock
	Howard D. Bland	5,343,269	7,800
	Sanford R. Climan	5,343,269	7,800
	Jonathan D. Kaufelt	5,343,219	7,850
	Donald A. Kurz	5,342,569	8,500
	Alfred E. Osborne Jr.	5,343,269	7,800
	Bruce Raben	5,343,269	7,800
	Stephen P. Robeck	5,108,084	242,985
2.	Election of Director by holders of Series A Preferred Stock
	Jeffrey S. Deutschman	25,000	—

		Votes For	Votes Against	Abstain
3.	Amendment of Certificate of Incorporation to change name to EMAK Worldwide, Inc.	7,030,394	2,100	13,490
4.	Amendment of Certificate of Incorporation to decrease authorized shares of common stock from 50 million to 25 million	7,031,444	100	14,440
5.	Approval of 2004 Non-Employee Director Stock Incentive Plan	4,261,238	446,234	114,920
6.	Approval of 2004 Stock Incentive Plan	4,125,465	581,843	115,084
7.	Ratification of PricewaterhouseCooper s LLP as independent registered public accounting firm	7,031,794	650	13,540

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2004 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MARKETING, INC.

Date August 16, 2004	/s/ ZOHAR ZIV

Zohar Ziv
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)