Form 10-Q
period 2004-09-30
EMAK Worldwide, Inc.
filed 2004-11-15
CIK 911151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 23346

EMAK WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3534145 (I.R.S. Employer Identification No.)

6330 San Vicente Blvd. Los Angeles, CA (Address of principal executive offices)	90048 (Zip Code)

(323) 932-4300
(Registrant’s telephone number, including area code)

Equity Marketing, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.001 par value, 5,758,888 shares as of November 11, 2004.

EMAK WORLDWIDE, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
September 30, 2004

Cautionary Statement

Certain expectations and projections regarding our future performance discussed in this quarterly report are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with our operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements and Risk Factors.”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)
(UNAUDITED)

	December 31,	September 30,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,291	$8,057
Accounts receivable (net of allowances of $2,143 and $1,842 as of December 31, 2003 and September 30, 2004, respectively)	36,765	36,691
Inventories (Note 2)	15,099	19,266
Prepaid expenses and other current assets	4,352	4,699

Total current assets	75,507	68,713
Fixed assets, net	3,809	3,621
Goodwill (Notes 2 and 6)	41,893	44,325
Other intangibles, net (Notes 2 and 6)	1,252	3,250
Other assets	5,869	6,431

Total assets	$128,330	$126,340

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2003	2004
CURRENT LIABILITIES:
Short-term Debt	$626	$1,489
Accounts payable	28,239	29,332
Accrued liabilities	17,195	15,056

Total current liabilities	46,060	45,877
LONG-TERM LIABILITIES	5,555	4,797

Total liabilities	51,615	50,674

COMMITMENTS AND CONTINGENCIES (Note 9)

Mandatorily redeemable preferred stock, Series A senior cumulative participating convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	22,518

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series A issued and outstanding	—	—
Common stock, $.001 par value per share, 50,000,000 and 25,000,000 shares authorized, 5,684,953 and 5,758,888 shares outstanding as of December 31, 2003 and September 30, 2004, respectively	—	—
Additional paid-in capital	23,886	27,497
Retained earnings	45,138	42,424
Accumulated other comprehensive income	3,334	3,500

	72,358	73,421
Less—
Treasury stock, 3,150,708 and 3,167,258 shares, at cost, as of December 31, 2003 and September 30, 2004, respectively (Note 4)	(17,458)	(17,669)
Unearned compensation	(1,234)	(2,604)

Total stockholders’ equity	53,666	53,148

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$128,330	$126,340

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
REVENUES	$48,948	$58,055	$153,468	$161,645
COST OF SALES	35,513	45,645	112,566	122,232

Gross profit	13,435	12,410	40,902	39,413

OPERATING EXPENSES:
Salaries, wages and benefits	6,141	7,986	17,539	23,163
Selling, general and administrative	5,546	6,087	17,056	18,143
Integration costs	—	—	—	136
Loss on Chicago lease	—	—	—	311
Restructuring charge (gain)	—	(25)	—	80

Total operating expenses	11,687	14,048	34,595	41,833

Income (loss) from operations	1,748	(1,638)	6,307	(2,420)
OTHER INCOME (EXPENSE), net	188	179	495	(181)

Income (loss) before provision (benefit) for income taxes	1,936	(1,459)	6,802	(2,601)
PROVISION (BENEFIT) FOR INCOME TAXES	609	(566)	2,357	(1,012)

NET INCOME (LOSS)	1,327	(893)	4,445	(1,589)
PREFERRED STOCK DIVIDENDS	375	375	1,125	1,125
UNDISTRIBUTED EARNINGS ALLOCATED TO PARTICIPATING PREFERRED STOCK	217	—	759	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$735	$(1,268)	$2,561	$(2,714)

BASIC INCOME (LOSS) PER SHARE	$0.13	$(0.22)	$0.45	$(0.47)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,750,736	5,758,888	5,719,677	5,752,287

DILUTED INCOME (LOSS) PER SHARE	$0.12	$(0.22)	$0.42	$(0. 47)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,160,484	5,758,888	6,029,523	5,752,287

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
NET INCOME (LOSS)	$1,327	$(893)	$4,445	$(1,589)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments (Note 2)	34	(93)	540	227
Unrealized gain (loss) on foreign currency forward contracts (Note 2)	67	(267)	(109)	(61)

COMPREHENSIVE INCOME (LOSS)	$1,428	$(1,253)	$4,876	$(1,423)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,445	$(1,589)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,434	1,529
Provision for doubtful accounts	232	147
Gain on disposal of fixed assets	(19)	—
Tax benefit from exercise of stock options	75	65
Amortization of restricted stock	259	621
Other	—	(13)
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	17,664	1,948
Inventories	(381)	(3,408)
Prepaid expenses and other current assets	738	(1,195)
Other assets	(837)	(556)
Accounts payable	(15,160)	497
Accrued liabilities	(11,369)	(2,926)
Long-term liabilities	85	(758)

Net cash used in operating activities	(2,834)	(5,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(527)	(1,080)
Proceeds from sale of fixed assets	74	20
Purchase of marketable securities	(1,500)	—
Payment for purchase of SCI, net of cash acquired of $162	(6,075)	—
Payment for purchase of JGI	—	(4,614)

Net cash used in investing activities	(8,028)	(5,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	863
Payment of preferred stock dividends	(1,125)	(1,125)
Purchase of treasury stock	(974)	(211)
Proceeds from exercise of stock options	935	538

Net cash provided by (used in) financing activities	(1,164)	65

Net decrease in cash and cash equivalents	(12,026)	(11,247)
Effects of exchange rate changes on cash and cash equivalents	(1)	13
CASH AND CASH EQUIVALENTS, beginning of period	25,833	19,291

CASH AND CASH EQUIVALENTS, end of period	$13,806	$8,057

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$164	$148

Income taxes, net of refunds	$3,275	$77

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (“EMAK” or the “Company”), is a leading marketing services company based in Los Angeles, with offices in Chicago, Minneapolis, New York, Ontario (CA), London, Paris, Hong Kong and Shanghai. The Company focuses on the design and execution of strategy-based marketing programs, with particular expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, and environmental branding. The Company’s clients include Burger King Corporation, Kellogg’s, Kohl’s, Macy’s, Nordstrom, Procter & Gamble, and Subway Restaurants, among others. The Company complements its core marketing services business by developing and marketing distinctive consumer products, based on emerging and evergreen licensed properties, which are sold through specialty and mass-market retailers. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the United States dollar.

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

The Company’s Upshot division (“Upshot”), which was acquired on July 17, 2002, is a marketing agency, specializing in promotion, event, collaborative marketing, retail design and environmental branding.

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

Certain reclassifications have been made to the condensed consolidated balance sheet as December 31, 2003 to conform it to the 2004 presentation. Advances under an import/letter of credit facility (see Note 3) which were originally recorded as accounts payable as of December 31, 2003 have been reclassified to short-term debt.

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an antidilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the three and nine month periods ended September 30, 2004. Options to purchase 1,146,666 and 2,108,666 shares of common stock, $.001 par value per share (the “Common Stock”), as of September 30, 2003 and 2004, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three and nine months ended September 30, 2003 and 2004, preferred stock convertible into 1,694,915 shares of common stock was excluded from the computation of diluted EPS as it would have been anti-dilutive.

Earnings per share for the third quarter and nine months ended September 30, 2003 reflect a restatement pursuant to Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 requires that companies with participating securities calculate earnings per share using a two-class method. The Company’s cumulative participating mandatorily redeemable preferred stock qualifies as “participating securities” since it is entitled to dividends declared on the Company’s common stock; therefore, EITF 03-6 requires the allocation of a portion of undistributed earnings to preferred stock. As a result, earnings per basic common share were reduced by $0.04 for the third quarter of 2003, to $0.13 from $0.17 as reported in the prior year. The earnings per diluted common share were reduced by $0.03 for the third quarter of 2003, to $0.12 from $0.15 as reported in the prior year. The earnings results per basic common share were reduced by $0.13 for the nine months ending September 30, 2003, to $0.45 from $0.58 as reported in the prior year. The earnings results per diluted common share were reduced by $0.13 for the nine months ending September 30, 2003, to $0.42 from $0.55 as reported in the prior year. EITF 03-6 had no impact on 2004 per share amounts because of the net loss.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” and EITF 03-6:

	For the Three Months Ended September 30,
	2003			2004
	Income	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to common stockholders	$735	5,750,736	$0.13	$(1,268)	5,758,888	$(0.22)

Effect of dilutive securities:
Options and warrants		331,598
Restricted stock units	—	78,150		—	—

Dilutive EPS:
Income (loss) available to common stockholders and assumed conversion	$735	6,160,484	$0.12	$(1,268)	5,758,888	$(0.22)

	For the Nine Months Ended September 30,
	2003			2004
	Income	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to common stockholders	$2,561	5,719,677	$0.45	$(2,714)	5,752,287	$(0.47)

Effect of dilutive securities:
Options and warrants		258,912
Restricted stock units	—	50,934		—	—

Dilutive EPS:
Income (loss) available to common stockholders and assumed conversion	$2,561	6,029,523	$0.42	$(2,714)	5,752,287	$(0.47)

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2003 and September 30, 2004, inventories consisted of the following:

	December 31,	September 30,
	2003	2004
Production-in-process	$3,363	$1,573
Finished goods	11,736	17,693

	$15,099	$19,266

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction gains included in net income (loss) for the quarters ended September 30, 2003 and 2004 were $179 and $186, respectively. Transaction gains or (losses) included in net income (loss) for the nine months ended September 30, 2003 and 2004 were $507 and $(136), respectively.

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

The Company uses derivatives to manage exposures to foreign currency. The Company’s objective for holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (expense) in the condensed consolidated statements of operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to eleven months in original maturity.

The Company’s Logistix subsidiary entered into foreign currency forward contracts aggregating GBP 7,481 to sell Euros in exchange for British pounds and United States dollars and to sell British pounds in exchange for United States dollars. The contracts will expire by August 4, 2005. At September 30, 2004, the foreign currency forward contracts had an estimated fair value of $(112). The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2004. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

The Company’s JGI subsidiary entered into foreign currency forward contracts aggregating $412 to sell Canadian dollars in exchange for United States dollars. The contracts will expire by January 31, 2005. At September 30, 2004, the foreign currency forward contracts had an estimated fair value of $(20).

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

The change in the carrying amount of goodwill from $41,893 as of December 31, 2003 to $44,325 as of September 30, 2004 reflects: a foreign currency translation adjustment of $178, an adjustment to reflect the net increase to goodwill for the SCI acquisition of $932 (see Note 6) and $1,322 for the acquisition of JGI (see Note 6). Of the goodwill balance, $0 relates to the consumer products segment and $44,325 relates to the marketing services segment.

Identifiable intangibles of $1,252 as of December 31, 2003 and, $3,250 as of September 30, 2004 a portion of which are subject to amortization, are included in other intangibles in the condensed consolidated balance sheets.

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

As of September 30, 2004, the Company had three stock-based compensation plans — the 2000 Stock Option Plan, the 2004 Stock Incentive Plan and the 2004 Non-Employee Director Stock Incentive Plan. In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income (loss) available to common stockholders — as reported	$735	$(1,268)	$2,561	$(2,714)
Less:
Compensation expense (a)	398	119	1,236	442

Net income (loss) available to common stockholders — pro forma	$337	$(1,387)	$1,325	$(3,156)

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$0.13	$(0.22)	$0.45	$(0.47)
Pro forma basic earnings (loss) per share	$0.06	$(0.24)	$0.23	$(0.55)
Diluted earnings (loss) per share, as reported	$0.12	$(0.22)	$0.42	$(0.47)
Pro forma diluted earnings (loss) per share	$0.05	$(0.24)	$0.22	$(0.55)

(a)	Determined under fair value based method for all awards, net of tax.

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

In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. The Company currently uses the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed above under “Stock-Based Compensation” in this Note 2 to the condensed consolidated financial statements. The effective date of the proposed standard is for periods beginning after June 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations or financial position.

In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is other-than-temporary. EITF Issue No. 03-1 shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. The adoption of EITF Issue No. 03-1 did not have a material impact on the Company’s results of operations or financial position because the Company does not have any investments in marketable securities as September 30, 2004.

In April 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. The Company has adopted EITF 03-6 for the quarter ended June 30, 2004. As a result, earnings per basic common share were reduced by $0.04 for the third quarter of 2003, to $0.13 from $0.17 as reported in the prior year. The earnings per diluted common share were reduced by $0.03 for the third quarter of 2003, to $0.12 from $0.15 as reported in the prior year. The earnings results per basic common share were reduced by $0.13 for the nine months ending September 30, 2003, to $0.45 from $0.58 as reported in the prior year. The earnings results per diluted common share were reduced by $0.13 for the nine months ending September 30, 2003, to $0.42 from $0.55 as reported in the prior year. EITF 03-6 had no impact on 2004 per share amounts because of the net loss.

In September 2004, the consensus of EITF Issue No. 04-10, "Applying Paragraph 19 of FASB Statement No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The provisions of EITF Issue No. 04-10 are effective for fiscal years ending after October 13, 2004. The Company is currently in the process of determining the impact of this consensus on its financial results.

NOTE 3 — LINE OF CREDIT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002, November 14, 2003, April 26, 2004, August 12, 2004 and November 15, 2004, certain covenants under the facility were amended. As of September 30, 2004, the Company was in compliance with the amended restrictions and covenants. In addition to amending certain covenants, the November 15, 2004 amendment imposed a temporary $12,000 cap on total outstanding borrowings and letters of credit. Bank of America will reassess the cap in December 2004. This amendment also increases the maximum interest rate on outstanding borrowings by 0.25 percent. The Facility may be used for working capital and acquisition financing purposes. As of September 30, 2004, there were no borrowings outstanding under the Facility. Letters of credit outstanding under the Facility as of December 31, 2003 and September 30, 2004 totaled $823 and $3,358, respectively.

In addition to the Facility, in October, 2003 the Company’s Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases from Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. As of December 31, 2003 and September 30, 2004, advances outstanding under this facility totaled approximately $626 and $1,489, respectively, and were recorded in short-term debt in the accompanying condensed consolidated balance sheet.

NOTE 4 — STOCK REPURCHASE

On July 21, 2000, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, the Company spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $3,505 to repurchase 267,650 shares at an average price of $13.10 per share including commissions under this authorization through September 30, 2004. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program periodically. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, the Company has spent $15,540 to purchase a total of 1,245,959 shares at an average price of $12.47 per share including commissions through September 30, 2004. There were no purchases for the quarter ended September 30, 2004. This repurchase program is being funded through working capital.

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

Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation expense, restructuring charges/gains, integration costs, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventory, receivables, goodwill and other intangibles. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.

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

Industry Segments

	As of and For the Three Months Ended September 30, 2003
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$42,157	$6,791	$—	$48,948

Income (loss) before provision (benefit) for income taxes	$6,128	$628	$(4,820)	$1,936
Provision (benefit) for income taxes	1,998	204	(1,593)	609

Net income (loss)	$4,130	$424	$(3,227)	$1,327

Fixed asset additions	$—	$—	$154	$154

Depreciation and amortization	$66	$21	$411	$498

Total assets	$84,378	$6,373	$31,043	$121,794

	As of and For the Three Months Ended September 30, 2004
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$50,717	$7,338	$—	$58,055

Income (loss) before provision (benefit) for income taxes	$3,726	$(347)	$(4,838)	$(1,459)
Provision (benefit) for income taxes	1,461	(132)	(1,895)	(566)

Net income (loss)	$2,265	$(215)	$(2,943)	$(893)

Fixed asset additions	$—	$—	$144	$144

Depreciation and amortization	$89	$—	$453	$542

Total assets	$93,886	$9,626	$22,828	$126,340

	As of and For the Nine Months Ended September 30, 2003
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$132,155	$21,313	$—	$153,468

Income (loss) before provision (benefit) for income taxes	$18,400	$2,393	$(13,991)	$6,802
Provision (benefit) for income taxes	6,565	869	(5,077)	2,357

Net income (loss)	$11,835	$1,524	$(8,914)	$4,445

Fixed asset additions	$—	$—	$527	$527

Depreciation and amortization	$113	$83	$1,238	$1,434

Total assets	$84,378	$6,373	$31,043	$121,794

	As of and For the Nine Months Ended September 30, 2004
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$144,400	$17,245	$—	$161,645

Income (loss) before provision (benefit) for income taxes	$12,971	$(1,186)	$(14,386)	$(2,601)
Provision (benefit) for income taxes	5,046	(461)	(5,597)	(1,012)

Net income (loss)	$7,925	$(725)	$(8,789)	$(1,589)

Fixed asset additions	$—	$—	$1,080	$1,080

Depreciation and amortization	$249	$—	$1,280	$1,529

Total assets	$93,886	$9,626	$22,828	$126,340

NOTE 6 — ACQUISITIONS

On September 3, 2003, the Company acquired substantially all of the assets of SCI Promotion Group, LLC (“SCI-LLC”), a privately held promotional marketing services company based in Ontario, California (the “SCI Acquisition”). The Company financed the SCI Acquisition through its existing cash reserves. The SCI Acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among the Company, SCI-LLC and Joseph J. Schmidt, III (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired substantially all of the assets of SCI-LLC for a cash purchase price of $5,683 (net of a holdback of $250 for a closing balance sheet working capital adjustment), plus related transaction costs of $538 and a commitment to pay additional earnout consideration of up to $3,500 based upon future performance of the acquired business. The Company also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s common stock. The additional consideration, if any, will be recorded as goodwill.

The SCI Acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. During the nine months ended September 30, 2004, the preliminary allocation of the purchase price was adjusted to revise the estimated value of prepaid expenses ($64 decrease), receivable from SCI ($55 decrease) and accrued liabilities ($13 increase). The allocation reflects a receivable from SCI-LLC resulting from a closing balance sheet working capital adjustment of $800, accruing interest at the rate of 5% per annum, that will offset additional earnout consideration. Based on the results for 2003, additional consideration of $800 was earned and offset the receivable from SCI-LLC. The additional earnout consideration was recorded as additional goodwill as of September 30, 2004. The Company’s allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$6,357
Receivable from SCI	800
Property, plant and equipment	37
Other non-current assets	13
Net current liabilities	(5,755)

Estimated fair value, net assets acquired	1,452
Goodwill	4,041
Other intangible assets	728

Total purchase price	$6,221

The intangible assets of $728 are comprised of customer contracts and related customer relationships and sales order backlog, and are being amortized over estimated useful lives ranging from 4 months to 5 years.

On February 2, 2004 (effective January 31, 2004), the Company acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”), a privately held promotional marketing services company based in Minneapolis, Minnesota (the “JGI Acquisition”). The Company financed the JGI Acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, JGI, JGI-MN, Marc Grossfield and Thom Johnson (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased the assets of JGI-MN’s promotional agency business for approximately $4,325 in cash (net of a holdback of $250) and 35,785 shares of the Company’s common stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus related transaction costs of $184 and a commitment to pay additional earnout consideration of up to $4,500 based upon future performance of the acquired business. The Company also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s common stock. The additional consideration, if any, will be recorded as goodwill.

The JGI Acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets and liabilities which may result in an adjustment to goodwill and other intangibles. The allocation of the purchase price may change based upon these valuations. However, the Company does not expect significant changes to the preliminary allocation of the purchase price. As of September 30, 2004, the preliminary allocation of the purchase price was adjusted to revise the estimated value of accounts receivable ($31 decrease), inventory ($68 decrease) and accrued liabilities ($19 decrease). During the second quarter of 2004, additional consideration was paid in the amount of $105 as a working capital adjustment. The Company’s preliminary allocation of purchase price for the JGI Acquisition, based upon estimated fair values is as follows:

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

In connection with the SCI and JGI Acquisitions, the Company formulated and implemented an integration plan and incurred integration costs, including travel, training and consulting costs. Such costs totaled $0 and $136 for the three month and nine month periods ended September 30, 2004, respectively, and were recorded as integration costs in the condensed consolidated statements of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Pro forma revenues	$58,871	$58,055	$181,086	$163,109
Pro forma net income (loss)	$1,816	$(893)	$5,561	$(1,431)
Pro forma basic earnings (loss) per share	$0.19	$(0.22)	$0.60	$(0.44)
Pro forma diluted earnings (loss) per share	$0.18	$(0.22)	$0.57	$(0.44)

Refer to Note 2 for further discussion of the method of computation of earnings per share.

NOTE 7 — RELATED PARTIES

On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI served as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003 (the “2003 Agreement”). On August 23, 2004, the Company entered into another advisory agreement with USCI for services during 2004 (the “2004 Agreement”). Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company's Series A Preferred Stock. The Company's agreements with USCI provide for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board. The 2003 Agreement sets forth guidelines for fees payable upon successful completion of an acquisition transaction of $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement has an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee has absolute discretion in determining the amount, if any, of the success fee for any transaction. The 2004 Agreement does not include success fee guidelines. The USCI agreements provide for the payment of a refundable advance against success fees in the aggregate amount of $275 under the 2003 Agreement and $322 under the 2004 Agreement. The Company believes that these agreements are enhancing its ability to analyze and close merger and acquisition transactions in a manner that is more cost effective than traditional outside advisory firms. In connection with the acquisition of SCI (see Note 6), USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI acquisition. In connection with the February 2004 acquisition of JGI, USCI earned a success fee of $125. This success fee is recorded as a transaction cost of the JGI acquisition.

NOTE 8 — MANDATORILY REDEEMABLE PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in EMAK in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per share, respectively. On June 20, 2000, Crown paid EMAK an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, EMAK granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock was convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on June 30, 2005. No payment was made during the quarter ended September 30, 2004.

On March 19, 2004, the Company entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would have been convertible into 916,666 shares of Common Stock). The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per share, respectively. Of each tranche, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in EMAK, and EMAK obtained an elimination of the preferred rights and preferences as well as the preferred dividend associated with the now eliminated Series B Stock and Series C Stock. The exchange was recorded as a reduction to preferred stock of $531 and an increase to additional paid-in-capital of $487, net of transaction costs of $44.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series A Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended September 30, 2004 totaled $375 and were paid in October 2004 and recorded in accounts payable in the accompanying condensed consolidated balance sheet as of September 30, 2004.

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

NOTE 9-COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2004 are as follows:

Year
2004	$1,272
2005	4,769
2006	4,216
2007	4,016
2008	3,614
Thereafter	6,183

Total	$24,070

Aggregate rental expenses for operating leases were $787 and $883 for the three months ended September 30, 2003 and 2004, respectively.

Guaranteed Royalties

For the three months ended September 30, 2003 and 2004, the Company incurred $1,112 and $1,067, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of September 30, 2004, the Company has committed to pay total minimum guaranteed royalties as follows:

Year
2004	$1,785
2005	4,271
2006	2,546
2007	1,076

Total	$9,678

License agreements for certain copyrights and trademarks in the Consumer Products segment require minimum commitments for advertising over the respective terms of the licenses. The commitment for advertising expenditures is determined as a percentage of the sales (typically up to 10 percent) of certain licensed properties over the terms of their respective agreements.

Employment Agreements

The Company has employment agreements with key executives. Guaranteed compensation under these agreements as of September 30, 2004 are as follows:

Year
2004	$762
2005	600
2006	325
2007	325
2008	200
Thereafter	1,800

Total	$4,012

NOTE 10 — RESTRUCTURING

During the second quarter of 2004, the Company formulated and implemented a restructuring plan in connection with the realignment of centralized resources in its Marketing Services business in order to combine and streamline the operations. In connection with this plan the Company recorded a restructuring charge of $105. This charge represents severance for one employee in the Company’s Los Angeles office, who was terminated, and is reflected as a restructuring charge in the accompanying condensed consolidated statement of operations. During the third quarter of 2004 there was a restructuring gain of $25 that represents a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.

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

NOTE 12 — SUBSEQUENT EVENT

On November 10, 2004, the Company completed the acquisition of all of the outstanding capital stock of Megaprint Group Limited (“Mega”), a privately held creative promotions agency headquartered in the United Kingdom, for approximately 2.25 million British pounds (approximately US$4.16 million) in cash, plus additional consideration up to a maximum of 2.45 million British pounds based on future performance through 2009. The Company financed the transaction through its existing credit facility with Bank of America. Mega is currently generating approximately $16.0 million in annualized revenue. Founded in 1969 in the Netherlands, Mega provides a wide range of promotional tools and specializes in the creation and production of programs utilizing two-dimensional (“2-D”) premiums for blue-chip corporate clients primarily in Western European markets. Its two largest clients, Kellogg’s and PepsiCo, together generate more than 50% of Mega’s total sales. Other clients included Masterfoods/Mars, Nestlé, Reader’s Digest, Unilever, Gillette and Danone. Mega has operations in the U.K. and Ireland, the Netherlands, Germany and France, and operates through sales agents in Scandinavia, the Czech Republic and the Middle East.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as expressly indicated or unless the context otherwise requires, as used herein,“EMAK,” the “Company,” “we,” “our,” or “us,” means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Organization and Business

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries, is a leading marketing services company based in Los Angeles, with offices in Chicago, Minneapolis, New York, Ontario (CA), London, Paris, Hong Kong and Shanghai. We focus on the design and execution of strategy-based marketing programs, with particular expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, and environmental branding. Our clients include Burger King Corporation, Kellogg’s, Kohl’s, Macy’s, Nordstrom, Procter & Gamble, and Subway Restaurants, among others. We complement our core marketing services business by developing and marketing distinctive consumer products, based on emerging and evergreen licensed properties, which are sold through specialty and mass-market retailers.

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

Our Upshot division (“Upshot”), which was acquired on July 17, 2002, is a marketing agency, specializing in promotion, event, collaborative marketing, retail design and environmental branding.

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

Overview

Revenues for the third quarter of 2004 increased $9,107 to $58,055 as compared to $48,948 recorded in the prior year as a result of revenue contributions from our recent acquisitions as well as revenue growth in our existing marketing services business. SCI and JGI combined generated approximately $6,935 of revenue during the quarter. Despite the revenue growth, our third quarter 2004 performance was negatively impacted by shortfalls in our Consumer Products segment and SCI Promotion business, two areas that typically generate higher margins.

We recorded a net loss of $0.22 per diluted share for the third quarter of 2004 compared to net income of $0.12 per diluted share in the prior year quarter. The net loss per share was primarily attributable to the following factors:

•	While sales in the Consumer Product segment (which includes both Pop Rocket and the consumer products business of Logistix) increased $547 from the prior year quarter, gross profit margins decreased to 18.5% of sales from 36.8% in the prior year quarter. The moderate sales growth in this segment is due to the contribution of some of our newer products such as Crayola® branded bath toys and our Baby Einstein™ line of products. However, the overall revenues in this segment fell well short of our expectations, as retailers are being more conservative than we anticipated with their inventory positions ahead of the holiday season, and some of our product lines, particularly Scooby-Doo™, have not performed as well as expected. The gross profit margin deterioration for Consumer Products is attributable to a highly competitive retail pricing environment, resulting in pricing and markdown concessions to retailers. Secondly, our raw materials costs have risen significantly due to higher plastic resin costs resulting from record-high oil prices. As a result, Consumer Product margins are being pressured from both revenues and cost of sales.

•	Gross profit margins in the Marketing Services segment decreased to 21.8% in the third quarter of 2004, as compared to 25.9 percent in the prior year. This reduction was due to the deferral of fee-based services to the fourth quarter, as well as a rapid rise in raw materials costs which could not be recaptured from clients due to long lead times on programs.

•	Collectively, SCI and JGI were $0.03 dilutive per share as a result of net losses at SCI. The results for SCI for the quarter fell well short of expectations. The weakness at SCI is attributable to deferrals of scheduled promotional programs into 2005, as well as cancellations of promotional programs due to specific business issues at client companies. As a result, we did not achieve the sales volume necessary to absorb the largely fixed cost structure of this business. This resulted in increased operating expenses as a percentage of revenues.

•	Operating expenses in the third quarter of 2004 include approximately $190, or $0.02 per diluted share, in non-cash expense related to grants of restricted stock units, compared with $62, or $0.01 per diluted share recognized in the same period of 2003. We began using restricted stock units as our primary means of stock based compensation in the second quarter of 2003 and made additional grants at the beginning of the second quarter of 2004.

Our Burger King business performed in line with our expectations. During the quarter we implemented two domestic premium programs and three international ones. This is essentially the same number of promotional programs that we have typically produced for Burger King in the third quarter. For the third quarter, unit volumes for the domestic programs have increased relative to the prior year. As we expected, we are seeing the trend of lower domestic unit volumes which we experienced in the first half of 2003 begin to turn around as a result of the recent improvements in Burger King system sales of Kids Meals.

Despite the year to date losses, we expect to generate positive net income for the fourth quarter of 2004 as a result of the holiday promotions of several of our largest clients. However, due to the weakness in the Consumer Products and SCI businesses, the Company will likely not be profitable on a full year basis for 2004.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.6	78.6	73.3	75.6

Gross profit	27.4	21.4	26.7	24.4

Operating expenses:
Salaries, wages and benefits	12.6	13.8	11.4	14.3
Selling, general and administrative	11.3	10.4	11.1	11.2
Integration costs	—	—	—	0.1
Loss on Chicago lease	—	—	—	0.2
Restructuring charge	—	—	—	0.1

Total operating expenses	23.9	24.2	22.5	25.9

Income (Loss) from operations	3.5	(2.8)	4.2	(1.5)
Other income (expense), net	0.4	0.3	0.3	(0.1)

Income (Loss) before provision (benefit) for income taxes	3.9	(2.5)	4.5	(1.6)
Provision (Benefit) for income taxes	1.2	(1.0)	1.6	(0.6)

Net income (loss)	2.7%	(1.5)%	2.9%	(1.0)%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003:

Revenues

Revenues for the three months ended September 30, 2004 increased $9,107, or 18.6%, to $58,055 from $48,948 in the comparable period in 2003. Marketing Services revenues increased $8,560, or 20.3%, to $50,717 as a result of increased revenues resulting from the JGI Acquisition, additional revenues generated by our Logistix subsidiary and our Burger King business, partially offset by decreased revenues in our SCI business. Our Logistix business had increased revenues from Kellogg’s promotional programs compared to the same period in 2003. Revenues for the Burger King business increased as the volume of units for domestic promotional programs were higher in the third quarter of 2004 compared to the same period in 2003. In addition, net foreign currency translation impact contributed approximately $1,299 to revenues for Logistix versus the prior year period average exchange rates.

Results for the third quarter of 2003 include one month of revenues for SCI Promotion (acquired September 3, 2003) and excludes JGI (acquired February 2, 2004). Excluding the impact of the SCI and JGI Acquisitions, Marketing Services revenues increased 7.1% for the three months ended September 30, 2004 compared to the same period in 2003.

Consumer Product revenues increased $547, or 8.1%, to $7,338. The increase is primarily attributable to the continued growth of Crayola® branded bath toys, increased international sales of Scooby-Doo™ product, and the addition of the Baby Einstein™ products. Our third quarter 2004 Consumer Product revenues were primarily comprised of Scooby-Doo™, Crayola®, Baby Einstein™, and Kim Possible™ product. In January 2004, we began distributing the first toy products based on Baby Einstein™, the best selling brand of videos specifically designed for infants and toddlers. We have granted exclusive distribution to Target and Babies ’R’ Us for 2004. The growth in our Crayola® line of bath toys, which was launched in the second half of 2003, was attributable to an expanded product line and expanded distribution channels. The growth in Scooby-Doo™ international revenues for the quarter was attributable to the brand receiving more exposure on television in Europe and Latin America. The growth in international sales of Scooby-Doo™ was partially offset by a decline in domestic Scooby-Doo™ sales.

Cost of sales and gross profit

Cost of sales increased $10,132 to $45,645 (78.6% of revenues) for the three months ended September 30, 2004 from $35,513 (72.6% of revenues) in the comparable period in 2003.

The gross margin percentage decreased to 21.4% for the three months ended September 30, 2004 from 27.4% in the comparable period for 2003. The gross profit percentage for Marketing Services for the three months ended September 30, 2004 decreased to 21.8% compared to 25.9% for the comparable period in 2003. This decrease is attributable to the deferral of higher margin fee-based services to the fourth quarter as well as a rapid rise in raw materials costs which could not be recaptured from clients due to long order lead times. The gross profit percentage for Consumer Products decreased to 18.5% for the three months ended September 30, 2004 from 36.8% in the comparable period in 2003. This decrease is primarily the result of a highly competitive retail pricing environment resulting in pricing and markdown concessions to retailers, increased costs for plastic resin resulting from higher oil prices and a higher mix of international sales which carry lower margins. International sales, which are sold through distributors who bear more of the risk and incur the bulk of the selling expenses, tend to carry lower gross margins than domestic sales.

Salaries, wages and benefits

Salaries, wages and benefits increased $1,845, or 30.0%, to $7,986 (13.8% of revenues) for the three months ended September 30, 2004 from $6,141 (12.6% of revenues) in the comparable period for 2003. This increase was primarily attributable to the addition of approximately 55 employees from the SCI and JGI Acquisitions as well as annual employee merit pay increases and additional compensation expense resulting from grants of restricted stock units.

Salaries, wages and benefits increased as a percentage of revenues from 12.6% to 13.8% as a result of revenues increasing at a lesser rate. Due to the weakness at SCI, which was attributable to deferrals and cancellations of scheduled promotional programs, we did not achieve the sales volume necessary to absorb the largely fixed cost structure of this business.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $541, or 9.8%, to $6,087 (10.4% of revenues) for the three months ended September 30, 2004 from $5,546 (11.3% of revenues) in the comparable period for 2003. The increase is attributable to additional operating expenses resulting from the SCI and JGI Acquisitions.

Selling, general and administrative expenses decreased as a percentage of revenues from 11.3% to 10.4% as a result of a reduction in selling expenses as a percentage of revenues due primarily to reduced freight out costs. The reduction in freight out is attributable to a shift in the delivery location for product sales to a large customer.

Restructuring gain

We recorded a restructuring gain of $25 for the three months ended September 30, 2004. This represents a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.

Other income

Other income, net decreased $9 to $179 for the three months ended September 30, 2004 from $188 in the comparable period for 2003.

Provision (benefit) for taxes

The effective tax rate for the three months ended September 30, 2004 was 38.8% compared to 31.5% for the same period in 2003. The increase in the effective tax rate is the result of a net loss being generated domestically in 2004 relative to net income in 2003 which was primarily generated internationally in territories which have more favorable tax rates.

Net income (loss)

Net income decreased $2,220 to a net loss of $893 ((1.5)% of revenues) in 2004 from net income of $1,327 (2.7% of revenues) in 2003 primarily due to lower gross profit margins and increased salaries, wages and benefits attributable to the SCI and JGI Acquisitions.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003:

Revenues

Revenues for the nine months ended September 30, 2004 increased $8,177, or 5.3%, to $161,645 from $153,468 in the comparable period in 2003. Marketing Services revenues increased $12,245, or 9.3%, to $144,400 primarily as a result of increased revenues resulting from the SCI and JGI Acquisitions. The increase in Marketing Services revenues was also attributable to additional revenues generated by our Logistix subsidiary. Our Logistix business had increased revenues from Kellogg’s promotional programs compared to the same period in 2003. In addition, net foreign currency translation impact contributed approximately $3,463 to revenues for Logistix versus the prior year period average exchange rates. Revenues for the Burger King business decreased as the volume of units for domestic promotional programs were lower in the first half of 2004 compared to the same period in 2003.

Results for the nine months ended September 30, 2003 include one month of revenues for SCI Promotion (acquired September 3, 2003) and excludes JGI (acquired February 2, 2004). Excluding the impact of the SCI and JGI Acquisitions, Marketing Services revenues decreased 3.0% for the nine months ended September 30, 2004 compared to the same period in 2003. SCI and JGI combined generated approximately $17,635 of revenues in the current year period.

Consumer Product revenues decreased $4,068, or 19.1%, to $17,245. The decrease is primarily attributable to a significant one-time stocking of Kim Possible™ merchandise in the nine months ended September 30, 2003. Our Kim Possible™ line was launched in the nine months ended September 30, 2003 as a Wal-Mart exclusive; distribution expanded to other major retailers beginning in January 2004. The decrease was partially offset by increased international sales of Scooby-Doo™ product, the continued growth of Crayola® branded bath toys, and the addition of the Baby Einstein™ products. Revenues for the nine months ended September 30, 2003 were primarily comprised of Scooby-Doo™, Crayola®, Baby Einstein™ and Kim Possible™ product. In January 2004, we began distributing the first toy products based upon Baby Einstein™, the best selling brand of videos specifically designed for infants and toddlers. We have granted exclusive distribution to Target and Babies ’R’ Us for 2004. The growth in our Crayola® line of bath toys, which was launched in the nine months ended September 30, 2003, was attributable to an expanded product line and expanded distribution channels. The growth in Scooby-Doo™ international revenues for the nine months ended September 30, 2004 was attributable to the brand receiving more exposure on television in Europe and Latin America. The growth in international sales of Scooby-Doo™ was partially offset by a decline in domestic Scooby-Doo™ sales.

Cost of sales and gross profit

Cost of sales increased $9,666 to $122,232 (75.6% of revenues) for the nine months ended September 30, 2004 from $112,566 (73.3% of revenues) in the comparable period in 2003 due to higher sales volume in 2004.

The gross margin percentage decreased to 24.4% for the nine months ended September 30, 2004 from 26.7% in the comparable period for 2003. The gross profit percentage for Marketing Services for the nine months ended September 30, 2004 decreased to 24.5% compared to 25.0% for the comparable period in 2003. This decrease is attributable to the deferral of higher margin fee-based services to the fourth quarter as well as a rapid rise in raw materials costs which could not be recaptured from clients due to long order lead times. The gross profit percentage for Consumer Products decreased to 23.0% for the nine months ended September 30, 2004 from 36.6% in the comparable period in 2003. This decrease is primarily the result of a highly competitive retail pricing environment resulting in pricing and markdown concessions to retailers, increased costs for plastic resin resulting from higher oil prices and a higher mix of international sales which carry lower margins. International sales, which are sold through distributors who bear more of the risk and incur the bulk of the selling expenses, tend to carry lower gross margins than domestic sales. The decrease in Consumer Products margins is also partially attributable to a significant one-time stocking of high margin Kim Possible merchandise in the second quarter of 2003.

Salaries, wages and benefits

Salaries, wages and benefits increased $5,624, or 32.1%, to $23,163 (14.3% of revenues) for the nine months ended September 30, 2004 from $17,539 (11.4% of revenues) in the comparable period for 2003. This increase was primarily attributable to the addition of approximately 55 employees from the SCI and JGI Acquisitions as well as annual employee merit pay increases and additional compensation expense resulting from grants of restricted stock units.

Salaries, wages and benefits increased as a percentage of revenues from 11.4% to 14.3% as a result of revenues increasing at a lesser rate. Due to the weakness at SCI, which was attributable to deferrals and cancellations of scheduled promotional programs, we did not achieve the sales volume necessary to absorb the largely fixed cost structure of this business. In addition, the reduction in Burger King unit volume in the first half of 2003 had a significant impact on this metric, as our staffing levels required to service this account are largely fixed.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1,087, or 6.4%, to $18,143 (11.2% of revenues) for the nine months ended September 30, 2004 from $17,056 (11.1% of revenues) in the comparable period for 2003. The increase is primarily the result of additional operating expenses resulting from the SCI and JGI Acquisitions.

Integration costs

We recorded integration costs of $136 (0.1% of revenues) for the nine months ended September 30, 2004. These are primarily travel, training and consulting costs directly related to the integration of SCI and JGI.

Loss on Chicago lease

We recorded a charge for the loss on the Chicago office lease of $311 (0.2% of revenues) for the nine months ended September 30, 2004. This is due to lower than estimated sublease income for vacated office space in the Upshot business. The office space has been subleased at rates modestly below our initial estimates, due to softness in the current Chicago real estate market.

Restructuring charge

We recorded a net restructuring charge of $80 (0.1% of revenues) for the nine months ended September 30, 2004. This is associated with the realignment of centralized resources in our Marketing Services business, partially offset by a reversal of a portion of the 2003 restructuring charge related to the severance for workforce at Upshot.

Other income (expense)

Other income (expense), net, decreased $676 to $(181) for the nine months ended September 30, 2004 from $495 in the comparable period for 2003. This decrease was due to foreign currency transaction losses in the first quarter of 2004 as a result of the strengthening Euro relative to the British Pound. The growth in the pan-European business at Logistix during the first quarter of 2004 surpassed the currency hedges in place covering the British pound against the Euro.

Provision (benefit) for taxes

The effective tax rate for the nine months ended September 30, 2004 was 38.9% compared to 34.7% for the same period in 2003. The increase in the effective tax rate is the result of a net loss being generated domestically in 2004 relative to net income in 2003 which was primarily generated internationally in territories which have more favorable tax rates.

Net income (loss)

Net income (loss) decreased $6,034 to a net loss of $1,589 ((1.0)% of revenues) in 2004 from net income of $4,445 (2.9% of revenues) in 2003 primarily due to lower gross profit margins, increased salaries, wages and benefits and selling, general and administrative expenses attributable to the acquisitions of SCI and JGI. The decrease is also the result of foreign currency transaction losses as a result of the strengthening Euro relative to the British pound and the loss on the Chicago lease.

Financial Condition and Liquidity

At September 30, 2004, cash and cash equivalents were $8,057, compared to $19,291 as of December 31, 2003. The decrease in cash and cash equivalents was attributable to the JGI Acquisition, the net loss for the nine months ended September 30, 2004, an investment in inventories ahead of an anticipated seasonally strong fourth quarter, and purchases of fixed assets.

As of September 30, 2004, our net accounts receivable decreased $74 to $36,691 from $36,765 at December 31, 2003.

As of September 30, 2004, inventories increased $4,167 to $19,266 from $15,099 at December 31, 2003. This increase in inventories is primarily the result of purchases of inventory ahead of an anticipated seasonally strong fourth quarter. In addition, the increase was due to additional inventories acquired as a result of the JGI Acquisition. Marketing Services inventories represent 72% and 71% of total inventories as of September 30, 2004 and December 31, 2003, respectively. Promotional product inventory used in Marketing Services generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of September 30, 2004, short-term debt increased $863 to $1,489 from $626 at December 31, 2003. This increase is associated with the bank advances to our Logistix subsidiary to finance inventory purchases. Advances under this facility as of December 31, 2003 were originally recorded in accounts payable and have been reclassified to conform to the current period presentation.

As of September 30, 2004, accounts payable increased $1,093 to $29,332 from $28,239 at December 31, 2003. This increase was attributable to the increased inventory purchases as well as additional payables as a result of the JGI Acquisition.

As of September 30, 2004, accrued liabilities decreased $2,139 to $15,056 from $17,195 at December 31, 2003. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies during the fourth quarter of 2003 on behalf of promotional customers, as well as, the payment of royalties and income taxes. This decrease was partially offset by additional accrued liabilities as a result of the JGI Acquisition.

As of September 30, 2004, working capital was $22,836 compared to $29,447 at December 31, 2003. Cash used by operations for the nine months ended September 30, 2004 were $5,638 compared to $2,834 in the prior year. Cash flows used in operations in the nine months ended September 30, 2004 were primarily the result of the net loss for the nine months ended September 30, 2004 as well as purchases of inventories ahead of an anticipated seasonally strong fourth quarter. Cash flows used in investing activities for the nine months ended September 30, 2004 were $5,674 compared to $8,028 in the prior year. This decrease is the result of the SCI Acquisition in September 2003 and reduced purchases of marketable securities partially offset by the JGI Acquisition in 2004 and increased purchases of fixed assets. Cash flows provided by financing activities for the nine months ended September 30, 2004 were $65 compared to cash used of $1,164 in the prior year primarily as a result of an increase in short-term borrowings at Logistix and a decrease in the repurchase of treasury stock partially offset by a decrease in proceeds from the exercise of stock options.

Our current strategy and business plan calls for the consummation of additional acquisitions. We plan to evaluate the level of such expenditures in the context of the capital available to us and to changing market conditions.

As of the date hereof, we believe that cash from operations, cash on hand at September 30, 2004 and our credit facility will be sufficient to fund our working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of September 30, 2004 are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total
Operating Leases	$1,272	$4,769	$4,216	$4,016	$3,614	$6,183	$24,070
Guaranteed Royalties	1,785	4,271	2,546	1,076	—	—	9,678
Employment Agreements	762	600	325	325	200	1,800	4,012

Total	$3,819	$9,640	$7,087	$5,417	$3,814	$7,983	$37,760

We had no material commitments for capital expenditures at September 30, 2004. Letters of credit outstanding as of December 31, 2003 and September 30, 2004 totaled $823 and $3,358, respectively.

Credit Facilities

On April 24, 2001, we signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. The credit facility is secured by substantially all of our assets and provides for a line of credit of up to $35,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. We are also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002, November 14, 2003, April 26, 2004, August 12, 2004 and November 15, 2004, certain covenants under the facility were amended. As of September 30, 2004, we were in compliance with the amended restrictions and covenants. In addition to amending certain covenants, the November 15, 2004 amendment imposed a temporary $12,000 cap on total outstanding borrowings and letters of credit. Bank of America will reassess the cap in December 2004. This amendment also increases the maximum interest rate on outstanding borrowings by 0.25 percent. The Facility may be used for working capital and acquisition financing purposes. As of September 30, 2004, there were no amounts outstanding under the Facility except for letters of credit of $3,358.

In addition to the Facility, in October, 2003 our Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases from Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. As of December 31, 2003, advances outstanding under this facility totaled approximately $626 and were recorded in short-term debt in the accompanying condensed consolidated balance sheet. As of September 30, 2004, $1,489 was outstanding under this facility.

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

On February 2, 2004, we acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”) a privately held promotional marketing services company based in Minneapolis, Minnesota (the “JGI Acquisition”). We financed the JGI Acquisition through our existing cash reserves. The JGI Acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, Johnson Grossfield, Inc., a Delaware corporation wholly owned by us (“JGI”), JGI-MN, Marc Grossfield and Thom Johnson (the “Purchase Agreement”). Under the terms of the Purchase Agreement, we purchased the assets of JGI-MN’s promotional agency business for approximately $4,600 in cash and 35,785 shares of our common stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. We also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. The additional consideration, if any, will be recorded as goodwill.

Issuance of Preferred Stock

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in EMAK in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatory redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per share. In connection with such purchase, we granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per share, respectively. On June 20, 2000, Crown paid us an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per share. In connection with such purchase, we granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock was convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, we agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on June 30, 2005. No payment was made during the quarter ended September 30, 2004.

On March 19, 2004, we entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would have been convertible into 916,666 shares of Common Stock). The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per share, respectively. Of each tranche, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in EMAK, and we obtained an elimination of the preferred rights and preferences as well as the preferred dividend associated with the now eliminated Series B Stock and Series C Stock. The exchange was recorded as a reduction to preferred stock of $531 and an increase to additional paid-in-capital of $487, net of transaction costs of $44.

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

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series A Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended September 30, 2004 totaled $375 and were paid in October 2004 and recorded in accounts payable in the accompanying condensed consolidated balance sheet as of September 30, 2004.

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

Stock Repurchase

On July 21, 2000, our Board of Directors authorized up to $10,000 for the repurchase of our common stock over a twelve month period. In the period from July 21, 2000 to July 21, 2001, we spent $6,430 to purchase an aggregate of 523,594 shares at an average price of $12.28 per share including commissions. On July 24, 2001, our Board of Directors authorized up to an additional $10,000 for the repurchase of our common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, we spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, our Board of Directors authorized up to an additional $10,000 for the repurchase of our common stock. We spent $3,505 to repurchase 267,650 shares at an average price of $13.10 per share including commissions under this authorization through September 30, 2004. The duration of the current buyback program is indefinite; provided, however, that our Board of Directors intends to review the program periodically. Purchases are conducted in the open market at prevailing prices, based on market conditions when we are not in a quiet period. We may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. Since initiating the overall buyback program on July 20, 2000, we has spent $15,540 to purchase a total of 1,245,959 shares at an average price of $12.47 per share including commissions through September 30, 2004. There were no purchases for the quarter ended September 30, 2004. This repurchase program is being funded through working capital.

Subsequent Event

On November 10, 2004, the Company completed the acquisition of all of the outstanding capital stock of Megaprint Group Limited (“Mega”), a privately held creative promotions agency headquartered in the United Kingdom, for approximately 2.25 million British pounds (approximately US $4.16 million) in cash, plus additional consideration up to a maximum of 2.45 million British pounds based on future performance through 2009. The Company financed the transaction through its existing credit facility with Bank of America. Mega is currently generating approximately $16.0 million in annualized revenue. Founded in 1969 in the Netherlands, Mega provides a wide range of promotional tools and specializes in the creation and production of programs utilizing two-dimensional (“2-D”) premiums for blue-chip corporate clients primarily in Western European markets. Its two largest clients, Kellogg’s and PepsiCo, together generate more than 50% of Mega’s total sales. Other clients include Masterfoods/Mars, Nestlé, Readers Digest, Unilever, Gillette and Danone. Mega has operations in the U.K. and Ireland, the Netherlands, Germany and France, and operates through sales agents in Scandinavia, the Czech Republic and the Middle East.

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

In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. We currently use the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed in Note 2 to the consolidated financial statements. The effective date of the proposed standard is for periods beginning after June 15, 2005. We are currently determining what impact the proposed statement would have on our results of operations or financial position.

In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is other-than-temporary. EITF Issue No. 03-1 shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. The adoption of EITF Issue No. 03-1 will not have a material impact on our results of operations or financial position because we do not have any investments in marketable securities as September 30, 2004.

In April 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. We have adopted EITF 03-6 for the quarter ended June 30, 2004. As a result, earnings per basic common share were reduced by $0.04 for the third quarter of 2003, to $0.13 from $0.17 as reported in the prior year. The earnings per diluted common share were reduced by $0.03 for the third quarter of 2003, to $0.12 from $0.15 as reported in the prior year. The earnings results per basic common share were reduced by $0.13 for the nine months ending September 30, 2003, to $0.45 from $0.58 as reported in the prior year. The earnings results per diluted common share were reduced by $0.13 for the nine months ending September 30, 2003, to $0.42 from $0.55 as reported in the prior year. EITF 03-6 had no impact on 2004 per share amounts because of the net loss.

In September 2004, the consensus of EITF Issue No. 04-10, "Applying Paragraph 19 of FASB Statement No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The provisions of EITF Issue No. 04-10 are effective for fiscal years ending after October 13, 2004. We are currently in the process of determining the impact of this consensus on our financial results.

Cautionary Statements and Risk Factors

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect our financial condition and results of operations.

•	Concentration risk associated with accounts receivable. We regularly extend credit to several distribution companies in connection with our business with Burger King and more recently to a subsidiary of Burger King’s purchasing cooperative which is expected to increase to 70% of our sales to the Burger King system by the end of 2004.

•	Dependence on nonrenewable product orders by Burger King, which promotions are in effect for a limited period of time.

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect our financial condition and results of operations.

•	Significant quarter-to-quarter variability in revenues and net income, which may result in operating results below the expectations of securities analysts and investors.

•	Increased competitive pressure, which may affect our sales of products and services.

•	Dependence on foreign manufacturers, which may increase the costs of our products and affect the demand for such products.

•	Variations in product costs due to fluctuations in raw materials prices, including plastic resin.

Financing Risks

•	Currency fluctuations, which may affect our suppliers and reportable income.

Other Risks

•	Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recall.

•	Potential negative impact of past or future acquisitions, which may disrupt our ongoing business, distract senior management and increase expenses (including risks associated with the financial condition and integration of the businesses which we acquire).

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations.

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs.

•	Strike and other labor disputes which may negatively impact the distribution channels for our products.

•	Exposure to liabilities for minimum royalty commitments in connection with license agreements for entertainment properties. We enter into significant minimum royalty commitments from time to time in connection with its consumer products business.

•	Potential negative impact of Severe Acute Respiratory Syndrome (“SARS”), which could adversely affect our vendors in the Far East.

We undertake no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance. In addition to the information contained in this document, readers are advised to review our Form 10-K for the year ended December 31, 2003, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cautionary Statements and Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2003. Our exposure to market risks has not changed materially since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the third quarter of 2004, EMAK did not purchase any of its common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the Program
Period	Shares Purchased	per Share	Program	(in thousands)
July 1 - July 31	—	$—	—	$6,495
Aug. 1 - Aug. 31	—	—	—	6,495
Sept. 1 - Sept. 30	—	—	—	6,495

Total	—	$—	—	$6,495

In July 2002, EMAK’s board of directors approved a share repurchase program of up to $10,000. Through September 30, 2004, EMAK repurchased 267,650 shares at a cost of $3,505 pursuant to this program. In the nine months ended September 30, 2004, EMAK repurchased 16,550 shares at a cost of $211 pursuant to this program. EMAK’s share repurchase program has no expiration date.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMAK Worldwide, Inc.
Date November 15, 2004	/s/ ZOHAR ZIV
Zohar Ziv
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)