Form 10-K
period 2004-12-31
EMAK Worldwide, Inc.
filed 2005-03-31
CIK 911151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number 0-23346

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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $41,928,684.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares
outstanding on
March 28, 2005
Common Stock, $0.001 par value	5,779,638

Documents Incorporated by Reference: Certain portions of the Registrant’s definitive Proxy Statement relating to registrant’s annual meeting of stockholders to be held on June 2, 2005 are incorporated by reference into Part III of this Form 10-K.

EMAK WORLDWIDE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2004

ITEMS IN FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain expectations and projections regarding the future performance of EMAK Worldwide, Inc., a Delaware corporation (the “Company”), discussed in this document are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cautionary Statements and Risk Factors.”

PART I

ITEM 1. BUSINESS

($000’s omitted, except share and per share amounts)

Except as expressly indicated or unless the context otherwise requires, as used herein, “EMAK”, the “Company”, “we”, “our”, or “us”, means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Overview

EMAK is a leading global integrated marketing services company. We focus on the design and execution of strategy-based marketing programs providing measurable results for our clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. Our clients include Burger King, Kellogg’s, Frito Lay, Kohl’s, Macy’s, Kraft, Procter & Gamble, Miller Brewing Company and Subway Restaurants, among others. EMAK is headquartered in Los Angeles, with operations in Chicago, Minneapolis, New York, Ontario (California), Dublin, Frankfurt, London, Paris, The Netherlands, Hong Kong and Shanghai.

We believe our principal competitive advantages include:

•	our ability, as a full-service agency, to both design and implement strategy-based marketing programs;

•	extensive brand-building and sales-building experience;

•	extensive creative capabilities;

•	our access to a broad range of intellectual properties from the worlds of entertainment, music and sports; and

•	an infrastructure that can deliver unique, high-quality and cost-effective products and services in a very tight time frame, with stringent quality control.

EMAK is a market-driven and customer-driven global organization that serves as a strategic marketing partner for its clients through recommending, executing and measuring a broad range of fully integrated brand-building and sales-building programs that may or may not be promotional product-based.

We also develop and market consumer products, based on emerging and evergreen licensed properties, which are sold through mass-market and specialty retailers. Historically, our Consumer Products strategy was to support and complement our Marketing Services business by leveraging our infrastructure, improving overall gross margins, strengthening our relationships with licensors and retailers who may also be promotions clients, and feeding our overall knowledge of trends in popular culture. As the economics of the toy industry have become increasingly challenging for smaller participants, our core Marketing Services business has gained additional breadth and complexity primarily as a result of the five acquisitions we have completed since July 2001. Our Consumer Products business no longer provides benefit to our overall gross margins, and our acquisitions have provided the leverage for our infrastructure previously supplied by our Consumer Products business. We are not willing to invest more resources into the Consumer Products business because it no longer complements our core offerings as a family of integrated marketing services agencies. As a result, on February 24, 2005, we finalized a decision to pursue the wind down of substantially all of our consumer products business, Pop Rocket. We plan to significantly scale back this business during 2005, while exiting the business permanently as soon as is feasible. In the near term, this includes restructuring Pop Rocket and exiting certain licenses. We may keep other licenses through the current term, depending on negotiations with our licensing partners, and we are committed to the Crayola® brand for the long term. The Crayola®-branded bath line carries modest inventory risk as it replenishes perpetually. It is also a brand that lends itself well to promotional opportunities and is complementary to our retail-oriented marketing agency, SCI Promotion.

Our Growth and Vision

Over the last five years we have focused on diversifying and growing our Marketing Services skills and client base with the acquisition of businesses that leverage our infrastructure, add new clients and complementary service offerings, and offer new channels of distribution or territories.

•	In July 2001, EMAK acquired Logistix, gaining a presence in Europe with broad-based strategic client relationships, including research, new concept development, licensing guidance and the development of premium-based promotions.

•	In July 2002, EMAK acquired Upshot, a strategic marketing agency with expertise in promotional, event and collaborative marketing, retail design and environmental branding, thereby providing us with a broader range of services and the ability to develop a more diverse client base.

•	In September 2003, EMAK acquired SCI Promotion, establishing us as a leading provider of gift-with-purchase and purchase-with-purchase promotional programs to the retail department store industry.

•	In February 2004, EMAK acquired Johnson Grossfield, expanding our client base in the Quick Service Restaurant category with the addition of the kids marketing program of Subway Restaurants.

•	In November 2004, EMAK acquired Megaprint Group, a pan-European market leader in the design and production of innovative paper and board engineered (2-D) premiums, providing EMAK’s family of companies with an important complementary service offering and expanding our client roster and geographic presence in Europe.

Our focus for 2005 is the continued integration of our family of agencies in order to optimize the sharing of intellectual assets and the leveraging of our infrastructure. EMAK Worldwide companies will provide a variety of marketing services disciplines to affect consumer behavior, founded on our historic strength in outstanding execution of “below the line” marketing programs. We have added strong strategic planning capabilities, resident in our Upshot, Equity Marketing and Logistix agencies. This combination of strengths is articulated in our strategy— combine unique strategic planning insights with tactical excellence to measurably increase clients’ profitability. We have a strong global pipeline of new business and we are competing for larger and higher-profile clients than ever before. We are managing our business for growth, and we see evidence that our integrated marketing services strategy is working despite the challenges of 2004. We continue to become more diversified and believe we are building a franchise that will generate substantial value for our long-term stakeholders. Our vision is to be the world’s largest and most respected independent provider of strategically integrated marketing solutions

Business Segments

Our business is classified into two reportable business segments, namely Marketing Services and Consumer Products. These business segments have been defined in a manner consistent with EMAK’s organizational structure, internal reporting, allocation of resources and operating decision-making.

Our Marketing Services revenues for the years ended December 31, 2002, 2003 and 2004 were $175,372, $189,261 and $211,526, or 85%, 86% and 89% of total revenues, respectively. Our Consumer Products revenues for the years ended December 31, 2002, 2003 and 2004 were $31,460, $29,852 and $25,135, or 15%, 14% and 11% of total revenues, respectively.

A single client, Burger King, accounted for approximately 65%, 58% and 51% of our total revenues for the years ended December 31, 2002, 2003 and 2004, respectively.

The business segment revenues for 2002 and 2003 set forth above have been reclassified to conform to our management structure effective January 1, 2004; specifically, the results of the USI division, which had been previously reported as part of, Consumer Products are now being reported as part of Marketing Services.

Marketing Services

Our largest Marketing Services offering is the design and implementation of fully-integrated promotional marketing programs which incorporate products used as free premiums or sold in conjunction with the purchase of other products at retail. We also create non-premium based integrated marketing programs that build brands and influence consumer behavior through promotional, event and collaborative marketing, as well as retail and environmental design.

Premium-based promotions are used by both the companies sponsoring the promotions, typically our clients, and the licensors of the entertainment, music or sports properties on which the promotional products are based. The use of promotional products based upon entertainment, music or sports properties allows promotional sponsors to draw upon the popular identity developed by the intellectual property through exposure in various media such as television programs, motion pictures and publishing. Promotions are designed to benefit sponsors by generating consumer interest, loyalty, building market share and enhancing the sponsor’s image as a provider of value-added products and services. In addition, motion picture and television studios and other licensors often incorporate such promotions into their own marketing plans because of the substantial advertising expenditures made by sponsors of promotions and because the broad exposure of the licensed property to consumers in the sponsor’s retail outlets supplements the marketing of motion pictures, television programs and other intellectual property such as sports leagues and music labels.

Licenses for characters upon which our programs are based are generally obtained directly by our clients (often with our assistance) from licensors, including Warner Bros., Universal Studios, Nickelodeon, DreamWorks SKG, The Walt Disney Company, Sony Pictures Entertainment and Twentieth Century Fox. Such licenses are typically specific to the promotional campaign and generally do not extend beyond the end of the promotional campaign.

We perform a wide range of creative, design, development, production and fulfillment services for our clients, including:

•	assisting clients in understanding the consumer through creative research and planning;

•	assisting clients with promotional strategy, calendar planning, and concept development;

•	evaluating intellectual properties for which licenses are available;

•	advising clients as to which licenses are consistent with their marketing objectives;

•	assisting clients in procuring licenses;

•	proposing specific product and non-product based promotions often utilizing the properties secured by our clients;

•	developing promotional concepts and designs based on the property;

•	providing the development and engineering necessary to translate the property, which often consists of two-dimensional artwork, into finished products;

•	obtaining or coordinating licensor approval of product designs, prototypes and finished products;

•	contracting for and supervising the manufacture of products;

•	arranging for safety testing to customer and regulatory specifications by independent testing laboratories;

•	arranging insurance, customs clearance and, in most instances, the shipping of finished products to the client;

•	providing warehousing, fulfillment and billing services;

•	providing creative services for packaging and point-of-sale advertising;

•	developing experiential marketing campaigns to allow target consumers to directly experience our client’s brands;

•	using the internet to complement promotional programs being conducted in the “physical world”;

•	developing collaborative marketing programs between retailers and manufacturers; and

•	creating three dimensional environments to influence consumer’s purchasing behavior including environmental planning, store design, space planning and visual merchandising.

In some instances, customers obtain license rights or develop promotions concepts independently and engage us only to design and produce specific products and services. More often, we provide the full range of our services.

EMAK pursues promotions opportunities worldwide. Our international promotions often include unique products and promotional programs tailored to local markets as well as the use of program elements from promotions originally run in the United States. A number of our clients are now attempting to run promotions globally—a trend we believe will accelerate in the future.

Consumer Products

EMAK’s Consumer Products business designs, contract manufactures and markets toys and other consumer products for sale to major mass market retailers (such as Toys ‘R’ Us, Wal-Mart and Target), specialty market retailers and various international distributors. Our products are primarily based upon trademarks, characters and other intellectual properties we license from major entertainment companies. In some cases, our products are based on the same licensed properties used by our Marketing Services division.

As discussed above, on February 24, 2005 we finalized a decision to pursue the wind down of substantially all of our Consumer Products business. We plan to significantly scale back this business during 2005, while exiting the business permanently as soon as is feasible. In the near term, this includes restructuring Pop Rocket and exiting certain licenses. We may keep other licenses through the current term, depending on the outcome of ongoing discussions with our licensors. We are committed to the Crayola® branded bath line for the long term, as it carries modest inventory risk as it replenishes perpetually. It is also a brand that lends itself well to promotional opportunities and is complementary to our retail-oriented marketing agency, SCI Promotion.

The acquisition of new licensed properties requires that we develop, design and engineer a product line and packaging. This work is generally performed by a staff of designers, artists, model makers and engineers. The initial development of a product line under a new license typically takes from four to 10 months. As a result, the addition of new licensed properties requires substantial investment in design and development well in advance of associated revenues. Such design and development costs are expensed as incurred. In addition, existing products lines must be regularly refreshed, redesigned and extended. Based upon the current economics of the toy industry, we are not willing to make continued investments in the Consumer Products business because of its unfavorable economics and because it no longer complements our core offerings as a family of integrated marketing services agencies.

The table below provides a summary of our current portfolio of licensed properties, including the names of the licensed property and the licensor, the dates on which the license was originally granted, when the first products were or will be marketed under the license, the expiration date of the current license term, the product categories covered by the license and the geographic territories in which the licensed product can be distributed.

Property	Licensor	Grant Date	Market Date	Exp. Date	Categories	Territory

Scooby-Doo™	Warner Bros. Consumer Products	Jun 1998	Sep 1998	Dec 2007	Toys based upon television and feature film characters.	Worldwide (except Asia and Mexico)

Robot Wars®	BBC Worldwide	Jul 2000	Sep 2000	Dec 2006	Pullback, radio control and die cast toys and playsets.	United Kingdom and Ireland

Ace Lightning	BBC Worldwide	Jan 2002	Feb 2002	Dec 2005	Plastic toys and playsets.	United Kingdom and Ireland

Ultimate Book of Spells	BKN Consumer Products	Jan 2002	Sep 2002	Dec 2006	Plastic figurines and playsets.	United Kingdom and Ireland

Crayola®	Binney & Smith	May 2002	Aug 2002	Dec 2005	Bath toys, activities and art sets.	North America and Europe

Kim Possible™	Disney Consumer Products	Sep 2002	Aug 2003	Dec 2005	Toys and novelty merchandise.	United States and Canada

Jim Henson’s Bear in the Big Blue House™	Disney Enterprises, Inc. (formerly, The Jim Henson Company)	Nov 2002	Sep 2003	Dec 2005	Plush, figurines and toy novelties.	North America and Europe

The Powerpuff Girls™	Warner Bros. Consumer Products	Feb 2003	Aug 2003	Dec 2005	Figures, plush and playsets.	United States and Canada

Samurai Jack™	Warner Bros. Consumer Products	Feb 2003	Aug 2003	Dec 2005	Figures, plush and playsets.	United States and Canada

Baby Einstein™	The Baby Einstein Company, LLC (a Disney subsidiary)	Feb 2003	Jan 2004	Dec 2005	Puppets, plush, activity and infant/pre-school toys.	United States and Canada

JoJo’s Circus™	Disney Consumer Products	Dec 2003	Jan 2005	Dec 2007	Pre-school toys, plush, playsets and musical toys.	United States

Codename: Kids Next Door™	Warner Bros. Consumer Products	Mar 2004	Jul 2005	Dec 2006	Activity sets, roomguards/alarms.	United States and Canada

Backlog

Order backlog at March 26, 2004 and March 28, 2005 was approximately $156,000 and $150,000, respectively. The Company expects the 2005 order backlog to be filled by December 31, 2005. The 2005 and 2004 order backlog are not comparable, as 2004 order backlog included approximately $14,000 in revenues related to low margin logistical services provided on behalf of a significant client which the Company decided not to pursue in 2005.

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

During 2004, approximately 93% of our products were manufactured in China. China currently enjoys permanent normal trade relations (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization (“WTO”), which occurred in December 2001. Membership in the WTO substantially reduces the possibility of China losing its NTR status, which would result in increased manufacturing costs for us and those of our competitors sourcing products in China.

Virtually all of the raw materials used in our products are available from numerous suppliers. Our contract manufacturers generally do not have long-term supply contracts in place with their raw materials suppliers. Accordingly, we are subject to variations in the prices we pay to manufacturers for products, depending on what they pay for raw materials. An increase in the cost of raw materials, such as petroleum, could result in price increases which EMAK may not be able to fully pass on to customers. Any such increase could negatively impact our business, financial condition or results of operations.

Trademarks and Copyrights

We do not typically own trademarks or copyrights on properties on which most of our products are based. These rights are owned or controlled by the creator of the property or by the entity which licenses its intellectual property rights, such as a motion picture or television producer.

Competition

Both our Marketing Services and Consumer Products businesses operate in highly competitive domestic and international markets.

In our core domestic Marketing Services business, EMAK competes with subsidiaries of The Interpublic Group of Companies (including Draft Worldwide, The Zipatoni Company, Momentum and Marketing Drive Worldwide), Arc Worldwide (a subsidiary of Publicis Groupe), 141 Worldwide (a subsidiary WPP), Marketing Store Worldwide, Creata Promotion and Wunderman (a subsidiary of WPP). Competition in the international promotions industry includes the companies listed above as well as local companies in each market.

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

We believe the principal competitive factors affecting our Consumer Products business are license selection, price, product quality, distribution and play value.

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

Employees

As of December 31, 2004, EMAK employed a total of 410 individuals, including 267 individuals located in the United States, 88 individuals located in Europe and 55 individuals in Asia. In addition, we utilize freelance artists and other temporary staff on an ongoing basis in order to serve our clients needs. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following persons are the executive officers of EMAK as of the date of this report. Such executive officers are appointed annually by our board of directors and serve at the pleasure of the board. The table below provides information with respect to our executive officers:

Name	Age	Position

Donald A. Kurz	49	President and Chief Executive Officer
Kim H. Thomsen	52	President and Chief Creative Officer
Teresa L. Tormey	40	Executive Vice President, General Counsel and Secretary
Zohar Ziv	52	Senior Vice President and Chief Financial Officer

Donald A. Kurz joined EMAK in 1990 and is currently our President and Chief Executive Officer. Mr. Kurz served as Chairman of our Board of Directors until February 2005, when our Board of Directors split the roles of Chairman and Chief Executive Officer. Mr. Kurz served as President and Co-CEO from 1991 through 1998 and has been a member of our Board of Directors since 1990, when he joined EMAK as Executive Vice President. Mr. Kurz was previously a management consultant with the general management consulting division of Towers Perrin, where he was a vice president and senior partner and eventually headed the firm’s New York office. Mr. Kurz earned a bachelor’s degree from Johns Hopkins University and a master’s in business administration from Columbia University Graduate School of Business.

Kim H. Thomsen joined EMAK in 1991 and is currently responsible for the creative direction for all of our marketing services and consumer products. She was promoted to her current post in early 2000. Prior to joining EMAK, she operated her own business as a creative consultant. Ms. Thomsen earned her bachelor’s degree from Cornell University.

Teresa L. Tormey joined EMAK in November 2002 and is responsible for our global legal and business affairs, regulatory compliance, board administration and corporate governance functions. She was promoted to her current position in early 2004. Ms. Tormey was previously in private law practice as a partner in the corporate finance and transactions group of Oppenheimer Wolff & Donnelly LLP. She holds a bachelor of arts degree in economics from the University of California at Davis and a juris doctor from Pepperdine University School of Law.

Zohar Ziv joined EMAK in February 2004 and is responsible for the Company’s finance, treasury, accounting and corporate development functions. Prior to joining EMAK, Mr. Ziv was the CFO of Stravina Operating Company, LLC, a supplier of personalized novelty items, from June 2002 to February 2004; the CFO of Joico Laboratories, Inc., a hair product supplier, from July 2001 to June 2002; and the CFO of Intellisys Group, Inc., a multimedia system designer and integrator, from June 1999 to February 2001. Mr. Ziv has a master of business administration in international management from Thunderbird, The American Graduate School of International Management, and a bachelor of science in accounting from California State University, Northridge. He is a certified public accountant.

Available Information

Our website address is www.emak.com. EMAK makes available, free of charge, on or through this website our periodic and current reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. Information contained on our website is not part of this report.

ITEM 2. PROPERTIES

Our corporate headquarters consists of approximately 57,000 square feet of space in Los Angeles, California under a lease which expires December 31, 2009. SCI Promotion occupies approximately 41,000 square feet of office and warehouse space in Ontario, California under a lease which expires October 31, 2007. We also lease an approximately 40,000 square foot warehouse in Indianapolis, Indiana under a lease which expires May 31, 2005. We recently amended our Indianapolis lease to extend the term through July 31, 2010 and exchange our current facility for an approximately 36,000 square foot facility commencing June 1, 2005. In Hong Kong, we occupy approximately 10,000 square feet of space in Kowloon, under a lease which expires August 31, 2005. Logistix and Megaprint Group occupy approximately 7,400 square feet and 1,900 square feet of leased space in Gerrards Cross outside of London under leases that expire September 20, 2014 and September 19, 2011, respectively, approximately 2,200 square feet of leased space in Paris under a lease that expires January 31, 2013, and approximately 2,500 feet of space in Haarlem, The Netherlands under a lease which expires November 30, 2006. Upshot occupies approximately 30,000 square feet of leased space in Chicago, Illinois under a lease that expires March 31, 2009. In connection with a restructuring plan implemented in 2002, Upshot vacated approximately 30,000 square feet of leased space in Chicago and approximately 12,000 square feet of leased space in Richmond, Virginia. The Richmond facility and the vacated Chicago facility are currently occupied by subtenants.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Stock

Our Common Stock is traded on The Nasdaq National Stock Market under the symbol EMAK. On March 23, 2005 there were approximately 862 beneficial holders of our Common Stock.

We currently have no plans to pay dividends on our Common Stock. We intend to retain all earnings for use in our business. Under EMAK’s current credit facility, we cannot pay dividends on our Common Stock without the prior consent of the lender. (See Note 6 of the accompanying Notes to Consolidated Financial Statements.)

The high and low Common Stock prices per share were as follows:

	Price Range of Common Stock
	2003		2004
	High	Low	High	Low

First Quarter	15.09	11.90	16.05	13.81
Second Quarter	15.50	13.01	15.45	11.94
Third Quarter	16.29	14.00	13.25	9.60
Fourth Quarter	15.29	12.88	10.20	9.07

Issuer Purchases of Equity Securities

In July 2002, EMAK’s board of directors approved a share repurchase program of up to $10,000. Through December 31, 2004, EMAK repurchased 267,650 shares at a cost of $3,505 pursuant to this program. In 2004, EMAK repurchased 16,550 shares at a cost of $211 pursuant to this program. EMAK’s share repurchase program has no expiration date.

During the fourth quarter of 2004, EMAK did not repurchase any of its Common Stock . The following table sets forth all purchases made by us, as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, of the Company’s Common Stock during 2004.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the Program
Period	Shares Purchased	per Share	Program	(in thousands)
Jan 1 – Mar. 31	—	$—	—	$6,706
Apr. 1 – June. 30	16,550	12.78	16,550	6,495
July. 1 – Sept. 30	—	—	—	6,495
Oct. 1 – Dec. 31	—	—	—	6,495

Total	16,550	$12.78	16,550	$6,495

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from EMAK’s audited consolidated financial statements and should be read in conjunction with the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Years Ended December 31,	2000	2001	2002	2003	2004

Consolidated Statements of Operations and Per Share Data: (in thousands, except share and per share data)
Revenues	$232,287	$144,316	$206,832	$219,113	$236,661
Cost of sales	172,270	104,129	151,307	158,117	180,487
Forgiveness of note receivable	—	—	1,685	—	—
Minimum royalty guarantee shortfalls	—	—	—	—	7,722

Gross profit	60,017	40,187	53,840	60,996	48,452

Operating expenses:
Salaries, wages and benefits	17,610	15,924	20,662	24,523	31,310
Selling, general and administrative	23,075	18,323	22,423	24,576	25,606
AmeriServe bankruptcy bad debt expense	482	—	—	—	—
Impairment of assets	8,504	—	—	—	6,312
Integration costs	—	192	453	—	174
Restructuring loss (gain)	(418)	—	178	234	56
Loss on Chicago lease	—	—	—	—	311
Dispute resolution charge	—	—	—	—	237
ERP reimplementation costs	—	—	—	—	59

Total operating expenses	49,253	34,439	43,716	49,333	64,065

Income (loss) from operations	10,764	5,748	10,124	11,663	(15,613)

Other income (expense), net	1,375	1,370	383	389	(787)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	12,139	7,118	10,507	12,052	(16,400)
Provision (benefit) for income taxes	6,797	2,517	3,786	4,103	(6,716)

Income (loss) before cumulative effect of change in accounting principles	5,342	4,601	6,721	7,949	(9,684)
Cumulative effect of change in accounting principles, net of tax	—	—	(2,496)	—	—

Net income (loss)	5,342	4,601	4,225	7,949	(9,684)

Preferred stock dividends	956	1,500	1,500	1,500	1,500
Undistributed earnings allocated to participating preferred stock	933	683	623	1,474	—

Net income (loss) available to common stockholders	$3,453	$2,418	$2,102	$4,975	$(11,184)

Basic income (loss) per share:
Income (loss) per share before cumulative effect of change in accounting principles	$0.55	$0.40	$0.81	$0.87	$(1.94)
Cumulative effect of change in accounting principles, net of tax	—	—	(0.44)	—	—

Income (loss) per share	$0.55	$0.40	$0.37	$0.87	$(1.94)

Basic weighted average shares outstanding	6,275,590	5,996,662	5,721,790	5,718,548	5,753,978

Diluted income (loss) per share:
Income (loss) per share before cumulative effect of change in accounting principles	$0.53	$0.39	$0.78	$0.83	$(1.94)
Cumulative effect of change in accounting principles, net of tax	—	—	(0.42)	—	—

Income (loss) per share	$0.53	$0.39	$0.36	$0.83	$(1.94)

Diluted weighted average shares outstanding	6,460,557	6,164,154	5,895,103	6,017,718	5,753,978

As of December 31,	2000	2001	2002	2003	2004

Consolidated Balance Sheet Data: (in thousands)
Working capital	$52,140	$36,620	$29,157	$29,447	$17,934
Total assets	$110,542	$99,487	$133,254	$128,330	$133,313
Long-term debt	$—	$—	$—	$—	$—
Mandatorily redeemable preferred stock	$23,049	$23,049	$23,049	$23,049	$22,518
Stockholders’ equity	$45,241	$42,473	$45,946	$53,666	$46,293

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Revenues for the year ended December 31, 2004 increased $17,548 to $236,661 as compared to $219,113 recorded in the prior year as a result of revenue contributions from our recent acquisitions as well as revenue growth in our existing Marketing Services business. SCI Promotion, Johnson Grossfield and Megaprint Group combined generated approximately $32,100 of revenue during the year. SCI Promotion, which was acquired September 3, 2003, contributed approximately $10,000 of revenues in 2003. Despite the revenue growth, our 2004 earnings were negatively impacted by losses in our Consumer Products segment as well our SCI Promotion and Upshot businesses.

In 2004, we recorded a net loss of $1.94 per diluted share compared to net income of $0.83 per diluted share in the prior year. The net loss per share was primarily attributable to the following factors:

•	Losses generated in our Consumer Products segment (which includes both Pop Rocket and the consumer products business of Logistix) accounted for approximately 57% of our full year loss. Sales in this segment decreased $4,717 from the prior year and gross profit margins decreased to negative 8.2% of sales from 38.6% in the prior year. The negative gross profit margins are attributable to a pre-tax charge of $7,722 relating to minimum royalty guarantee shortfalls on several licenses. These shortfalls are the result of the decision to wind down Pop Rocket. Approximately $3,000 of this pre-tax charge is non-cash for write-offs of long-term royalty advances. Of the remaining $4,700, we are working with our licensors to mitigate the cash impact of the shortfall.

Despite sales growth in some product lines such as Crayola ® branded bath toys, the overall revenues in this segment fell short of our expectations, as retailers were more conservative than we anticipated with their inventory positions ahead of the 2004 holiday season, and some of our product lines, particularly Scooby-Doo™, did not perform as well as expected. In addition to the minimum royalty guarantee shortfalls, the gross profit margin deterioration for Consumer Products is attributable to a highly competitive retail pricing environment, resulting in pricing and markdown concessions to retailers. Secondly, our raw materials costs have risen significantly due to higher plastic resin costs resulting from record-high oil prices. As a result, Consumer Product margins were pressured from both revenues and cost of sales perspectives.

•	Gross profit margins in our Marketing Services segment decreased to 23.9% in 2004, as compared to 26.1% in the prior year. This reduction was due to the provision of lower margin logistical services as well as a rapid rise in raw materials costs which could not be recaptured from clients due to long lead times on programs.

•	Our 2004 results were also impacted by weakness at our Upshot agency including the loss of an important client in the fourth quarter. We recorded a pre-tax, non-cash goodwill impairment charge of $6,312, or $0.65 per diluted share, related to Upshot. This charge arose in connection with the annual impairment test required by Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangibles”.

•	Results for SCI Promotion for the year fell short of our expectations. The weakness at SCI Promotion was attributable to deferrals of scheduled promotional programs into 2005, cancellations of promotional programs due to specific business issues at client companies and opportunity loss attributable to the integration process following the acquisition. As a result, we did not achieve the sales volume necessary to absorb the largely fixed cost structure of this business.

•	In the fourth quarter of 2004, we recorded a pre-tax charge of $237, or $0.02 per diluted share, related to a dispute settlement liability incurred by assisting the former owner of SCI Promotion to settle a claim for a product sold prior to our acquisition in September 2003. We chose to facilitate settlement of the claim in order to secure a continued business relationship with SCI Promotion’s longtime client. We retain the right to offset the amount paid toward the settlement against future earnout payments in connection with the SCI Promotion acquisition.

•	In the second quarter of 2004 we recorded a charge of $311, or $0.03 per diluted share due to lower than estimated sublease income for vacated office space in the Upshot business. The office space was subleased at rates modestly below our initial estimates, due to softness in the current Chicago real estate market.

•	Operating expenses in 2004 include approximately $550, or $0.06 per diluted share, in non-cash expense related to grants of restricted stock units, compared with approximately $180, or $0.02 per diluted share recognized in the same period of 2003. We began using restricted stock units as our primary means of stock based compensation in the second quarter of 2003 and made additional grants at the beginning of the second quarter of 2004.

The economics of the toy industry have become increasingly challenging for smaller participants, and we are not prepared to invest more resources into the consumer products business because it no longer complements our core offerings as a family of integrated marketing services agencies. As a result, on February 24, 2005, we finalized a decision to pursue the wind down of Pop Rocket. We will significantly scale back this business during 2005 and exit the business permanently as soon as is feasible. In the near term, this includes restructuring the Pop Rocket division and exiting certain licenses. We may keep other licenses through the current term, depending on negotiations with our licensing partners, and we are committed to the Crayola® brand for the long term. The Crayola®-branded bath line carries modest inventory risk as it replenishes perpetually. It is also a brand that lends itself well to promotional opportunities and is complementary to our retail-oriented agency, SCI Promotion.

Our Burger King business, Equity Marketing, performed in line with our expectations. During 2004 we implemented nine domestic premium programs and seven international. This is essentially the same number of promotional programs that we have typically produced for Burger King. Sales for this business were lower for the full year as a result of decreasing domestic unit volumes in the first half of 2004. However, in the second half of 2004, unit volumes for the domestic programs increased relative to the prior year. We are seeing the trend of lower domestic unit volumes in recent years begin to turn around as a result of the recent improvements in Burger King system sales of Kids Meals. In addition, in 2004, Equity Marketing expanded its role with Burger King and is now the agency of record for promotional categories outside of the kids segment, including Adult Promotions and Youth & Family Promotions.

Upshot is aggressively pursuing new business to replace lost revenues due to the loss of an important client in the fourth quarter of 2004. In March of 2005, Upshot was one of two agencies of record selected for the promotional business of Miller Brewing Company. In its new role, Upshot will engage in promotional work for Miller’s two trademark brands Miller Lite and Miller Genuine Draft in the U.S., beginning in April. Although we expect Upshot’s financial results to improve significantly in 2005, the recent award of new business does not impact the impairment charge recorded at December 31, 2004 discussed above. In accordance with SFAS 142 the impairment testing was done as of December 31, 2004 and is not impacted by subsequent events, such as the award of new business which favorably impacts our anticipated cash flows.

Our focus for 2005 is the continued integration of our family of agencies in order to optimize the sharing of intellectual assets and the leveraging of our infrastructure. EMAK Worldwide companies will provide a variety of marketing services disciplines to affect consumer behavior, founded on our historic strength in outstanding execution of “below the line” marketing programs. We have added strong strategic planning capabilities, resident in our Upshot, Equity Marketing and Logistix agencies. This combination of strengths is articulated in our strategy—combine unique strategic planning insights with tactical excellence to measurably increase clients’ profitability. We have a strong global pipeline of new business and we are competing for larger and higher-profile clients than ever before. We are managing our business for growth, and we see evidence that our integrated marketing services strategy is working despite the challenges of 2004. We continue to become more diversified and believe we are building a franchise that will generate substantial value for our long-term stakeholders. Our vision is to be the world’s largest and most respected independent provider of strategically integrated marketing solutions.

Results of Operation

The following table sets forth for the periods indicated the Company’s operating expenses as a percentage of its total revenues:

Years Ended December 31,	2002	2003	2004

Revenues	100.0%	100.0%	100.0%
Cost of sales	73.2%	72.2%	76.3%
Forgiveness of note receivable	0.8%	—%	—%
Minimum royalty guarantee shortfalls	—%	—%	3.2%

Gross profit	26.0%	27.8%	20.5%

Operating expenses:
Salaries, wages and benefits	10.0%	11.2%	13.2%
Selling, general and administrative	10.8%	11.2%	10.8%
Impairment of assets	—%	—%	2.7%
Integration costs	0.2%	—%	0.1%
Restructuring loss	0.1%	0.1%	0.0%
Loss on Chicago lease	—%	—%	0.1%
Dispute resolution charge	—%	—%	0.1%
ERP reimplementation costs	—%	—%	0.1%

Total operating expenses	21.1%	22.5%	27.1%

Income (loss) from operations	4.9%	5.3%	(6.6)%
Other income (expense), net	0.2%	0.2%	(0.3)%

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	5.1%	5.5%	(6.9)%
Provision (benefit) for income taxes	1.9%	1.9%	(2.8)%

Income (loss) before cumulative effect of change in accounting principles	3.2%	3.6%	(4.1)%
Cumulative effect of change in accounting principles, net of tax	(1.2)%	—%	—%

Net income (loss)	2.0%	3.6%	(4.1)%

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues

Our consolidated revenues in 2004 increased $17,548, or 8.0%, to $236,661 from $219,113 in 2003. Our Marketing Services revenues increased $22,265, or 11.8%, to $211,526 from $189,261 primarily as a result of the inclusion of revenues generated by Johnson Grossfield, SCI Promotion and Megaprint Group as well as continued growth at Logistix. The results for 2003 include SCI Promotion from September 3, 2003 (acquired September 3, 2003) and exclude Johnson Grossfield (acquired February 2, 2004) and Megaprint Group (acquired November 10, 2004). Growth resulting from acquisitions and Logistix was partially offset by a decrease in Burger King revenues. Revenues for the Burger King business decreased as the volume of units for domestic programs in the first half of 2004 were lower as compared to previous years. Burger King revenues represented 51% of total revenues in 2004 as compared to 58% in 2003.

In 2004, our Logistix business based in the United Kingdom executed several successful promotional programs for Kellogg’s both domestically and internationally. In addition, net foreign currency translation impact contributed approximately $4,553 to revenues for Logistix versus the prior year period average exchange rates.

Excluding the impact of the SCI Promotion, Johnson Grossfield and Megaprint Group acquisitions, and excluding the impact of net foreign currency translation, Marketing Services revenues decreased slightly for 2004 compared to 2003.

Our Consumer Products revenues decreased $4,717 or 15.8%, to $25,135 from $29,852 in 2003. The decrease is primarily attributable to a decline in domestic sales of Scooby-Doo™ product and a significant one-time stocking of Kim Possible™ merchandise in 2003. Our Kim Possible™ line was launched in 2003 as a Wal-Mart exclusive; distribution expanded to other major retailers beginning in January 2004. The decrease was partially offset by increased international sales of Scooby-Doo™ product, the continued growth of Crayola® branded bath toys, and the addition of the Baby Einstein™ products. Revenues for 2004 were primarily comprised of Scooby-Doo™, Crayola®, Baby Einstein™ and Kim Possible™ brands. In January 2004, we began distributing the first toy products based upon Baby Einstein™, the best selling brand of videos specifically designed for infants and toddlers. We granted exclusive distribution to Target and Babies “R” Us for 2004. The growth in our Crayola® line of bath toys, which was launched in 2003, was attributable to an expanded product line and expanded distribution channels.

The growth in Scooby-Doo™ international revenues for 2004 was attributable to the brand receiving more exposure on television in Europe and Latin America. The growth in international sales of Scooby-Doo™ was more than offset by a decline in domestic Scooby-Doo™ sales.

Cost of sales and gross profit

Cost of sales increased $22,370 to $180,487 (76.3% of revenues) from $158,117 (72.2% of revenues) in 2003 due to the higher sales volume in 2004. The gross profit percentage decreased to 20.5% from 27.8% in 2003. This decrease is primarily the result of a charge for minimum royalty guarantee shortfalls of $7,722 on several licenses resulting from the decision to wind down our consumer products business.

The gross profit in our Marketing Services business decreased from 26.1% in 2003 to 23.9% in 2004. This decline is attributable to the provision of lower margin logistical services as well as a rapid rise in raw materials costs which could not be recaptured from clients due to long order lead times .

Excluding the impact for the minimum royalty guarantee shortfalls, the gross profit percentage in Consumer Products decreased to 22.5% from 38.6% in 2003. This decrease is primarily the result of a highly competitive retail pricing environment resulting in pricing and markdown concessions to retailers, increased costs for plastic resin resulting from higher oil prices and a higher mix of international sales which carry lower margins. International sales, which are sold through distributors who bear more of the risk and incur the bulk of the selling expenses, tend to carry lower gross margins than domestic sales. The decrease in Consumer Products margins is also partially attributable to a significant one-time stocking of high margin Kim Possible merchandise in the second quarter of 2003.

Salaries, wages and benefits

Salaries, wages and benefits increased $6,787 in 2004, or 27.7%, to $31,310 (13.2% of revenues) from $24,523 in 2003 (11.2% of revenues). This increase was primarily attributable to the addition of approximately 75 employees from the SCI Promotion, Johnson Grossfield and Megaprint Group acquisitions as well as annual employee merit pay increases and additional compensation expense resulting from grants of restricted stock units.

Salaries, wages and benefits increased as a percentage of revenues from 11.2% to 13.2% as a result of revenues increasing at a lesser rate. Due to the weakness at SCI Promotion, which was attributable to deferrals and cancellations of scheduled promotional programs, we did not achieve the sales volume necessary to absorb the largely fixed cost structure of this business. In addition, the reduction in Burger King unit volume in the first half of 2004, which resulted in lower overall Burger King revenues for the year, had a significant impact on this metric, as our staffing levels required to service this account are largely fixed.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1,030 in 2004, or 4.2%, to $25,606 (10.8% of revenues) from $24,576 (11.2% of revenues) in 2003. The increase is primarily the result of additional operating expenses resulting from the SCI Promotion, Johnson Grossfield and Megaprint Group acquisitions partially offset by lower selling expenses such as freight out resulting from a change in the terms of delivery for a significant Marketing Services client..

Selling, general and administrative expenses decreased as a percentage of revenues from 11.2% to 10.8% as a result of lower selling expenses.

Impairment of assets

We recorded a charge for impairment of assets of $6,312 (2.7% of revenues) in 2004. This charge is the result of the annual impairment test required by SFAS No. 142, due primarily to Upshot’s loss of a significant client in the fourth quarter of 2004. The charge is for a write-down of the goodwill resulting from the 2002 acquisition of Upshot. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

Integration costs

We recorded integration costs of $174 (0.1% of revenues) in 2004. These are primarily travel, training and consulting costs directly related to the integration of SCI Promotion, Johnson Grossfield and Megaprint Group.

Restructuring

We recorded a net restructuring charge of $56 (0.0% of revenues) compared to $234 (0.1% of revenues) in 2003. The charge is associated with the realignment of centralized resources in our Marketing Services business, partially offset by a reversal of a portion of the 2003 restructuring charge related to severance for workforce reductions at Upshot.

Loss on Chicago lease

We recorded a charge for the loss on the Chicago office lease of $311 (0.1% of revenues) in 2004. This is due to lower than estimated sublease income for vacated office space in the Upshot business. The office space was subleased at rates modestly below our initial estimates, due to softness in the current Chicago real estate market.

Dispute resolution charge

We recorded a dispute resolution charge of $237 (0.1% of revenues) in 2004. This is related to a dispute settlement liability incurred by assisting the former owner of SCI Promotion to settle a claim for a product sold prior to our acquisition in September 2003. We chose to facilitate the settlement of the claim in order to secure a continued business relationship with SCI Promotion’s longtime client. We retained the right to offset the amount paid toward the settlement against future earnout payments in connection with the SCI Promotion acquisition.

ERP reimplementation costs

We recorded enterprise resource planning (“ERP”) reimplementation costs of $59 (0.1% of revenues) in 2004. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.

Other income (expense)

Other income (expense) decreased $1,176 in 2004, to $(787) ((0.3)% of revenues) from $389 (0.2% of revenues) in 2003. Other expense is composed of a loss on foreign exchange of $628, a loss on asset disposal of $8 and net interest expense of $151. Net interest expense increased $82 to $151 in 2004 from $69 in 2003 due to reduced levels of cash and cash equivalents and increased short-term debt in the fourth quarter of 2004. The foreign currency transaction losses in 2004 were primarily a result of an effective hedge in the fourth quarter of 2004. This loss was offset by a corresponding positive impact on cost of goods sold as a result of the continuing weakening of the US dollar relative to the British Pound (“GBP”). The Company’s Logistix subsidiary purchases the bulk of its inventories from the Far East in US dollars.

Provision (benefit) for Income Taxes

The effective tax rate changed in 2004 to 41.0% from 34.0% in 2003. The increase in the effective tax rate is the result of a net loss being generated domestically in 2004 relative to net income in 2003 which was primarily generated internationally in territories which have more favorable tax rates.

Net income (loss)

Net income (loss) decreased $17,633, to $(9,684) in 2004 ((4.1)% of revenues) from $7,949 in 2003 (3.6% of revenues) primarily due to the impact of the minimum royalty guarantee shortfalls and impairment of assets. In addition, the net loss in 2004 is due to lower gross profit margins, increased salaries, wages and benefits and selling, general and administrative expenses attributable to the acquisitions of SCI Promotion, Johnson Grossfield and Megaprint Group, integration costs, restructuring loss, loss on Chicago lease, dispute resolution charge and the ERP reimplementation costs. The decrease is also the result of foreign currency transaction losses and higher interest expense.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues

Our consolidated revenues in 2003 increased $12,281, or 5.9%, to $219,113 from $206,832 in 2002. Our Marketing Services revenues increased $13,889, or 7.9%, to $189,261 from $175,372 primarily as a result of the inclusion of revenues generated by Upshot and SCI Promotion, as well as continued growth in our non-Burger King marketing services business. The results for 2002 include Upshot from July 18, 2002 (acquired July 17, 2002) and exclude SCI Promotion(acquired September 3, 2003). Excluding the impact of the Upshot and SCI Promotion acquisitions, Marketing Services revenues decreased $6,072 or 3.5% for 2003 compared to 2002. This decrease was due to challenges in our Burger King business. Although we still implemented a significant majority of the worldwide programs for Burger King as we had previously, unit volumes in those programs were lower than in previous years. The decreased volume levels in the Burger King business were partially offset by continued growth at Logistix.

Our Consumer Products revenues decreased $1,608, or 5.1%, to $29,852 from $31,460 in 2002. This decrease was primarily as a result of decreased sales of Scooby-Doo™, Robot Wars® and Tub Tints® product partially offset by sales from the launch of a product line based on Disney’s Kim Possible™ and increased sales of Crayola® product. Revenues for Scooby-Doo™ product in 2002 were higher primarily due to increased shipments attributable to the Scooby-Doo™ feature film, which was released in the summer of 2002. Our Robot Wars® product line in the United Kingdom experienced disappointing sales in 2003 as a result of reduced consumer interest in the brand. In 2003, we successfully launched our new Kim Possible™ product line with an exclusive at Wal-Mart. Both Wal-Mart and Disney provided significant marketing and advertising support to the launch of the product line and we were pleased with the results. In 2003, we expanded our line of Crayola® bath products to include a full line of bath activities and bath art sets. As a result, sales of our retail bath products increased significantly in 2003.

Cost of sales and gross profit

Cost of sales increased $6,810 to $158,117 (72.2% of revenues) from $152,992 (74.0% of revenues) in 2002 due to the higher sales volume in 2003. The gross profit percentage increased to 27.8% from 26.0% in 2002. This increase was primarily the result of a charge for the forgiveness of a note receivable of $1,685 (0.8% of revenues) in our Marketing Services business in 2002.

Excluding the impact for the forgiveness of the note receivable, the gross profit in our Marketing Services business decreased from 26.4% in 2002 to 26.1% in 2003 due to a decline in our Burger King margins as compared to prior years. This decline was attributable to the provision of lower margin logistical services, increased vendor costs and general pricing pressures.

The gross profit percentage in Consumer Products increased to 38.6% from 29.2% in 2002. This improvement was attributable to higher margin new product introductions and to effective inventory management both internally and in our distribution channels.

Our overall gross profit percentage, excluding the impact of the charge for forgiveness of a note receivable in 2002, improved slightly as a result of the improvement in Consumer Products.

Salaries, wages and benefits

Salaries, wages and benefits increased $3,861 in 2003, or 18.7%, to $24,523 (11.2% of revenues) from $20,662 in 2002 (10.0% of revenues). This increase was primarily attributable to the addition of employees from the acquisitions of Upshot and SCI Promotion, partially offset by a reduction in performance bonuses for employees in 2003 (a decrease of approximately $700).

Salaries, wages and benefits increased as a percentage of revenues from 10.0% to 11.2% as a result of revenues increasing at a lesser rate. The reduction in Burger King unit volumes had a significant impact on this metric, as our staffing levels required to service this account are largely fixed.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2,153 in 2003, or 9.6%, to $24,576 (11.2% of revenues) from $22,423 (10.8% of revenues) in 2002. The increase was primarily the result of additional operating expenses resulting from the acquisitions of Upshot and SCI Promotion.

Selling, general and administrative expenses increased as a percentage of revenues from 10.8% to 11.2% as a result of revenues increasing at a lesser rate. The reduction in Burger King unit volumes had a significant impact on this metric, as our cost structure required to service this account is largely fixed.

Integration costs

We recorded integration costs of $453 (0.2% of revenues) in 2002. These costs represent expenses directly related to the integration of Upshot such as travel, training and consulting.

Restructuring

In 2003, we recorded a net restructuring charge of $234 (0.1% of revenues) compared to $178 (0.1% of revenues) in 2002. In 2003, we recorded restructuring charge of $424 which represents severance for workforce reductions at our Upshot division. Our Upshot business did not achieve the level of contribution we were expecting this year which is primarily attributable to reduced marketing expenditures by a couple of its larger clients. In order to bring our cost structure in line with the current business volume, we eliminated eight positions at Upshot. This charge was partially offset by a $190 reversal of a restructuring reserve that we established in 1998 relating to former consumer products licenses. This reversal is attributable to the expiration of certain contractual rights. The 2002 restructuring charge represents severance for workforce reductions made to combine and streamline the operations of the Company subsequent to the acquisition of Upshot.

Other income

Other income increased $6 in 2003, or 1.6%, to $389 (0.2% of revenues) from $383 (0.2% of revenues) in 2002. Other income was composed of a gain on foreign exchange of $439, a gain on asset disposal of $19 and net interest expense of $69. Net interest income decreased $132 in 2003 from $63 in 2002. This decrease was attributable to a decline in interest rates as well as to the reduced level of cash, cash equivalents and marketable securities as a result of cash utilized for the acquisitions of Upshot and SCI Promotion and the stock buyback program. The gain on foreign exchange is the result of the strengthening GBP and Euro relative to the US Dollar.

Provision for Income Taxes

The effective tax rate changed in 2003 to 34.0% from 36.0% in 2002. The decrease in the effective tax rate was primarily the result of revised estimates of state income tax apportionment factors and an increase in the relative mix of earnings being generated internationally in countries which have more favorable tax rates.

Cumulative effect of change in accounting principles

The cumulative effect of change in accounting principles in 2002 is due to the adoption of SFAS No. 142 which requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. SFAS No. 142 also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. As a result of this evaluation, we recorded a charge of $2,496, net of tax, in connection with the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore results for the quarter ended March 31, 2002 have been adjusted retroactively. See “Critical Accounting Policies—Goodwill and Other Intangibles” below.

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

Financial Condition and Liquidity

Overview

Over the past several years, our primary focus has been on diversifying and growing our Marketing Services skills and infrastructure though acquisitions. From 2001 to 2004, EMAK invested approximately $35,000 to acquire Logistix, Upshot, SCI Promotion, Johnson Grossfield and Megaprint Group. Our acquisition strategy was successful in diversifying our revenue mix—our largest client, Burger King, accounted for 51% of our total revenues in 2004 as compared to 80% of our revenues in 2000. Over this same period however, we experienced a significant decrease in Burger King program unit volumes which offset the revenue contribution from our newly acquired agencies. The largely fixed cost structure required to service the Burger King account, combined with the operating expenses of our larger family of agencies, has resulted in a trend of decreasing cash flows generated by operating activities from over $22,000 in 2000 to less than $2,000 in 2003. As a result of the operating losses in 2004, we used approximately $9,200 in cash from operating activities. We ended 2004 with $4,406 in cash and cash equivalents and $6,025 in short-term debt (see discussion below).

Despite the losses in 2004, we expect to generate positive cash flows from operations in 2005 and growth thereafter. As discussed above, in the second half of 2004 we began seeing the trend of lower domestic Burger King unit volumes turn around as a result of recent improvements in Burger King system sales of Kids Meals. In addition, we are in the process of winding-down our Pop Rocket business. This business requires disproportionately large investments in working capital relative to the revenues it generates and was responsible for the bulk of our losses in 2004. Furthermore, as a result of our acquisitions, we continue to become more diversified and we have a strong global pipeline of new business in our Marketing Services segment. We are managing our business for growth, and we see evidence that our integrated marketing services strategy is working despite the challenges of 2004.

We believe that cash from operations, cash on hand at December 31, 2004 and our credit facility will be sufficient to fund working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially. See “Credit Facilities” below and Note 6 of the accompanying Notes to Consolidated Financial Statements.

2004 Compared to 2003

At December 31, 2004, cash and cash equivalents decreased by $14,885 million to $4,406 compared to $19,291 at December 31, 2003, primarily due to the acquisition of Johnson Grossfield and the net operating loss in 2004.

As of December 31, 2004, net accounts receivable increased $10,415 to $47,180 from $36,765 in 2003. This increase was primarily due to higher revenues at Logistix and additional receivables acquired as a result of the Johnson Grossfield and Megaprint Group acquisitions.

At December 31, 2004, inventories increased $3,664 to $18,763 from $15,099 in 2003. This was primarily due to an increase in Consumer Products inventories for product scheduled for delivery in the first quarter of 2005 as a result of the timing of the 2005 Easter Holiday. The increase is also the result of additional inventories acquired as a result of the Johnson Grossfield and Megaprint Group acquisitions. Marketing Services inventories represent 65% and 71% of total inventories as of December 31, 2003 and 2004, respectively. Marketing Services inventories generally have lower risk than Consumer Products inventories, as they usually represent product made to order.

At December 31, 2004, short-term debt increased $5,399 to $6,025 from $626 in 2003. This increase is primarily attributable to short-term borrowings to finance the purchase of the Megaprint Group, short-term debt assumed in the Megaprint Group acquisition and bank advances at Logistix to finance inventory purchases.

At December 31, 2004, accounts payable increased $2,757 to $30,996 from $28,239 in 2003. The increase is primarily attributable to additional accounts payable acquired as a result of the Johnson Grossfield and Megaprint Group acquisitions.

At December 31, 2004, deferred revenue increased $1,445 to $3,607 from $2,162 in 2003. This increase is primarily attributable to additional deferred revenue acquired as a result of the Megaprint Group acquisition.

Due to customer decreased $1,535 to $3,741 from $5,276 in 2003. This decrease in due to customer was primarily due to the timing of the payment of royalty and administrative fees collected from distribution companies on behalf of a significant Marketing Services client.

At December 31, 2004, accrued liabilities, including accrued payroll and payroll related costs, increased $3,755 to $13,512 from $9,757 in 2003. This increase in accrued liabilities is primarily attributable to the accrual for the minimum royalty guarantee shortfalls and accrued liabilities, accrued payroll and payroll related costs acquired as a result of the Johnson Grossfield and Megaprint Group acquisitions.

At December 31, 2004, working capital was $17,934 compared to $29,447 at December 31, 2003. Cash flows used in operations for 2004 were $9,228 compared to cash flows provided by operations of $1,335 in the prior year. This change is largely the result of the net loss. Cash flows used in investing activities for 2004 increased $2,608 to $8,743 from $6,135 in the prior year. This increase is primarily the result of the Johnson Grossfield and Megaprint Group acquisitions in 2004 and increased purchases of fixed assets. Cash flows provided by financing activities for 2004 were $2,982 compared to cash flows used in financing activities of $1,891 in the prior year. This increase is primarily the result of an increase in short-term borrowings to fund the Megaprint Group acquisition and to fund inventory purchases at Logistix and a decrease in the repurchase of treasury stock partially offset by a decrease in proceeds from the exercise of stock options.

Commitments

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of December 31, 2004 are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

Operating Leases	$4,911	$4,347	$4,047	$3,641	$3,664	$2,625	$23,235
Guaranteed Royalties	4,571	2,613	1,076	—	—	—	8,260
Employment Agreements	1,687	751	325	200	200	1,600	4,763

Total	$11,169	$7,711	$5,448	$3,841	$3,864	$4,225	$36,258

We had no material commitments for capital expenditures at December 31, 2004. Letters of credit outstanding as of December 31, 2003 and 2004 totaled $1,829 and $2,694, respectively.

Credit Facilities

On April 24, 2001, we signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. On March 31, 2005 the maturity date of the Facility was further extended through March 31, 2006. The credit facility is secured by substantially all of our assets and provides for a line of credit of up to $35,000 with borrowing availability determined by a formula based on qualified assets. The March 31, 2005 amendment reduced the line of credit to $20,000. We sought a reduction in the size of the Facility to better align the size and cost of the Facility with our borrowing needs. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. We are also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002, November 14, 2003, April 26, 2004, August 12, 2004, November 15, 2004 and March 31, 2005, certain covenants under the facility were amended. As of December 31, 2004, we were in compliance with the amended restrictions and covenants. In addition to amending certain covenants, the November 15, 2004 amendment imposed a temporary $12,000 cap on total outstanding borrowings and letters of credit. This amendment also increased the maximum interest rate on outstanding borrowings by 0.25 percent. The March 31, 2005 amendment eliminated the temporary $12,000 cap. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2004, $2,975 was outstanding under the Facility.

In addition to the Facility, in October, 2003 our Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. As of December 31, 2004, advances outstanding under this facility totaled approximately $1,797.

In connection with the acquisition of the Megaprint Group, we assumed a mortgage loan secured by a building in Holland. The mortgage loan has a 24 year term and carries an interest rate fixed at 5 percent per annum for three years from December 2002. The mortgage loan is repayable in equal monthly installments of 4 Euros The outstanding balance on the mortgage loan is 919 Euros (approximately US $1,253) as of December 31, 2004. Notwithstanding the terms of the mortgage loan, it will be repaid in the second quarter of 2005. In the event that the Megaprint Group is unable to sell the building by March 31, 2005, we will offset the balance of the mortgage loan against monies owed to the sellers of the Megaprint Group (see “Acquisitions”). This mortgage loan is recorded as short-term debt in the accompanying balance sheet as of December 31, 2004.

Megaprint Group has an overdraft facility of 750 Euros from ING Bank, Nederland. As of December 31, 2004, there were no amounts outstanding under this facility.

Acquisitions

On July 17, 2002, we consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event marketing, collaborative marketing and environmental branding. We financed the acquisition through our existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among EMAK, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Upshot Purchase Agreement”). Under the terms of the Upshot Purchase Agreement, we acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. This purchase price is net of $106 received in the fourth quarter of 2002 for a closing balance sheet working capital adjustment. We assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. HA-LO, which is the parent company of Promotional Marketing, was in Chapter 11 bankruptcy proceedings as of the acquisition date, and our acquisition of the UPSHOT business was approved by the United States bankruptcy court. In 2004, we recorded a charge for impairment of assets of $6,312 as a result of the annual impairment test required by SFAS No. 142. The charge was due primarily to Upshot’s loss of a significant client in the fourth quarter of 2004. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

On September 3, 2003, we acquired substantially all of the assets of SCI Promotion, a privately held promotional marketing services company based in Ontario, California. We financed the acquisition through our existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among EMAK, SCI Promotion and Joseph J. Schmidt, III (the “SCI Promotion Purchase Agreement”). Under the terms of the SCI Promotion Purchase Agreement, we acquired substantially all of the assets of SCI Promotion for a cash purchase price of approximately $5,900 (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, we paid $5,683 in cash plus related transaction costs of $538. We also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. The additional consideration, if any, will be recorded as goodwill.

On February 2, 2004, we acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”) a privately held promotional marketing services company based in Minneapolis, Minnesota (the “Johnson Grossfield Acquisition”). We financed the Johnson Grossfield Acquisition through our existing cash reserves. The Johnson Grossfield Acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, Johnson Grossfield, Inc., a Delaware corporation wholly owned by us (“Johnson Grossfield”), JGI-MN, Marc Grossfield and Thom Johnson (the “Johnson Grossfield Purchase Agreement”). Under the terms of the Johnson Grossfield Purchase Agreement, we purchased the assets of JGI-MN’s promotional agency business for approximately $4,600 in cash and 35,785 shares of our common stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. We also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. The additional consideration, if any, will be recorded as goodwill.

On November 10, 2004, the Company acquired all of the outstanding capital stock of Megaprint Group Limited (“Megaprint Group”), a privately held creative promotions agency headquartered in the United Kingdom. The Company financed the Megaprint Group acquisition through short-term debt. The Company paid 1,824 GBP (approximately US $3,388) in cash (net of a hold back for working capital adjustments of 180 GBP), plus related transaction costs of 283 GBP (approximately US $526). Under the terms of the Stock Purchase Agreement, the Company is committed to pay, subject to offset for any shortfall in the target level of net working capital at December 31, 2004, a minimum of 850 GBP and up to a maximum of 1,300 GBP in 2005 based on the performance of Megaprint Group for the year ended December 31, 2004. The Company has accrued a liability for the minimum payment of 850 GBP as purchase price as of the acquisition date. The Company is also committed to pay additional consideration up to a maximum of 2,450 GBP based on future performance through 2009. The additional consideration is based upon the business achieving targeted levels of margin after direct overhead (“MADO”) over the period from 2005 through 2009. The additional consideration, if any, will be recorded as goodwill.

Preferred Stock

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in EMAK in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatorily redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per common share. In connection with such purchase, we granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per common share, respectively. On June 20, 2000, Crown paid us an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per common share. In connection with such purchase, we granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, we agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. We paid $250 in fees for the year ended December 31, 2004.

On March 19, 2004, we entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would also have been convertible into 916,666 shares of Common Stock). The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per share, respectively. Of each tranche, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in EMAK, and EMAK obtained an elimination of the preferred rights and preferences as well as the preferred dividend associated with the now eliminated Series B Stock and Series C Stock.

On December 30, 2004, we entered into an Exchange Agreement with Crown whereby Crown received 25,000 shares of Series AA mandatorily redeemable senior cumulative preferred stock, par value $0.001 per share, (the “Series AA Stock”) with a conversion price of $14.75 per common share, in exchange for 25,000 shares of Series A Stock. The Series AA Stock has substantially the same rights and preferences as the Series A Stock, but does not participate in cash dividends paid on Common Stock. The exchange was effected in response to the requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) No. 128, which requires companies having participating securities to calculate earnings per share using the two-class method. (See “ Recent Accounting Pronouncements” below.)

Upon any voluntary or involuntary liquidation, dissolution or winding-up of our affairs, Crown, as holder of the Series AA Stock, will be entitled to payment out of our assets available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders. The Series AA Stock is subject to mandatorily redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs. Crown has voting rights equivalent to the number of shares of Common Stock into which their Series AA Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividend for the year ended December 31, 2004 amounted to $1,500, of which $375 was paid in January 2005 and recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2004.

The holders of the Series AA Stock, voting separately as a class, are entitled to elect two directors of the Company, provided however, at ant time the Board of Directors is increased to include more than eight members, the holders of the Series AA Stock are entitled to elect one additional director. Crown currently holds 100% of the outstanding shares of Series AA Stock, and has designated one individual to our Board of Directors.

The Series AA Stock is recorded in the accompanying consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,951 and include an accrual of approximately $1,000 for the present value of the commitment fee discussed above.

Restructuring

During 2002, we formulated and implemented a restructuring plan in connection with the Upshot acquisition in order to combine and streamline EMAK’s and Upshot’s operations. In connection with this plan we recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in our Los Angeles office, who were terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. The workforce reduction included employees from our Marketing Services segment as well as other support services.

In connection with the restructuring plan, we also decided to close Upshot’s Richmond, Virginia office and eliminate certain positions at Upshot’s Chicago, Illinois office. Additionally, in 2003 we finalized the plan with respect to vacating half of the leased space (approximately 30,000 square feet) at Upshot’s Chicago, Illinois office. This resulted in an adjustment to the liabilities recorded and an increase to goodwill of $1,900 for the present value of the remaining lease payments for the vacated office space in excess of the estimated sub-lease income. The liabilities assumed in connection with this restructuring plan totaled $3,535 and are included as part of goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $2,421 of these liabilities were paid as of December 31, 2004.

In 2003, we recorded a restructuring charge of $424 which represents severance for workforce reductions at our Upshot division. Our Upshot business did not achieve the level of contribution we were expecting that year which was primarily attributable to reduced marketing expenditures by a couple of its larger clients. In order to bring our cost structure in line with the current business volume, we eliminated eight positions at Upshot in December 2003. This charge was partially offset by a $190 reversal of a restructuring reserve that we established in 1998 relating to former consumer products licenses. This reversal is attributable to the expiration of certain contractual rights.

In 2004, we implemented a restructuring plan in connection with the realignment of centralized resources in our Marketing Services business in order to combine and streamline the operations. In connection with this plan we recorded a restructuring charge of $81. This charge represents severance for one employee in our Los Angeles office, who was terminated, and is reflected as a restructuring charge in the accompanying condensed consolidated statement of operations. This charge was partially offset by a restructuring gain of $25 that represents a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.

On February 24, 2005, we finalized a decision to pursue the wind down of substantially all of our consumer products business, Pop Rocket. Our determination is to significantly scale back this business during 2005 while exiting the business permanently as soon as is feasible. In the near term, this includes restructuring the Pop Rocket division and exiting certain licenses. In connection with this decision, we expect to incur charges for one-time employee termination benefits and other costs. The Company expects employee termination costs to range from $700 to $900 in 2005. We are unable in good faith to make a determination of an estimate as to other costs. Such costs are expected to result in future cash expenditures.

As a result of the wind down, in the fourth quarter of 2004, we recorded a pre-tax charge of $7,722 million relating to minimum royalty guarantee shortfalls on several of our consumer products licenses. Approximately $3,000 of this pre-tax charge is non-cash for write-offs of long-term royalty advances. Of the remaining $4,700, we are working with licensors to mitigate the future cash impact of the shortfall.

Stock Repurchase

On July 24, 2001, our Board of Directors authorized up to $10,000 for the repurchase of our common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, we spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, our Board of Directors authorized up to $10,000 for the repurchase of our common stock. We spent $3,505 to repurchase 267,650 shares at an average price of $13.10 per share including commissions under this authorization through December 31, 2004. The duration of the current buyback program is indefinite; provided, however, that our Board of Directors periodically reviews the program. Purchases are conducted in the open market at prevailing prices, based on market conditions when we are not in a quiet period. We may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program is being funded through working capital.

Inflation

The effect of inflation on our operations during 2004 was insignificant. We will continue our policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

Related Party Transactions

On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI served as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003 (the “2003 Agreement”). On August 23, 2004, the Company entered into another advisory agreement with USCI for services during calendar 2004 (the “2004 Agreement”). Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series AA Stock. The Company’s agreements with USCI provided for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board. The 2003 Agreement set forth guidelines for fees payable upon successful completion of an acquisition transaction of $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement had an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee had absolute discretion in determining the amount, if any, of the success fee for any transaction. The 2004 Agreement does not include success fee guidelines. The USCI agreements provide for the payment of a refundable advance against success fees in the aggregate amount of $275 under the 2003 Agreement and $322 under the 2004 Agreement. The Company believes that these agreements enhanced its ability to analyze and close merger and acquisition transactions in a more cost effective manner than with traditional outside advisory firms. In connection with the acquisition of SCI Promotion, USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI Promotion acquisition. In connection with the February 2004 acquisition of Johnson Grossfield, USCI earned a success fee of $125. This success fee is recorded as a transaction cost of the Johnson Grossfield acquisition. In connection with the acquisition of Megaprint Group in November 2004, USCI earned a success fee of $322. This success fee is recorded as a transaction cost of the Megaprint Group acquisition. The Company has not extended its arrangement with USCI for 2005.

Subsequent Event

On March 31, 2005, the Company’s credit facility with Bank of America was amended. This amendment extended the maturity date of the Facility from June 30, 2005 to March 31, 2006, changed certain covenants and restrictions to better suit the Company’s business model, reduced the line of credit from $35,000 to $20,000, and eliminated the temporary $12,000 cap on total outstanding borrowings and letters of credit. The Company sought a reduction in the size of the Facility to better align the size and cost of the Facility with its borrowing needs.

Recent Accounting Pronouncements

In November 2003 and March 2004, EITF reached final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is other-than-temporary. EITF Issue No. 03-1 shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. The adoption of EITF Issue No. 03-1 will not have a material impact on our results of operations or financial position because we do not have any investments in marketable securities as December 31, 2004.

In April 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. We adopted EITF 03-6 for the quarter ended June 30, 2004. EITF 03-6 had no impact on 2004 per share amounts because of the net loss. In addition EITF 03-6, will not have an impact on earnings per share in future periods due to the exchange of our outstanding participating securities for non-participating securities.

In September 2004, the consensus of EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. Adoption of the EITF has not affected our segment classifications.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, “Restatement and Revision of Accounting Research Bulletins,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations and financial position, but do not expect it to have a material impact.

In December 2004, the FASB released FASB Staff Position No. FAS 109-1 (“FSP 109-1”). FASB Staff Position No. 109-1, “Accounting of SFAS No. 109, ‘Accounting for Income Taxes,’ for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004,” clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes”. The FSP went into effect upon being issued. FSP 109-1 had no impact on our consolidated financial statements.

In December 2004, the FASB released FASB Staff Position No. FAS 109-2 (“FSP 109-2”). FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” provides companies more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on our plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes”. The FSP went into effect upon being issued. As of December 31, 2004, we had not determined whether, or to what extent, we may repatriate foreign earnings under the Jobs Act. Therefore, our 2004 consolidated financial statements do not include any provision for income taxes on the $5,705 cumulative balance of unremitted foreign earnings as of year end 2004. Management expects to finalize its assessment related to the Jobs Act in the first half of 2005.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the third quarter of fiscal year 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123R, whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption of SFAS No. 123R, or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

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

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the years ended December 31, 2002, 2003 and 2004 totaled $13,895, $22,129 and $24,692, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2003 and 2004 totaled $992 and $2,100, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheet. Unbilled revenues are expected to be billed and collected within the next six months.

In May 2003, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under the contractual arrangements with Burger King, creative services are a separate deliverable from manufacturing services. As a result, we are required to record the creative revenues when the specification and engineering package is delivered to and accepted by Burger King.

Our revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101: “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition in Financial Statements.”

Allowance for Doubtful Accounts

The allowances for doubtful accounts receivable and sales returns represent adjustments to customer trade accounts receivable for amounts deemed partially or entirely uncollectible. Management believes the accounting estimate related to such allowances is a “critical accounting estimate” because significant changes in it could materially affect key financial measures including revenues and selling, general and administrative expenses. In addition, the allowances require a high degree of judgment since they involve the estimation of the impact of both current and future economic factors as it relates to each of our customers’ ability to pay amounts owed to us. In the case of our Consumer Products segment, we must estimate the impact of retail sell through on customer discounts and returns.

We regularly extend credit to distribution companies in connection with our business with Burger King, which includes the Supply Chain Services, LLC (“SCS”), a subsidiary of Burger King’s franchisee purchasing cooperative Restaurant Services, Inc. (“RSI.”) We began selling product to SCS in October 2003. Receivables from SCS with terms in excess of net 30 (up to net 60) are guaranteed by RSI as required under our credit policy. Because of RSI’s established credit history with us, as well as the payment history of SCS, we don’t believe that this increase in concentration of receivables has negatively impacted our overall credit risk. Failure by SCS or one or more distribution companies to honor their payment obligations to us could have a material adverse effect on our operations. The largest such distribution company accounted for 20.5%, 17.9% and 80.2% of the products purchased from us by the Burger King system for the years ended December 31, 2002, 2003 and 2004, respectively. The largest such distribution company accounted for 23.9% and 19.2% of accounts receivable as of December 31, 2003 and 2004, respectively.

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

We record allowances for doubtful accounts receivable and sales returns at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, retail sell through and customer disputes. When a significant event occurs, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in estimated receivable impairment. We believe that our allowances for doubtful accounts receivable and sales returns at December 31, 2004 are adequate and proper.

Goodwill and Other Intangibles

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were approved by FASB effective June 30, 2001 for business combinations consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required us to perform a transitional goodwill impairment test, using values as of January 1, 2002. We completed the goodwill transitional impairment test in the second quarter of 2002. As a result, we determined that a non-cash charge in the amount of $2,496, net of tax, was required relating to the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002, and therefore, results for the quarter ended March 31, 2002 have been adjusted retroactively. We have adopted the provisions of these statements for the acquisition of Logistix effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, we have foregone all related goodwill amortization expense.

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

Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review we will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. We will compare the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2004, we performed the annual impairment test required by SFAS No. 142 and determined that the goodwill resulting from the acquisition of Upshot was impaired as of December 31, 2004. As a result, we recorded a non-cash charge in the amount of $6,312 to write-down the carrying value of the Upshot goodwill.

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

Royalties

We enter into agreements to license intellectual properties such as trademarks, copyrights, and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement, which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products. Furthermore, minimum guaranteed royalty commitments are reviewed on a periodic basis to ensure that amounts are recoverable based on estimates of future sales of the products under license. A loss provision will be recorded in the consolidated statements of operations to the extent that future minimum royalty guarantee commitments are not recoverable. Estimated future sales are projected based on historical experience, including that of similar products, and anticipated advertising and marketing support by the licensor. In the fourth quarter of 2004, we recorded a pre-tax charge of $7,722 relating to minimum royalty guarantee shortfalls on several consumer products licenses. These shortfalls are the result of our decision to wind down its consumer products business, Pop Rocket which resulted in a decrease in expectations of future sales under several licenses.

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

Although the significant majority of our inventories are composed of made-to-order promotional product, in the Consumer Products segment orders are subject to cancellation or change at any time prior to shipment since actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers and overall economic conditions. Unexpected changes in these factors could result in excess inventory in a particular product line, which would require management to make a valuation estimate on such inventory.

We base our production schedules for consumer products on customer orders, historical trends, results of market research and current market information. We ship products in accordance with delivery schedules specified by our customers, which usually request delivery within three months. In anticipation of retail sales in the traditional holiday season in the fourth quarter, we significantly increase our production in advance of the peak selling period, resulting in a corresponding build-up of consumer product inventory levels in the second and third quarters of the year. These seasonal purchasing patterns and requisite production lead times cause risk to our consumer products business associated with the underproduction of popular products and the overproduction of products that do not have significant consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring us to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase inventory valuation risk since we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

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

Management believes that the allowance for inventory obsolescence at December 31, 2004 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of the Consumer Products business segment.

The following table summarizes our obsolescence reserve at December 31:

	2002	2003	2004
Allowance for obsolescence	$1,732	$665	$740

As a percentage of total inventories	9.6%	4.2%	3.8%

The increase from 2003 to 2004 in the allowance for obsolescence was mainly due to the specific identification of excess inventory that was impaired as of year end 2004. Sales of excess Consumer Products inventories in 2003 were the primary cause of the decrease in obsolescence reserve from 2002 to 2003. Management believes that its allowance for obsolescence at year end 2004 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect our results of operations.

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

We Depend Significantly on One Key Customer

Our success is partly dependent on a single customer, Burger King (including its franchise purchasing cooperative RSI and various distribution companies), which accounted for approximately 65%, 58% and 51% of our revenues for the years ended December 31, 2002, 2003 and 2004, respectively. The termination or a significant reduction by Burger King of its business with us would adversely affect our business. We have domestic and international agreements with Burger King and RSI which guarantee that we will retain our role as the primary creative and manufacturing agency of record for both domestic and international Burger King premiums programs awarded through September 2006 (shipping through approximately September 2007). Our long-term agreements provide for bi-annual determinations of our guaranteed level of Burger King premiums business. The Burger King business is subject to significant year-to-year variability. For instance, our revenues generated by our business with Burger King decreased from $133,987 in 2002 to $126,791 in 2003 and to $120,606 in 2004. We expect a modest increase in sales to Burger King in 2005. The success of our business with Burger King is also partially dependent on the overall success of the Burger King system, whose sales could be negatively impacted by such factors as increased competition and product recalls.

We Face Credit Risk

We regularly extend credit to distribution companies in connection with our business with Burger King, which includes SCS, which is a subsidiary of Burger King’s franchisee purchasing cooperative RSI. We began selling product to SCS in October 2003. Sales to SCS represented 80.2% of our sales to the Burger King System in 2004. Failure by SCS to honor their payment obligations to us could have a material adverse effect on our operations. Because of RSI’s established credit history with us, as well as the payment history of SCS, we don’t believe that this increase in concentration of receivables has negatively impacted our overall credit risk. We occasionally provide SCS with extended payment terms of up to 60 days on the condition that RSI provides a guaranty of payment. We also extend credit to several retailers in connection with various promotional programs as well as with our Consumer Products business. The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. Failure by one or more of these retailers to honor their payment obligations to us could have a material adverse effect on our business.

We Rely on the Continued Development of New Promotional Programs

A large portion of our revenues come from a relatively limited number of promotional programs which are in effect for only a limited period of time and generally are not repeated. We must continually develop and sell new products and services for utilization in new promotional programs as part of our clients’ annual promotions calendars. There can be no assurance that we or our customers will be able to secure licenses for additional entertainment properties on which to base our promotional programs or that, if secured, such licenses will result in successful products.

The Success of Our Products Depends on the Popularity of Licensed Materials

Our promotional products are typically based on entertainment properties, such as characters from current motion pictures or television programs. The success of these products largely depends on the popularity of the entertainment properties on which they are based. Each motion picture and television program is an individual artistic work, and its commercial success is dependent on unpredictable consumer preferences. Our results of operations may be adversely affected if the entertainment properties upon which our products are based turn out to be less popular than we anticipate. Also, delays in the release of motion pictures or television programs could result in delays or cancellations of our promotions.

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

There Are Risks Associated with Acquisitions

If we are presented with appropriate opportunities, we may make investments in complementary companies. The anticipated benefits of any acquisitions or investment may not be realized. If we buy a company, we could have difficulty in assimilating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

Our Current Licenses Require Us to Pay Minimum Royalties

Sales of products under trademarks or trade or brand names licensed from others account for substantially all of our Consumer Products revenues. Product licenses allow us to capitalize on characters, designs, concepts and inventions owned by others or developed by toy inventors and designers. Our license agreements generally require us to make specified minimum royalty payments, even if we fail to sell a sufficient number of units to cover these amounts. In connection with our decision to wind down our Pop Rocket consumer products business, we took a pre-tax charge at December 31, 2004 of $7,722 related to minimum royalty guarantee shortfalls on several licenses. Approximately $3,000 of this pre-tax charge is non-cash for write-offs of long-term royalty advances. Of the remaining $4,700, we are working with our licenses to mitigate the cash impact of the shortfall.

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

We Rely on Foreign Manufacturers

During 2004, approximately 93% of our products were manufactured in China. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. In addition, past outbreaks of Severe Acute Respiratory Syndrome have been significantly concentrated in Asia, particularly in Hong Kong and in the Guangdong province of China, where many of our contract manufacturers are located. The development and manufacture of our products could suffer if a significant number of our employees in Hong Kong or the employees of our contract manufacturers in China contract SARS or other communicable diseases, or are otherwise unable to fulfill their responsibilities.

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

Logistix enters into contracts denominated primarily in US dollars, GBP and Euros. Although we attempt to reduce its exposure to changes in foreign currency exchange rates through the use of certain hedging techniques, changes in such exchange rates may result in changes in the value of our commitments and anticipated foreign currency cash flows.

A Significant Portion of Our Common Stock is Controlled by Our Officers and Directors

Donald A. Kurz and Stephen P. Robeck beneficially own approximately 26.4% and 14.2%, respectively, of our outstanding Common Stock. Mr. Kurz is our President and Chief Executive Officer and a member of the Board of Directors. Mr. Robeck is the Chairman of our Board of Directors. Crown owns 100% of the outstanding shares of our Series AA senior cumulative convertible preferred stock, which are convertible into 1,694,915 shares of Common Stock (representing approximately 22.8% of the outstanding shares of Common Stock on an as converted basis). These stockholders, either individually or acting together, significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We May Issue Preferred Stock

Our Board of Directors has authority to issue up to one million shares of preferred stock, and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control and may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of, the holders of Common Stock. The outstanding Series AA Stock is senior to any class of preferred stock which might be authorized by the Board of Directors in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rate Changes

The amounts borrowed under our Bank of America credit facility are at variable interest rates, and we are subject to market risk resulting from interest rate fluctuations. As of December 31, 2004, $2,975 was outstanding under our facility. As of December 31, 2004, the marginal interest rate on available borrowings under our credit facility was 3.9%.

Impact of Foreign Currency Fluctuation

Approximately 15% of our revenues are denominated in foreign currencies, and we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

As of December 31, 2004, our Logistix and Megaprint Group subsidiaries entered into foreign currency forward contracts aggregating 7,681 GBP to sell Euros in exchange for GBP and to sell GBP in exchange for US dollars. The contracts will expire by August 2005. At December 31, 2004, these foreign currency forward contracts had an estimated fair value of (256) GBP. In addition, our Johnson Grossfield subsidiary entered into foreign currency forward contracts aggregating $459 to sell Canadian dollars in exchange for US dollars. These contracts will expire by May 2005. At December 31, 2004, these foreign currency forward contracts had an estimated fair value of $(7). The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2004. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
EMAK Worldwide, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2004 and the related consolidated statements of operations, of shareholders’ equity and mandatorily redeemable preferred stock, of comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of EMAK Worldwide, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Los Angeles, California
March 31, 2005

EMAK WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,291	$4,406
Accounts receivable (net of allowances of $2,143 and $1,733 as of December 31, 2003 and 2004, respectively)	36,765	47,180
Inventories	15,099	18,763
Deferred income taxes	2,303	2,557
Prepaid expenses and other current assets	2,049	2,909

Total current assets	75,507	75,815

Fixed assets, net	3,809	5,029
Goodwill	41,893	41,723
Other intangibles, net	1,252	3,686
Deferred income taxes	2,833	6,101
Other assets	3,036	959

Total assets	$128,330	$133,313

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$626	$6,025
Accounts payable	28,239	30,996
Deferred revenue	2,162	3,607
Due to customer	5,276	3,741
Accrued payroll and payroll related costs	1,051	1,074
Accrued liabilities	8,706	12,438

Total current liabilities	46,060	57,881

Long-term liabilities	5,555	6,621

Total liabilities	51,615	64,502

COMMITMENTS AND CONTINGENCIES (Note 10)

Mandatorily redeemable preferred stock, Series A senior cumulative participating convertible as of December 31, 2003 and Series AA senior cumulative convertible as of December 31, 2004, $.001 par value, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	23,049	22,518

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series AA issued and outstanding	—	—
Common stock, par value $.001 per share, 50,000,000 and 25,000,000 shares authorized as of December 31, 2003 and 2004, respectively, 5,684,953 and 5,759,263 shares outstanding as of December 31, 2003 and 2004, respectively	—	—
Additional paid-in capital	23,886	27,516
Retained earnings	45,138	33,954
Accumulated other comprehensive income	3,334	4,972

	72,358	66,442

Less—
Treasury stock, 3,150,708 and 3,167,258 shares at cost as of December 31, 2003 and 2004, respectively	(17,458)	(17,669)
Unearned compensation	(1,234)	(2,480)

Total stockholders’ equity	53,666	46,293

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$128,330	$133,313

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2002	2003	2004

REVENUES	$206,832	$219,113	$236,661
Cost of sales	151,307	158,117	180,487
Forgiveness of note receivable	1,685	—	—
Minimum royalty guarantee shortfalls	—	—	7,722

Gross profit	53,840	60,996	48,452

OPERATING EXPENSES:
Salaries, wages and benefits	20,662	24,523	31,310
Selling, general and administrative	22,423	24,576	25,606
Integration costs	453	—	174
Loss on Chicago lease	—	—	311
Restructuring charge	178	234	56
Impairment of assets	—	—	6,312
Dispute resolution charge	—	—	237
ERP reimplementation costs	—	—	59

Total operating expenses	43,716	49,333	64,065

Income (loss) from operations	10,124	11,663	(15,613)
OTHER (EXPENSE) INCOME:
Interest expense	(258)	(221)	(253)
Interest income	321	152	102
Other income (expense)	320	458	(636)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	10,507	12,052	(16,400)

PROVISION (BENEFIT) FOR INCOME TAXES	3,786	4,103	(6,716)

Income (loss) before cumulative effect of change in accounting principles	6,721	7,949	(9,684)
Cumulative effect of change in accounting principles, net of tax	(2,496)	—	—

Net income (loss)	4,225	7,949	(9,684)

PREFERRED STOCK DIVIDENDS	1,500	1,500	1,500
UNDISTRIBUTED EARNINGS ALLOCATED TO PARTICIPATING PREFERRED STOCK	623	1,474	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$2,102	$4,975	$(11,184)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) per share before cumulative effect of change in accounting principles	$0.81	$0.87	$(1.94)
Cumulative effect of change in accounting principles	(0.44)	—	—

BASIC INCOME (LOSS) PER SHARE	$0.37	$0.87	$(1.94)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,721,790	5,718,548	5,753,978

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per share before cumulative effect of change in accounting principles	$0.78	$0.83	$(1.94)
Cumulative effect of change in accounting principles	(0.42)	—	—

DILUTED INCOME (LOSS) PER SHARE	$0.36	$0.83	$(1.94)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,895,103	6,017,718	5,753,978

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK
(in thousands, except share data)

					Additional		Accumulated Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury	Unearned
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Compensation	Total

Balance, December 31, 2001	5,715,293	$—	25,000	$23,049	$20,050	$35,964	$242	$(13,773)	$(10)	$65,522
Net income	—	—	—	—	—	4,225	—	—	—	4,225
Issuance of shares pursuant to restricted stock plan	50,000	—	—	—	658	—	—	—	(658)	—
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	80	80
Exercise of stock options	88,525	—	—	—	840	—	—	—	—	840
Tax benefit from exercise of stock options	—	—	—	—	93	—	—	—	—	93
Preferred stock dividends	—	—	—	—	—	(1,500)	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—	1,523	—	—	1,523
Unrealized loss on foreign currency forward contract	—	—	—	—	—	—	(55)	—	—	(55)
Purchase of treasury stock	(137,315)	—	—	—	—	—	—	(1,733)	—	(1,733)

Balance, December 31, 2002	5,716,503	—	25,000	23,049	21,641	38,689	1,710	(15,506)	(588)	68,995
Net income	—	—	—	—	—	7,949	—	—	—	7.949
Issuance of shares pursuant to restricted stock plan	1,000	—	—	—	13	—	—	—	(13)	—
Issuance of restricted stock units	—	—	—	—	1,022	—	—	—	(1,022)	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	186	186
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	177	177
Cancellation of restricted stock grants	—	—	—	—	(26)	—	—	—	26	—
Exercise of stock options	111,050	—	—	—	935	—	—	—	—	935
Tax benefit from exercise of stock options	—	—	—	—	301	—	—	—	—	301
Preferred stock dividends	—	—	—	—	—	(1,500)	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—	1,784	—	—	1,784
Unrealized loss on foreign currency forward contracts	—	—	—	—	—	—	(160)	—	—	(160)
Purchase of treasury stock	(143,600)	—	—	—	—	—	—	(1,952)	—	(1,952)

Balance, December 31, 2003	5,684,953	—	25,000	23,049	23,886	45,138	3,334	(17,458)	(1,234)	76,715
Net loss	—	—	—	—	—	(9,684)	—	—	—	(9,684)
Warrant exchange	—	—	—	(531)	487	—	—	—	—	(44)
Issuance of common stock	35,785	—	—	—	530	—	—	—	—	530
Issuance of restricted stock units	—	—	—	—	2,399	—	—	—	(2,399)	—
Issuance of shares pursuant to vesting of restricted stock units	375	—	—	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	548	548
Cancellation of restricted stock units	—	—	—	—	(440)	—	—	—	440	—
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	165	165
Exercise of stock options	54,700	—	—	—	640	—	—	—	—	640
Tax benefit from exercise of stock options	—	—	—	—	14	—	—	—	—	14
Preferred stock dividends	—	—	—	—	—	(1,500)	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—	1,805	—	—	1,805
Unrealized loss on foreign currency forward contracts	—	—	—	—	—	—	(167)	—	—	(167)
Purchase of treasury stock	(16,550)	—	—	—	—	—	—	(211)	—	(211)

Balance, December 31, 2004	5,759,263	$—	25,000	$22,518	$27,516	$33,954	$4,972	$(17,669)	$(2,480)	$68,811

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2002	2003	2004

NET INCOME (LOSS)	$4,225	$7,949	$(9,684)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	1,523	1,784	1,805
Unrealized loss on foreign currency forward contract	(55)	(160)	(167)

COMPREHENSIVE INCOME (LOSS)	$5,693	$9,573	$(8,046)

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,225	$7,949	$(9,684)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principles, net of tax	2,496	—	—
Depreciation and amortization	1,831	1,946	2,067
Provision for bad debts	484	277	48
Gain on asset disposal	(15)	(19)	(13)
Tax benefit from exercise of stock options	93	301	14
Amortization of restricted stock	80	363	714
Impairment of assets	—	—	6,312
Minimum guarantee royalty shortfalls	—	—	7,722
Forgiveness of note receivable	1,685	—	—
Other	(20)	(1)	—
Changes in assets and liabilities-
Increase (decrease) in cash and cash equivalents:
Accounts receivable	(18,718)	12,338	(3,222)
Note receivable	498	—	—
Inventories	(5,073)	2,294	98
Deferred income taxes	(697)	559	(4,015)
Prepaid expenses and other current assets	4,207	963	(1,503)
Other assets	(542)	(840)	(908)
Accounts payable	14,645	(14,518)	82
Accrued liabilities	5,811	(9,486)	(6,006)
Long-term liabilities	(409)	(791)	(934)

Net cash provided by (used in) operating activities	10,581	1,335	(9,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of Upshot	(9,891)	—	—
Payment for purchase of SCI Promotion, net of cash acquired of $162	—	(6,059)	--.
Payment for purchase of Johnson Grossfield	—	—	(4,614)
Payment for purchase of Megaprint Group, net of cash acquired of $1,194	—	—	(2,591)
Proceeds from sales of fixed assets	135	74	64
Purchases of fixed assets	(982)	(1,150)	(1,602)
Proceeds from sale of marketable securities, net	6,200	1,000	—

Net cash used in investing activities	(4,538)	(6,135)	(8,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid	(1,500)	(1,500)	(1,500)
Purchase of treasury stock	(1,733)	(1,952)	(211)
Proceeds from exercise of stock options	840	935	640
Borrowings under line of credit	—	626	4,054

Net cash provided by (used in) financing activities	(2,393)	(1,891)	2,983

Net increase (decrease) in cash and cash equivalents	3,650	(6,691)	(14,988)
Effects of exchange rate changes on cash and cash equivalents	248	149	103
CASH AND CASH EQUIVALENTS, beginning of year	21,935	25,833	19,291

CASH AND CASH EQUIVALENTS, end of year	$25,833	$19,291	$4,406

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities — Issuance of shares for purchase of Johnson Grossfield	$—	$—	$530

CASH PAYMENTS DURING YEAR FOR:
Interest	$286	$214	$236

Taxes	$218	$4,166	$1,210

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global integrated marketing services company. We focus on the design and execution of strategy-based marketing programs providing measurable results for our clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. Our clients include Burger King, Kellogg’s, Frito Lay, Kohl’s, Macy’s, Kraft, Procter & Gamble, Miller Brewing Company and Subway Restaurants, among others. EMAK is headquartered in Los Angeles, with operations in Chicago, Minneapolis, New York, Ontario (California), Dublin, Frankfurt, London, Paris, The Netherlands, Hong Kong and Shanghai. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the US dollar.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at cost, which approximates fair value as of December 31, 2003 and 2004.

Marketable Securities

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value. The Company had no marketable securities as of December 31, 2003 and 2004.

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

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the years ended December 31, 2002, 2003 and 2004 totaled $13,895, $22,129 and $24,692, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2003 and 2004 totaled $992 and $2,100, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheet as of December 31, 2003 and 2004. Unbilled revenues are expected to be billed and collected within the next six months.

In May 2003, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under new contractual arrangements with Burger King, creative services are a separate deliverable from manufacturing services. As a result, the Company is required to record the creative revenues when the specification and engineering package is delivered to and accepted by Burger King.

The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition in Financial Statements.”

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2003 and 2004, inventories consisted of the following:

	December 31,
	2003	2004

Production-in-process	$3,363	$861
Finished goods	11,736	17,902

	$15,099	$18,763

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

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for 2002 and generally is to be applied prospectively. The Company adopted SFAS No. 144 beginning January 1, 2002. The impact of such adoption did not have a material effect on the Company’s financial statements.

Goodwill and Other Intangibles

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were approved by the FASB effective June 30, 2001 for business combinations consummated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization approach to a non-amortization (impairment) approach. The statement required amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statement by calendar year companies on January 1, 2002. The statement required the Company to perform a transitional goodwill impairment test, using values as of January 1, 2002. The Company completed the goodwill transitional impairment test in the second quarter of 2002. As a result, the Company determined that a non-cash charge in the amount of $2,496, net of tax, was required relating to the goodwill resulting from the 1998 acquisition of Contract Marketing, Inc. and U.S. Import and Promotions Co., collectively referred to as “USI.” The transition charge is reflected as a cumulative effect of change in accounting principles effective January 1, 2002. Subsequent to the transition charge, the balance of the USI goodwill was $8,198. The Company has adopted the provisions of these statements for the acquisition of Logistix (see Note 4) effective July 1, 2001 and for all other acquisitions effective January 1, 2002. Accordingly, beginning on January 1, 2002, the Company has foregone all related goodwill amortization expense.

Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company will compare the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2004, the Company performed the annual impairment test required by SFAS No. 142 and determined that the goodwill resulting from the acquisition of Upshot was impaired as of December 31, 2004. As a result, the Company recorded a non-cash charge in the amount of $6,312 to write-down the carrying value of the Upshot goodwill (see Note 3).

The change in the carrying amount of goodwill from $41,893 as of December 31, 2003 to $41,723 as of December 31, 2004 reflects: the Upshot goodwill impairment charge of $(6,312), the acquisition of Megaprint Group (See Note 4) of $2,764, the acquisition of Johnson Grossfield (See Note 4) of $1,192, an adjustment to reflect the net increase to goodwill for the SCI Promotion (See Note 4) acquisition of $932, and a foreign currency translation adjustment of $1,254. All of the goodwill balance relates to the Marketing Services segment.

Identifiable intangibles of $1,252 and $3,686 as of December 31, 2003 and 2004, respectively, a portion of which are subject to amortization, are included in other intangibles in the consolidated balance sheets.

Other intangibles are summarized as follows:

	As of December 31,
	2003	2004

Amortized Intangible Assets
Equity Marketing trademark	$52	$52
Licensing, royalty and standstill agreements	151	163
Customer contracts and related customer relationships	869	3,491
Non-competition agreement	—	113
Sales order backlog	343	377

Subtotal	1,415	4,196
Less: Accumulated amortization	(813)	(1,214)

	602	2,982

Unamortized Intangible Assets
Logistix trademark	650	704

Total Other Intangibles	$1,252	$3,686

The Equity Marketing trademark is being amortized over an estimated useful life of 10 years. The Logistix trademark is not subject to amortization under the provisions of SFAS No. 142 as it has been determined that it has an indefinite life. The licensing, royalty and standstill agreements along with the customer contracts and related customer relationships acquired in the purchase of Logistix were amortized over the lives of the respective agreements which ranged from 2 to 3 years and were fully amortized as of December 31, 2003. The sales order backlog was also acquired in the purchase of Logistix and was fully amortized as of December 31, 2001. (See Note 4.) The customer contracts and related customer relationships acquired in the purchase of Upshot are amortized over the lives of the respective agreements which range from 6 to 12 months and were fully amortized as of December 31, 2003. Sales order backlog was also acquired in the purchase of Upshot and was fully amortized as of December 31, 2002. The customer contracts and related customer relationships acquired in the purchase of SCI Promotion are amortized over an estimated useful life of 5 years. Sales order backlog was also acquired in the purchase of SCI Promotion and was fully amortized as of December 31, 2003. The customer relationship and non-competition agreement acquired in the purchase of Johnson Grossfield are being amortized over estimated useful lives of 2 years to 12 years. (See Note 4.) The customer relationships acquired in the purchase of Megaprint Group are amortized over an estimated useful life of 15 years. Sales order backlog was also acquired in the purchase of Megaprint Group and $5 was amortized as of December 31, 2004. (See Note 4.) Useful lives for customer contracts and related customer relationships are determined based on the average historical lives of customer relationships for each respective acquisition. Useful lives for licensing, royalty and standstill agreements, non-competition agreements and sales order backlog are based on the terms of the underlying contractual agreements. For the years ended December 31, 2002, 2003 and 2004, amortization expense related to other intangibles amounted to $234, $309 and $363, respectively.

The expected future amortization expense related to other intangibles for each of the next five years is as follows:

Year

2005	$401
2006	345
2007	337
2008	304
2009	211

Due to Customer

Pursuant to the terms of certain contracts between the Company and a promotions customer, the Company collects fees from the customer’s distribution companies on behalf of that customer. Once these fees are collected from the distribution companies, the

Company remits the fees to the customer. As of December 31, 2003 and 2004, the amounts due to customer were $5,276 and $3,741, respectively.

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

At December 31, 2004, the Company currently has three stock based compensation plans that are described in Note 8. In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

	2002	2003	2004

Net income (loss) available to common stockholders — as reported	$2,102	$4,975	$(11,184)
Plus:
Stock-based compensation expense included in reported net income (loss) available to the common stockholder	51	239	422
Less:
Compensation expense (a)	1,555	1,715	1,065

Net income (loss) available to common stockholders — pro forma	$598	$3,499	$(11,827)

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$0.37	$0.87	$(1.94)
Pro forma basic (loss) earnings per share	$0.10	$0.61	$(2.06)

Diluted earnings (loss) per share, as reported	$0.36	$0.83	$(1.94)
Pro forma diluted earnings (loss) per share	$0.10	$0.58	$(2.06)

(a) Determined under fair value based method for all awards, net of tax.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2002	2003	2004

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	60.00%	58.57%	45.00%
Risk free interest rate	2.95%	1.90%	2.76%
Expected life of options	4 years	4 years	5 years

The weighted average fair value of options granted during 2002, 2003 and 2004 is $6.08, $5.89 and $6.23, respectively.

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

Net Income Per Share
Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Net income (loss) available to common stockholders represents reported net income (loss) less preferred stock dividend requirements and undistributed earnings allocated to participating preferred stock.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of the Company’s stock, $0.01 par value (“Common Stock”) were exercised or converted into Common Stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 2,075,066, 1,318,666 and 2,757,378 shares of the Company’s Common Stock, for the years ended December 31, 2002, 2003 and 2004, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the years ended December 31, 2002, 2003 and 2004, preferred stock convertible into 1,694,915 shares of Common Stock was excluded in the computation of diluted EPS.

Earnings per share for the years ended December 31, 2002 and 2003, respectively, reflect a restatement pursuant to Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 requires that companies with participating securities calculate earnings per share using a two-class method. The Company’s Series A cumulative participating mandatorily redeemable preferred stock (“Series A Stock”) qualifies as “participating securities” since it was entitled to dividends declared on the Company’s common stock; therefore, EITF 03-6 requires the allocation of a portion of undistributed earnings to preferred stock. As a result, earnings per basic common share, as reported in the prior years, were reduced by $0.11 and $0.26 to $0.37 and $0.87 for the years ended December 31, 2002 and 2003, respectively. The earnings per diluted common share, as reported in the prior years, were reduced by $0.20 and $0.20 to $0.36 and $0.83 for the years ended December 31, 2002 and 2003, respectively. EITF 03-6 had no impact on 2004 per share amounts because of the net loss. The Series A Stock was exchanged by the holder for an equivalent number of shares of non-participating preferred stock on December 30, 2004 (See Note 8.)

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” and EITF 03-6:

		For the years ended December 31,
	2002			2003			2004
	Income	Shares	Per Share	Income	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income (loss) available to common stockholders	$2,102	5,721,790	$0.37	$4,975	5,718,548	$0.87	$(11,184)	5,753,978	$(1.94)

Effect of Dilutive Securities:
Options and warrants	—	173,313		—	242,466		—	—
Restricted stock units	—	—		—	56,704		—	—

Dilutive EPS:
Net income (loss) available to common stockholders and assumed conversion	$2,102	5,895,103	$0.36	$4,975	6,017,718	$0.83	$(11,184)	5,753,978	$(1.94)

Royalties
The Company enters into agreements to license intellectual properties such as trademarks, copyrights, and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement, which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products. Furthermore, minimum guaranteed royalty commitments are reviewed on a periodic basis to ensure that amounts are recoverable based on estimates of future sales of the products under license. A loss provision will be recorded in the consolidated statements of operations to the extent that future minimum royalty guarantee commitments are not recoverable. Estimated future sales are projected based on historical experience, including that of similar products, and anticipated advertising and marketing support by the licensor. (See Note 2.)

Concentration of Risk
Burger King accounted for approximately 65%, 58% and 51% of the Company’s total revenues for the years ended December 31, 2002, 2003 and 2004, respectively. The Company regularly extends credit to distribution companies in connection with its business with Burger King, which includes Supply Chain Services, LLC (“SCS”), a subsidiary of Burger King’s franchisee purchasing cooperative Restaurant Services, Inc (“RSI”). The Company began selling product to SCS in October, 2003. Because of RSI’s established credit history, as well as the payment history of SCS, the Company does not believe that this increase in concentration of receivables has negatively impacted the overall credit risk. Failure by SCS or one or more distribution companies to honor their payment obligations could have a material adverse effect on the Company’s operations. The largest such distribution company accounted for 20.5%, 17.9% and 80.2% of the products purchased from us by the Burger King system for the years ended December 31, 2002, 2003 and 2004, respectively. The largest such distribution company accounted for 23.9% and 19.2% of accounts receivable as of December 31, 2003 and 2004, respectively.

The Company purchases 93% of its manufactured products from suppliers located in China. China currently enjoys normal trade relations (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization, which occurred in December 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increased costs for the Company. The impact of such an event on the Company could be somewhat mitigated by the Company’s ability to source product for the US market from countries other than China. However, there can be no assurance that the Company would be able to obtain manufactured products under acceptable terms.

Supplemental Cash Flow Information
During 2004, the Company sold a portion of its excess inventory to a customer in exchange for credits toward future purchases of advertising media. The credits were valued at $438 and can be used over a period of five years. These credits are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

Comprehensive Income
The Company computes comprehensive income (loss) pursuant to SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Total comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income (loss) items, including unrealized gains or losses on foreign exchange forward contracts and cumulative foreign currency translation adjustments.

Shipping and Handling Costs
In accordance with the Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies all amounts billed to customers related to shipping and handling as revenues. Shipping and handling costs are recorded in selling, general and administrative expenses. For the years ended December 31, 2002, 2003 and 2004 such costs totaled $2,584, $2,312, and $1,799, respectively.

Foreign Currency Translation
Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the US dollar are recognized as a component of accumulated other comprehensive income in stockholders’ equity. For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. For the years ended December 31, 2002, 2003 and 2004, respectively, the net transaction gain (loss) on foreign exchange of $305, $438 and $(628) were recorded in other income (expense) in the accompanying consolidated statements of operations.

In accordance with the SFAS No. 52, “Foreign Currency Translation,” the financial statements of Logistix and Megaprint Group are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income and expenses at average exchange rates; and shareholders’ equity at historical exchange rates. Since the functional currency of Logistix and Megaprint Group is the British Pound (“GBP”), the resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet. Translation adjustments are not tax-effected since they relate to investments which are permanent in nature.

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

As of December 31, 2004, our Logistix and Megaprint Group subsidiaries entered into foreign currency forward contracts aggregating 7,681 GBP to sell Euros in exchange for GBP and to sell GBP in exchange for US dollars. The contracts will expire by August 2005. At December 31, 2004, these foreign currency forward contracts had an estimated fair value of (256) GBP. In addition, our Johnson Grossfield subsidiary entered into foreign currency forward contracts aggregating $459 to sell Canadian dollars in exchange for US dollars. These contracts will expire by May 2005. At December 31, 2004, these foreign currency forward contracts had an estimated fair value of $(7). The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2004. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

Advertising
Production costs of commercials and programming are charged to expense in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to expense in the period incurred.

Recent Accounting Pronouncements
In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is other-than-temporary. EITF Issue No. 03-1 shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. The adoption of EITF Issue No. 03-1 will not have a material impact on the Company’s results of operations or financial position because it does not have any investments in marketable securities as December 31, 2004.

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

In September 2004, the consensus of EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. Adoption of the EITF has not affected the Company’s segment classifications.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, “Restatement and Revision of Accounting Research Bulletins,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations and financial position, but does not expect it to have a material impact.

In December 2004, the FASB released FASB Staff Position No. FAS 109-1 (“FSP 109-1”). FASB Staff Position No. 109-1, “Accounting of SFAS No. 109, ‘Accounting for Income Taxes,’ for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004”, clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes”. The FSP went into effect upon being issued. FSP 109-1 had no impact on the Company’s consolidated financial statements.

In December 2004, the FASB released FASB Staff Position No. FAS 109-2 (“FSP 109-2”). FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, provides companies more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the Company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes. The FSP went into effect upon being issued. As of December 31, 2004, management had not determined whether, or to what extent, the Company may repatriate foreign earnings under the Jobs Act. Therefore, the Company’s 2004 consolidated financial statements do not include any provision for income taxes on the $5,705 cumulative balance of unremitted foreign earnings as of year end 2004. Management expects to finalize its assessment related to the Jobs Act in the first half of 2005.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of fiscal year 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123R, whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its results of operations and earnings per share. The Company has not yet determined the method of adoption of SFAS No. 123R, or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

Reclassifications
Certain reclassifications have been made to the 2003 consolidated financial statements to conform them with the 2004 presentation. Advances under an import/letter of credit facility (see Note 6) which were previously recorded in accounts payable as of December 31, 2003 have been reclassified to short-term debt on the accompanying consolidated balance sheets to conform to current period presentation.

2. RESTRUCTURING CHARGE AND MINIMUM ROYALTY GUARANTEE SHORTFALLS

During 2002, the Company formulated and implemented a restructuring plan in connection with the Upshot acquisition in order to combine and streamline the operations of the Company and Upshot. In connection with this plan the Company recorded a restructuring charge of $178. This charge represents severance for a workforce reduction of seven employees in the Company’s Los Angeles office, who were terminated. The workforce reduction included employees from the Company’s marketing services division as well as other support services.

In connection with the restructuring plan, the Company also decided to close Upshot’s Richmond, Virginia office and eliminate certain positions at Upshot’s Chicago, Illinois office. Additionally, in 2003 the Company finalized its exit plan with respect to vacating half of its leased space (approximately 30,000 square feet) at Upshot’s Chicago, Illinois office. This resulted in an adjustment to the liabilities recorded and an increase to goodwill of $1,900 for the present value of the remaining lease payments for the vacated office space in excess of the estimated sub-lease income. The liabilities assumed in connection with this restructuring plan totaled $3,535 and are included as part of goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” $2,421 of these liabilities were paid as of December 31, 2004. In June 2004, the Company recorded expense of $311 due to lower than estimated sublease income for the vacated office space. The office space has been subleased at rates modestly below the Company’s initial estimates, due to softness in the current Chicago real estate market. This expense is recorded as Loss on Chicago Lease in the accompanying consolidated statement of operations for the year ended December 31, 2004.

In 2003, the Company recorded a restructuring charge of $424 which represents severance for workforce reductions at Upshot. The Upshot business did not achieve the expected level of contribution in 2003 which is primarily attributable to reduced marketing expenditures by some of its larger clients. In order to bring its cost structure in line with the current business volume, the Company eliminated eight positions at Upshot in December 2003. All but $25 of this restructuring charge was paid as of December 31, 2004 (a $25 restructuring gain was recorded in 2004—see below). This charge was partially offset by a $190 reversal of a restructuring reserve that the Company established in 1998 relating to former consumer products licenses. This reversal is attributable to the expiration of certain contractual rights.

In 2004, the Company formulated and implemented a restructuring plan in connection with the realignment of centralized resources in its Marketing Services business in order to combine and streamline the operations. In connection with this plan the Company recorded a restructuring charge of $81. This charge represents severance for one employee in the Company’s Los Angeles office, whose position was eliminated, and is reflected as a restructuring charge in the accompanying condensed consolidated statement of operations. All of this restructuring charge was paid as of December 31, 2004. During the third quarter of 2004 there was a restructuring gain of $25 that represents a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.

On February 24, 2005, management finalized a decision to pursue the wind down of substantially all of the Company’s consumer products business, Pop Rocket. Management’s plan is to significantly scale back this business during 2005 while exiting the business permanently as soon as is feasible. In the near term, this includes restructuring the Pop Rocket division and exiting certain licenses. In connection with this decision, the Company expects to incur charges for one-time employee termination benefits and other costs. The Company expects employee termination costs to range from $700 to $900 in 2005. The Company is unable in good faith to make a determination of an estimate as to other costs. Such costs are expected to result in future cash expenditures.

As a result of the Pop Rocket wind down, in the fourth quarter of 2004, the Company recorded a pre-tax charge of $7,722 million relating to minimum royalty guarantee shortfalls on several of its consumer products licenses. This charge was determined based on contractual commitments as of December 31, 2004 and reflects the Company’s decision not to fully exploit these licenses. Approximately $3,000 of this pre-tax charge is non-cash for write-offs of long-term royalty advances. Of the remaining $4,700, the Company is working with licensors to mitigate the future cash impact of the shortfall. The charge is recorded as minimum royalty guarantee shortfalls in the accompanying consolidated statement of operations for the year ended December 31, 2004.

3. IMPAIRMENT OF ASSETS

Refer to Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangibles” for discussion of goodwill impairment.

During the fourth quarter of 2004, the Company performed its annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $6,312. The charge was required to reduce the carrying value of goodwill at Upshot. The Upshot impairment charge reflects the reporting unit’s lower than expected performance in 2004 and revised future projections resulting from the loss of an important client in the fourth quarter of 2004. This charge was calculated in accordance with the provisions of SFAS No. 142 utilizing a present value based valuation technique based on the best available projections as of December 31, 2004 of Upshot’s future cash flows before interest. This impairment charge is recorded as impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 2004 and is reflected in the Marketing Services segment.

4. ACQUISITIONS

On July 17, 2002, the Company consummated the acquisition of Upshot, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Upshot Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Upshot Purchase Agreement”). Under the terms of the Upshot Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the Upshot business) for $9,206 in cash plus related transaction costs of $685. The Company assumed the principal current liabilities of the Upshot business in connection with the acquisition.

The Upshot acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. During 2003, the preliminary allocation of the purchase price was adjusted to revise the estimated value of prepaid expenses ($72 increase), deferred tax assets ($1,852 increase), accrued liabilities ($168 decrease) and non-current liabilities ($4,874 increase). These adjustments resulted in a net increase to goodwill of $2,782. The adjustments to increase non-current liabilities are attributable to a final determination of an unfavorable lease liability for Upshot’s Chicago, Illinois office totaling $2,975 and to an adjustment totaling $1,900 due to the finalization of an exit plan (see Note 2) both of which were contemplated as of the close of the transaction. The unfavorable lease liability reflects the present value of the lease payments in excess of market for the remaining term of the Chicago office lease. The increase in deferred tax assets reflects the tax benefit associated with the increase in non-current liabilities. Subsequent to these adjustments, the Company’s allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

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

In the fourth quarter of 2004, the Company performed the annual impairment test required by SFAS No. 142 and determined that the goodwill resulting from the acquisition of Upshot was impaired as of December 31, 2004. As a result, the Company recorded a non-cash charge in the amount of $6,312 to write-down the carrying value of the Upshot goodwill.

On September 3, 2003, the Company acquired substantially all of the assets of SCI Promotion, a privately held promotional marketing services company based in Ontario, California. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003 (the “SCI Promotion Purchase Agreement”.) Under the terms of the SCI Promotion Purchase Agreement, the Company acquired substantially all of the assets of SCI Promotion for a cash purchase price of approximately $5,900 (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, the Company paid $5,683 in cash plus related transaction costs of $538. The Company also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earning before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s common stock. The additional consideration, if any, will be recorded as goodwill.

The SCI Promotion acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. During 2004, the preliminary allocation of the purchase price was adjusted to revise the estimated value of prepaid expenses ($64 decrease), receivable from seller ($55 decrease) and accrued liabilities ($13 increase). The allocation reflects a receivable from the seller resulting from a closing balance sheet working capital adjustment of $800, accruing interest at the rate of 5% per annum, that will offset additional earnout consideration based on the results for 2003. The additional earnout consideration was recorded as additional goodwill in 2004. The Company’s allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$6,357
Receivable from seller	800
Property, plant and equipment	37
Other non-current assets	13
Net current liabilities	(5,755)

Estimated fair value, net assets acquired	1,452

Goodwill	4,041
Other intangible assets	728

Total purchase price	$6,221

The intangible assets of $728 are comprised of customer contracts and related customer relationships and sales order backlog, and are being amortized over estimated useful lives ranging from 4 months to 5 years. Intangible assets associated with the SCI Promotion acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill has an indefinite life and is not amortized.

On February 2, 2004 (effective January 31, 2004), the Company acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”), a privately held promotional marketing services company based in Minneapolis, Minnesota. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004 (the “Johnson Grossfield Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased the assets of JGI-MN’s promotional agency business for approximately $4,325 in cash (net of a holdback of $250) and 35,785 shares of the Company’s Common Stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus related transaction costs of $184 and a commitment to pay additional earnout consideration of up to $4,500 based upon future performance of the acquired business. The Company also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of EBITDA over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s Common Stock. The amount of earnout consideration attributable to 2004 performance will be determined and paid in the second quarter of 2005. The additional consideration, if any, will be recorded as goodwill.

The Johnson Grossfield acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. During 2004, the preliminary allocation of the purchase price was adjusted to revise the estimated value of accounts receivable ($31 decrease), inventory ($68 decrease) and other intangible assets ($150 increase). During 2004, additional consideration was paid in the amount of $105 as a working capital adjustment. The Company’s allocation of purchase price for the Johnson Grossfield acquisition, based upon estimated fair values is as follows:

Net current assets	$2,758
Property, plant and equipment	8
Other non-current assets	7
Net current liabilities	(1,214)

Estimated fair value, net assets acquired	1,559

Goodwill	1,192
Other intangible assets	2,393

Total purchase price	$5,144

The intangible assets of $2,393 are comprised of customer relationships and a non-competition agreement, and are being amortized over estimated useful lives ranging from 2 years to 12 years.

On November 10, 2004, the Company acquired all of the outstanding capital stock of Megaprint Group Limited (“Megaprint Group”), a privately held creative promotions agency headquartered in the United Kingdom. The Company financed the Megaprint Group acquisition through short-term debt. The Company paid 1,824 GBP (approximately US $3,388) in cash (net of a hold back for working capital adjustments of 180 GBP), plus related transaction costs of 283 GBP (approximately US $526). Under the terms of the Stock

Purchase Agreement, the Company is committed to pay, subject to offset for any shortfall in the target level of net working capital at December 31, 2004, a minimum of 850 GBP and up to a maximum of 1,300 GBP in 2005 based on the performance of Megaprint Group for the year ended December 31, 2004 (“2004 Earnout Payment”). The Company has accrued a liability for the minimum payment of 850 GBP as purchase price as of the acquisition date. The Company is also committed to pay additional consideration up to a maximum of 2,450 GBP based on future performance through 2009. The additional consideration is based upon the business achieving targeted levels of margin after direct overhead (“MADO”) over the period from 2005 through 2009. The additional consideration, if any, will be recorded as goodwill. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$8,512
Property, plant and equipment	1,265
Net current liabilities	(7,289)

Estimated fair value, net assets acquired	2,488

Goodwill	2,665
Other intangible assets	338

Total purchase price	$5,491

Included in net current liabilities for the Megaprint Group is a mortgage loan for a building in Holland (see Note 6). The balance of the mortgage loan as of the acquisition date totaled approximately 900 Euros (approximately US $1,200). The building is recorded under fixed assets and is recorded at the same value as the balance of the mortgage loan. The building and mortgage loan are held in trust by the Megaprint Group on behalf of its former shareholders (the “Sellers”). The building is currently held for sale. The proceeds of any sale would be used to pay-off the mortgage loan and any excess proceeds would be remitted to the Sellers. In the event that the Megaprint Group is unable to sell the building by March 31, 2005, the Company will offset the balance of the mortgage loan against monies owed to the Sellers for the 2004 Earnout Payment.

The intangible assets of $338 are comprised of sales order backlog and customer relationships, and are being amortized over estimated useful lives ranging from 7 months to 15 years.

Pro Forma Financial Data
SCI Promotion was formed in June 2002 when SCI Promotion’s management purchased the assets and assumed certain liabilities of a predecessor business from Aspen Marketing, Inc. (a privately held promotions company). In conjunction with this acquisition, SCI Promotion’s management implemented a number of significant structural changes in the business and ascribed different underlying basis to SCI Promotion’s assets and liabilities than previously ascribed by Aspen Marketing, Inc. As a result of the acquisition and the changes in the business, the Company’s management believes that the financial information for SCI Promotion for the first half of 2002 is not meaningful or relevant. The pro forma information shown below for 2002 excludes the impact of the SCI Promotion acquisition. The following selected unaudited pro forma consolidated results of operations are presented as if the Upshot, Johnson Grossfield and Megaprint Group acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition and as if the SCI Promotion acquisition had occurred at the beginning of 2003 after giving effect to certain adjustments for the amortization of intangibles, reduced interest income and related income tax effects.

The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Years Ended December 31,
	2002	2003	2004

Pro forma revenues	$220,509	$264,044	$249,920
Pro forma net income (loss)	$2,960	$8,845	$(9,669)
Pro forma basic income (loss) per share	$0.20	$0.99	$(1.94)
Pro forma diluted income (loss) per share	$0.19	$0.94	$(1.94)
Pro forma basic weighted average shares outstanding	5,721,790	5,718,548	5,756,960
Pro forma diluted weighted average shares outstanding	5,895,103	6,053,503	5,756,960

Refer to Note 1 for further discussion of the method of computation of earnings per share.

5. FIXED ASSETS, NET

     Fixed assets, net is summarized as follows:

	December 31,
	2003	2004

Furniture, fixtures and equipment	$3,462	$3,431
Computer software	3,979	4,572
Computer hardware	4,546	5,180
Leasehold improvements	1,744	2,069
Building	—	1,239

Fixed assets, at cost	13,731	16,491

Accumulated depreciation and amortization	(9,922)	(11,462)

Fixed assets, net	$3,809	$5,029

For the years ended December 31, 2002, 2003 and 2004, depreciation expense related to fixed assets was $1,597, $1,636 and $1,704, respectively.

6. LINE OF CREDIT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. On March 31, 2005 the maturity date of the Facility was further extended through March 31, 2006. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 with borrowing availability determined by a formula based on qualified assets. The March 31, 2005 amendment reduced the line of credit to $20,000. The Company sought a reduction in the size of the Facility to better align the size and cost of the Facility with its borrowing needs. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002, November 14, 2003, April 26, 2004, August 12, 2004, November 15, 2004 and March 31, 2005, certain covenants under the facility were amended. As of December 31, 2004, the Company was in compliance with the amended restrictions and covenants. In addition to amending certain covenants, the November 15, 2004 amendment imposed a temporary $12,000 cap on total outstanding borrowings and letters of credit. This amendment also increased the maximum interest rate on outstanding borrowings by 0.25 percent. The March 31, 2005 amendment eliminated the temporary $12,000 cap. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2004, $2,975 was outstanding under the Facility.

In addition to the Facility, in October, 2003 Logistix established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“The HSBC Facility”) to provide short-term financing of product purchases from Asia. The total availability under this facility is 1,000 GBP. Under The HSBC Facility Logistix’s vendors are paid by the bank directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. As of December 31, 2003 and 2004, advances outstanding under this facility totaled approximately $626 and $1,797, respectively.

As of December 31, 2003 and 2004, the marginal interest rate on available borrowings under the Facility was 4.0% and 3.9%, respectively. As of December 31, 2003 and 2004, the marginal interest rate on available borrowings under the HSBC Facility was 3.2% and 4.2%, respectively. Letters of credit outstanding as of December 31, 2003 and 2004 totaled $1,829 and $2,694, respectively.

In connection with the acquisition of the Megaprint Group, the Company assumed a mortgage loan secured by a building in Holland (see Note 4). The mortgage loan has a 24 year term and carry’s an interest rate fixed at 5 percent per annum for three years from December 2002. The mortgage loan is repayable in equal monthly installments of 4 Euros. The outstanding balance on the mortgage loan is 919 Euros (approximately US $1,253) as of December 31, 2004. Notwithstanding the terms of the mortgage loan, it will be repaid in the second quarter of 2005. In the event that the Megaprint Group is unable to sell the building by March 31, 2005, the Company will offset the balance of the mortgage loan against monies owed to the Sellers for the 2004 Earnout Payment. This mortgage loan is recorded as short-term debt in the accompanying balance sheet as of December 31, 2004.

Megaprint Group has an overdraft facility of 750 Euros from ING Bank, Nederland. As of December 31, 2004, there were no amounts outstanding under this facility.

7. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) Tax Deferred Savings Plan (the “401(k) Plan”), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee’s contribution. Costs related to contributions to the 401(k) Plan for the years ended December 31, 2002, 2003, and 2004 were $303, $522 and $599, respectively.

8. EQUITY COMPENSATION PLANS

The Company currently has three equity based compensation plans: the 2000 Stock Option Plan (the “2000 Employee Plan”), 2004 Non-Employee Director Stock Incentive Plan (the “Non-Employee Director Plan”) and the 2004 Stock Incentive Plan (the “Stock Incentive Plan” and collectively with 2000 Employee Plan and the Non-Employee Director Plan referred to as the “Equity Compensation Plans”). A total of 2.1 million shares of Common Stock are reserved for issuance pursuant to awards granted and to be granted under the Equity Compensation Plans. An aggregate of 914,825 shares were available for grant under the Equity Compensation Plans as of December 31, 2004. The 2000 Employee Plan expires in 2010. The Non-Employee Director Plan and the Stock Incentive Plan expire in 2014.

The Company previously had a 1996 Stock Option Plan, which expired in 2001, and a Non-Employee Director Stock Option Plan, which expired in 2003 (collectively, the “Expired Plans”). An aggregate of 1,112,078 shares are reserved for issuance pursuant to outstanding options granted under these Expired Plans.

The 2000 Employee Plan provides for option grants at exercise prices not less than the fair market value on the date of grant in the case of qualified incentive stock options, and not less than par value in the case of non-qualified options. Under the terms of the 2000 Employee Plan, the Company may issue awards of restricted stock and restricted stock units upon such terms and conditions as it may deem appropriate.

The Non-Employee Director Plan provides for the annual grant of incentive awards which may consist of stock options, restricted stock grants or restricted stock units. The Non-Employee Director Plan is administered by the Board of Directors or, if the Board so determines, by a committee of the Board.

The Stock Incentive Plan provides for the grant of incentive awards which may consist of stock options, restricted stock grants, restricted stock units, stock bonuses, stock appreciation rights or performance units. The Stock Incentive Plan is administered by the Board of Directors or, if the Board so determines, by a committee of the Board.

Transactions involving the Stock Compensation Plans and the Expired Plans are summarized as follows:

				Exercisable at End of Year
			Weighted		Weighted
		Restricted	Average		Average
	Options	Stock	Exercise Price	Number	Exercise Price
	Outstanding	Outstanding	Per Share	Exercisable	Shares
Outstanding at December 31, 2001	1,958,778	—	$11.96	674,909	$13.83

Granted	507,000	—	12.92
Exercised	(88,525)	—	9.48
Canceled	(142,875)	—	11.14

Outstanding at December 31, 2002	2,234,378	50,000	12.34	911,743	$13.40

Granted	120,000	78,750	13.48
Exercised	(111,050)	—	8.42
Canceled	(80,800)	(4,300)	13.48

Outstanding at December 31, 2003	2,162,528	124,450	12.74	1,092,576	$13.29

Granted	285,000	167,050	10.68
Exercised	(54,700)	(13,075)	9.44
Canceled	(436,100)	(33,100)	10.13

Outstanding at December 31, 2004	1,956,728	245,325	$12.01	1,315,383	$13.33

The following table summarizes information about the Company’s equity awards outstanding and exercisable as of December 31, 2004:

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
RANGE OF	NUMBER	REMAINING	AVERAGE	NUMBER	AVERAGE
EXERCISE PRICES	OUTSTANDING	CONTRACTUAL LIFE	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE

$ 0.00 - $ 9.94	760,403	4.64	$9.63	482,693	$9.00
$10.00 - $12.10	525,150	6.56	$12.20	377,890	$12.20
$12.25 - $13.39	498,500	7.82	$14.27	174,800	$13.79
$13.88 - $28.13	418,000	4.42	$20.74	280,000	$22.02

	2,202,053	5.78	$13.40	1,315,383	$13.33

Warrants

On March 29, 2000 and June 20, 2000, the Company granted Crown EMAK Partners, LLC (“Crown”) 15,000 warrants to purchase additional shares of preferred stock. On March 19, 2004, these warrants were exchanged for warrants to purchase Common Stock. (See “Preferred Stock” below).

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

On March 29, 2000, Crown, invested $11,900 in the Company in exchange for Preferred Stock and warrants to purchase additional Preferred Stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatorily redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per common share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per common share, respectively. On June 20, 2000, Crown paid an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per common share. In connection with such purchase, the Company granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock was convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on June 30, 2005. The Company paid $250 in fees for the year ended December 31, 2004.

On March 19, 2004, the Company entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would also have been convertible into 916,666 shares of Common Stock). The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per common share, respectively. Of each tranche, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in the Company, and the Company obtained an elimination of the preferred rights and preferences as well as the preferred dividend associated with the Series B Stock and Series C Stock. The exchange was recorded as a reduction to preferred stock of $531 and an increase to additional paid-in-capital of $487, net of transaction costs of $44. The exchange was approved by an independent committee of our Board, which relied upon a fairness opinion provided by an outside advisory firm.

On December 30, 2004, the Company entered into an Exchange Agreement with Crown whereby Crown received 25,000 shares of Series AA mandatorily redeemable senior cumulative preferred stock, par value $0.001 per share, (the “Series AA Stock”) with a conversion price of $14.75 per common share, in exchange for 25,000 shares of Series A Stock. The Series AA Stock has substantially the same rights and preferences as the Series A Stock, but does not participate in cash dividends paid on Common Stock. The exchange was effected in response to the impact of EITF 03-6 on reported earnings. (See Note 1) Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company’s affairs, Crown, as holder of the Series AA Stock, will be entitled to payment out of assets of the Company available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders.

The Series AA Stock is subject to mandatorily redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series AA Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividends for the year ended December 31, 2004 amounted to $1,500, of which $375 was paid in January 2005 and recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2004.

The holder of the Series AA Stock, voting separately as a class, are entitled to elect two directors of the Company, provided however, at ant time the Board of Directors is increased to include more than eight members, the holders of the Series AA Stock are entitled to elect one additional director.

Crown currently holds 100% of the outstanding shares of Series AA Stock and has designated one individual to the Board of Directors of the Company.

The Series AA Stock is recorded in the accompanying consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs totaled approximately $1,951 and included an accrual of approximately $1,000 for the present value of the commitment fee discussed above.

Stock Repurchase

On July 24, 2001, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s common stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s common stock. The Company spent $3,505 to repurchase 267,650 shares at an average price of $13.10 per share including commissions under this authorization through December 31, 2004. The duration of the current buyback program is indefinite; provided, however, that the Company’s Board of Directors intends to review the program quarterly. Purchases are conducted in the open market at prevailing prices, based on market conditions when the Company is not in a quiet period. The Company may also transact purchases effected as block trades, as well as certain negotiated, off-exchange purchases not in the open market. This repurchase program is being funded through working capital.

9. INCOME TAXES

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

Consolidated pre-tax income (loss) consists of the following:

	Years Ended December 31,
	2002	2003	2004
US operations	$5,854	$7,430	$(20,013)
Foreign operations	4,653	4,622	3,613

	$10,507	$12,052	$(16,400)

The provision (benefit) for income taxes consist of:

	Years Ended December 31,
	2002	2003	2004

CURRENT:
Federal	$2,163	$2,202	$(2,640)
State and local	342	16	16
Foreign	822	1,166	717

	3,327	3,384	(1,907)

DEFERRED:
Federal	485	980	(2,970)
State and Local	73	157	(1,839)
Foreign	(99)	(418)	—

	459	719	(4,809)

	$3,786	$4,103	$(6,716)

Income taxes recorded by the Company differ from the amounts computed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of operations.

	Years Ended December 31,
	2002	2003	2004

Tax at the Federal statutory rate	$3,614	$4,146	$(5,641)
State income taxes, net of the Federal tax benefit	141	(5)	(1,052)
Effect of change in state rate on deferred tax assets	—	—	(300)
Valuation Allowance	—	—	223
Other	31	(38)	54

	$3,786	$4,103	$(6,716)

Other reflects the effects of permanent differences such as tax free municipal interest income earned in 2002, 2003 and 2004, and the impact of foreign earnings which are taxed at different rates. The effective rate increased in 2004 to 41.0% of pre-tax loss from 34.0% of pre-tax income in 2003. This change in the effective rate is primarily the result of losses generated in the United States. The losses recorded in the United States, which has higher tax rates, generate a higher income tax benefit. Losses in the United States were partially offset by income generated in international territories which have lower tax rates. The higher tax benefit as a percentage of pre-tax loss in the U.S. combined with the lower tax provision as a percentage of pre-tax income in international territories has resulted in a higher overall tax benefit as a percentage of pre-tax loss. In addition, as a result of changes in business operations, the Company’s current state income tax rate has increased as compared to prior years. The Company expects the deferred tax assets to reverse at the new state rate. As a result, the Company’s deferred tax assets have been adjusted accordingly.

The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) for the years ended December 31, 2003 and 2004 are as follows:

	2003	2004

Allowance for doubtful accounts	$811	$717
Inventory reserve	43	80
Accrued expenses	663	1,681
Net operating loss carryforwards	—	606
Other	786	(304)

Total current	2,303	2,780

Goodwill and other intangibles	518	1,908
Fixed assets	69	69
Long term liabilities	1,979	3,836
Other	267	288

Total non-current	2,833	6,101

Deferred income tax asset valuation allowance	—	(223)

Net deferred tax assets	$5,136	$8,658

State net operating loss (“NOL”) carryforwards totaled approximately $6,532 at December 31, 2004. Their use is limited to future taxable earnings of the Company. As the states do not currently provide for a carryback provision, the state net operating losses will have a 10 year carryforward period. The federal net operating losses will be carried back and utilized in prior years. Management considered all available evidence and determined that a valuation allowance of $223 was required as of December 31, 2004 for those NOL carryforwards that are not expected to provide future tax benefits. Management believes that it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of the remaining net deferred income tax assets of $8,658.

A deferred U.S. tax liability has not been provided on the unremitted earnings of Logistix because it is the intent of the Company to permanently reinvest these earnings in the United Kingdom. Undistributed pre-tax earnings of Logistix, which have been or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes – Special Areas,” aggregated $4,713 and $5,705 at December 31, 2003 and 2004, respectively. The determination of the tax liability upon repatriation is not practicable.

On October 22, 2004, the Jobs Act was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. On December 21, 2004, the FASB issued FSP 109-2. FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying SFAS No. 109. As of December 31, 2004, management had not determined whether, or to what extent, the Company may repatriate foreign earnings under the Jobs Act. Therefore, the Company’s 2004 consolidated financial statements do not include any provision for income taxes on the $5,705 cumulative balance of unremitted foreign earnings as of year end 2004. Management expects to finalize its assessment related to the Jobs Act in the first half of 2005.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases are as follows:

Year

2005	$4,911
2006	4,347
2007	4,047
2008	3,641
2009	3,664
Thereafter	2,625

Total	$23,235

Aggregate rental expenses for operating leases were $2,832, $3,879 and $3,873 for the years ended December 31, 2002, 2003 and 2004, respectively.

Subsequent to December 31, 2004, the Company signed an amendment to the lease agreement for the Indianapolis warehouse. The amendment extends the lease through July 31, 2010 and provides for minimum annual payment of $127.

Guaranteed Royalties

For the years ended December 31, 2002, 2003, and 2004, the Company incurred $4,680, $4,278 and $3,996, respectively, in royalty expense. In addition, the Company decided to wind down its consumer products business. The result of the decision was a charge in 2004 for minimum royalty guarantee shortfalls of $7,722. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses.

As of December 31, 2004, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2005	$4,571
2006	2,613
2007	1,076

Total	$8,260

Employment Agreement

The Company has employment agreements with key executives. Guaranteed compensation under these agreements are as follows:

Year

2005	$1,687
2006	751
2007	325
2008	200
2009	200
Thereafter	1,600

Total	$4,763

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

Dispute Resolution Charge

In the fourth quarter of 2004, the Company recorded a pre-tax charge of $237 related to a dispute settlement liability incurred by assisting the former owner of SCI Promotion to settle a claim for a product sold prior to its acquisition in September 2003. The Company chose to facilitate settlement of the claim in order to secure a continued business relationship with SCI Promotion’s longtime client. The Company retained the right to offset the amount paid toward the settlement against future earnout payments in connection with the SCI Promotion acquisition. (See Note 4.)

11. INDUSTRY SEGMENTS, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

The Company’s revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 65%, 58% and 51% of the Company’s consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively, were from one customer in the Marketing Services segment.

The Company has identified two reportable segments through which it conducts its continuing operations: Marketing Services and Consumer Products. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Marketing Services segment designs and produces promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant and provides various services such as strategic planning and research, entertainment marketing, promotion, event marketing, collaborative marketing, retail design, and environmental branding. Marketing Services programs are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are often based. The Marketing Services segment is managed as an integrated business. The Marketing Services segment provides a global offering of marketing services that draws upon the offerings of each of its agencies. The Consumer Products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

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

Industry Segments

	As of and For the Year Ended December 31, 2002
	Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	$175,372	$31,460	$—	$206,832

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	$26,378	$2,129	$(18,000)	$10,507
Provision (benefit) for income taxes	9,449	695	(6,358)	3,786

Income (loss) before cumulative effect of change in accounting principles	16,929	1,434	(11,642)	6,721
Cumulative effect of change in accounting principles, net of tax	2,496	—	—	2,496

Net income (loss)	$14,433	$1,434	$(11,642)	$4,225

Fixed asset additions, net	$—	$—	$982	$982

Depreciation and amortization	$210	$66	$1,555	$1,831

Total assets	$62,382	$4,814	$66,058	$133,254

	As of and For the Year Ended December 31, 2003
		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	189,261	$29,852	$—	$219,113

Income (loss) before provision (benefit) for income taxes	$27,717	$3,400	$(19,065)	$12,052
Provision (benefit) for income taxes	9,693	1,182	(6,772)	4,103

Net income (loss)	$18,024	$2,218	$(12,293)	$7,949

Fixed asset additions	$—	$—	$1,150	$1,150

Depreciation and amortization	$174	$128	$1,644	$1,946

Total assets	$86,218	$8,767	$33,345	$128,330

	As of and For the Year Ended December 31, 2004
		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	$211,526	$25,135	$—	$236,661

Income (loss) before provision (benefit) for income taxes	$12,362	$(9,337)	$(19,425)	$(16,400)
Provision (benefit) for income taxes	5,063	(3,824)	(7,955)	(6,716)

Net income (loss)	$7,299	$(5,513)	$(11,470)	$(9,684)

Fixed asset additions	$—	$—	$1,602	$1,602

Depreciation and amortization	$358	$—	$1,709	$2,067

Total assets	$98,866	$11,570	$22,877	$133,313

Information about the Company’s operations by geographical area is as follows:

	As of and For the Years Ended December 31,
	2002	2003	2004

Revenues:
United States	$160,364	$171,819	$177,125
International	46,468	47,294	59,536

Total revenues	$206,832	$219,113	$236,661

Income from operations:
United States	$7,553	$8,195	$(14,893)
International	2,571	3,468	(720)

Total income from operations	$10,124	$11,663	$(15,613)

Fixed assets, net:
United States	$3,747	$3,244	$2,916
International	438	565	2,113

Total fixed assets	$4,185	$3,809	$5,029

12. Related Party Transactions

On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI served as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003 (the “2003 Agreement”). On August 23, 2004, the Company entered into another advisory agreement with USCI for services during calendar 2004 (the “2004 Agreement”). Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series AA Stock. The Company’s agreements with USCI provided for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board. The 2003 Agreement set forth guidelines for fees payable upon successful completion of an acquisition transaction of $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement had an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee had absolute discretion in determining the amount, if any, of the success fee for any transaction. The 2004 Agreement does not include success fee guidelines. The USCI agreements provide for the payment of a refundable advance against success fees in the aggregate amount of $275 under the 2003 Agreement and $322 under the 2004 Agreement. The Company believes that these agreements enhanced its ability to analyze and close merger and acquisition transactions in a more cost effective manner than with traditional outside advisory firms. In connection with the acquisition of SCI Promotion, USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI Promotion acquisition. In connection with the February 2004 acquisition of Johnson Grossfield, USCI earned a success fee of $125. This success fee is recorded as a transaction cost of the Johnson Grossfield acquisition. In connection with the acquisition of Megaprint Group in November 2004, USCI earned a success fee of $322. This success fee is recorded as a transaction cost of the Megaprint Group acquisition. The Company has not extended its arrangement with USCI for 2005.

13. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31

2003
Revenues	$47,567	$56,953	$48,948	$65,645
Income from operations	$1,394	$3,165	$1,748	$5,356
Net income available to common stockholders	466	$1,360	$735	$2,414
Basic income per share:
Income per share	0.08	$0.24	$0.13	$0.42
Weighted average shares outstanding	5,708,279	5,700,016	5,750,736	5,715,160
Diluted income per share:
Income per share	0.08	$0.22	$0.12	$0.40
Weighted average shares outstanding	5,882,609	6,057,801	6,160,484	6,018,604

	Three Months Ended
	March 31	June 30	September 30	December 31

2004
Revenues	$51,812	$51,778	$58,055	$75,016
Income (loss) from operations	$24	$(806)	$(1,638)	$(13,193)
Net income (loss) available to common stockholders	$(541)	$(905)	$(1,268)	$(8,470)
Basic income (loss) per share:
Income (loss) per share	$(0.09)	$(0.16)	$(0.22)	$(1.47)
Weighted average shares outstanding	5,739,603	5,758,370	5,758,888	5,759,052
Diluted income (loss) per share:
Income (loss) per share	$(0.09)	$(0.16)	$(0.22)	$(1.47)
Weighted average shares outstanding	5,739,603	5,758,370	5,758,888	5,759,052

14. SUBSEQUENT EVENT

On March 31, 2005, the Company’s credit facility with Bank of America was amended. This amendment extended the maturity date of the Facility from June 30, 2005 to March 31, 2006, changed certain covenants and restrictions to better suit the Company’s business model, reduced the line of credit from $35,000 to $20,000, and eliminated the temporary $12,000 cap on total outstanding borrowings and letters of credit. The Company sought a reduction in the size of the Facility to better align the size and cost of the Facility with its borrowing needs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Inapplicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers.” Information required by Item 10 of Part III regarding our Directors appears under the caption “ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to our Policy on Business Conduct and to our compliance with Section 16(a) of the 1934 Act is also set forth in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item appears under the captions “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION AND RELATED MATTERS” and “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item appears under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the caption “ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item appears under the caption “RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) List of documents filed as part of this Report.

     1. Financial Statements:

2. Financial Statement Schedules:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	64
Schedule II Valuation and Qualifying Accounts	65

Note: All other supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.

3. Exhibits:

3.1	Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Incorporation dated July 16, 2004. *

3.3	Certificate of Amendment of Certificate of Incorporation dated September 15, 2004. *

3.4	Amended and Restated Bylaws. (2)

3.5	Certificate of Designation of Series AA Senior Cumulative Convertible Preferred Stock of the Company, dated March 19, 2004. (3)

10.0	Securities Purchase Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (4)

10.1	Registration Rights Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (4)

10.2	Agreement of Lease dated July 17, 1998 between Miracle Mile, L.L.C. and Equity Marketing, Inc. (5)

10.3	Agreement of Lease, dated March 10, 2000, between Wide Harvest Investment Ltd. and Equity Marketing Hong Kong, Ltd. (5)

10.4	Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated April 24, 2001. (7)

10.5	First Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2001. (8)

10.6	Second Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated February 8, 2002. (9)

10.7	Third Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2002. (10)

10.8	Fourth Amendment to Credit Agreement by and between Bank of America, N.A. and Equity Marketing, Inc., dated September 30, 2003. (14)

Executive Compensation Plans and Arrangements of the Company

10.12	Form of Director’s and Officer’s Indemnification Agreement. (14)

10.13	Amended and Restated 1996 Stock Option Plan. (3)

10.14	Non-Employee Director Stock Option Plan. (2)

10.15	Employment Agreement dated January 1, 2003 between the Company and Donald A. Kurz. (11)

10.16	Amended and Restated 2000 Stock Option Plan. (12)

10.17	2004 Non-Employee Director Stock Incentive Plan. (15)

10.18	2004 Stock Incentive Plan. (15)

10.19	Employment Agreement dated January 1, 2004 between the Company and Kim H. Thomsen. (16)

21.	Subsidiaries of the Registrant.*

23.	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Principal Executive Officer dated March 31, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer dated March 31, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer dated March 31, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer dated March 31, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 17, 2005, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated January 5, 2005, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 11, 2000, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 16, 2001, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 18, 2002, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(14)	Previously filed with the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders dated April 26, 2004 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(*)	Filed herewith

(b) Exhibits Required by Item 601 of Regulation S-K

See Item 3. above.

(c) Financial Statement Schedule

See Item 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2005

EMAK WORLDWIDE, INC.

By:	/s/ Donald A. Kurz
Donald A. Kurz
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of EMAK Worldwide, Inc. do hereby severally constitute and appoint Donald A. Kurz, Teresa L. Tormey and Zohar Ziv , and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald A. Kurz	President and Chief	March 31, 2005

Donald A. Kurz	Executive Officer, Director (Principal Executive Officer)

/s/ Zohar Ziv	Senior Vice President and Chief Financial Officer	March 31, 2005

Zohar Ziv	(Principal Financial and Accounting Officer)

/s/ Stephen P. Robeck	Chairman, Director	March 31, 2005

Stephen P. Robeck

/s/ Barrie P. Berg	Director	March 31, 2005

Barrie P. Berg

/s/ Howard D. Bland	Director	March 31, 2005

Howard D. Bland

Sanford R. Climan	Director

/s/ Jeffrey S. Deutschman	Director	March 31, 2005

Jeffrey S. Deutschman

/s/ Jonathan D. Kaufelt	Director	March 31, 2005

Jonathan D. Kaufelt

Director

Alfred E. Osborne, Jr.

Director

Bruce I. Raben

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors
of EMAK Worldwide, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 31, 2005 appearing in the 2004 Annual Report to Shareholders of EMAK Worldwide, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, CA
March 31, 2005

EMAK WORLDWIDE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Additions	Additions
	Beginning of	Charged to	Charged to	Net		Balance at
CLASSIFICATION	of Year	Expenses	Revenues	Deductions		End of Year

Year Ended December 31, 2002
Allowances for doubtful accounts receivable and sales returns	$2,336	$484	$1,212	$(1,999	)(A)	$2,033
Inventory reserve	1,289	664	—	(221)		1,732
Restructuring reserves	190	178	—	(139)		229
Year Ended December 31, 2003
Allowances for doubtful accounts receivable and sales returns	$2,033	$277	$605	$(772	)(A)	$2,143
Inventory reserve	1,732	487	—	(1,554)		665
Restructuring reserves	229	366	—	(228)		367
Year Ended December 31, 2004
Allowances for doubtful accounts receivable and sales returns	$2,143	$48	$1,410	$(1,868	)(A)	$1,733
Inventory reserve	665	499	—	(424)		740
Restructuring reserves	367	56	—	(423)		—
Deferred tax asset valuation allowance	—	223	—	—		223

(A) Represents product returns, credits applied and accounts receivable written off, net of recoveries.