Form 10-Q
period 2005-03-31
EMAK Worldwide, Inc.
filed 2005-05-19
CIK 911151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 23346

EMAK WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3534145 (I.R.S. Employer Identification No.)

6330 San Vicente Blvd. Los Angeles, CA (Address of principal executive offices)	90048 (Zip Code)

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $.001 par value, 5,779,638 shares as of May 12, 2005.

EMAK WORLDWIDE, INC.

Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
March 31, 2005

		Page
Part I.	Financial Information
	Item 1.Financial Statements	3
	Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 3.Quantitative and Qualitative Disclosures About Market Risk	27
	Item 4.Controls and Procedures	27
Part II.	Other Information
	Item 6.Exhibits	28
Exhibit 10.1
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	December 31,	March 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,406	$5,152
Accounts receivable (net of allowances of $1,733 and $1,357 as of December 31, 2004 and March 31, 2005, respectively)	47,180	33,878
Inventories (Note 2)	18,763	16,946
Prepaid expenses and other current assets	5,466	6,845

Total current assets	75,815	62,821
Fixed assets, net	5,029	4,941
Goodwill (Notes 2 and 6)	41,723	41,254
Other intangibles, net (Notes 2 and 6)	3,686	3,553
Other assets	7,060	6,945

Total assets	$133,313	$119,514

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	March 31,
	2004	2005
CURRENT LIABILITIES:
Short-term debt	$6,025	$2,822
Accounts payable	30,996	24,659
Accrued liabilities	20,860	17,700

Total current liabilities	57,881	45,181
LONG-TERM LIABILITIES	6,621	6,317

Total liabilities	64,502	51,498

COMMITMENTS AND CONTINGENCIES (Note 8)

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	22,518	22,518

STOCKHOLDERS’ EQUITY:
Preferred stock,$.001 par value per share, 1,000,000 shares authorized, 25,000 Series AA issued and outstanding	—	—
Common stock,$.001 par value per share, 25,000,000 shares authorized, 5,759,263 and 5,779,638 shares outstanding as of December 31, 2004 and March 31, 2005, respectively	—	—
Additional paid-in capital	27,516	27,517
Retained earnings	33,954	33,162
Accumulated other comprehensive income	4,972	4,673

	66,442	65,352

Less—
Treasury stock, 3,167,258 shares, at cost, as of December 31, 2004 and March 31, 2005	(17,669)	(17,669)
Unearned compensation	(2,480)	(2,185)

Total stockholders’ equity	46,293	45,498

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$133,313	$119,514

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2005
REVENUES	$51,812	$57,242
COST OF SALES	38,572	42,793

Gross profit	13,240	14,449

OPERATING EXPENSES:
Salaries, wages and benefits	7,277	8,330
Selling, general and administrative	5,896	6,002
Integration costs	43	45
Restructuring charge	—	583
ERP reimplementation costs	—	89

Total operating expenses	13,216	15,049

Income (loss) from operations	24	(600)
OTHER EXPENSE, net	(292)	(105)

Loss before benefit for income taxes	(268)	(705)
BENEFIT FOR INCOME TAXES	(102)	(288)

Net loss	(166)	(417)
PREFERRED STOCK DIVIDENDS	375	375

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(541)	$(792)

BASIC LOSS PER SHARE	$(0.09)	$(0.14)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,739,603	5,765,938

DILUTED LOSS PER SHARE	$(0.09)	$(0.14)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,739,603	5,765,938

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2005
NET LOSS	$(166)	$(417)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments (Note 2)	522	(647)
Unrealized gain on foreign currency (Note 2) forward contracts	289	348

COMPREHENSIVE INCOME (LOSS)	$645	$(716)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(166)	$(417)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation and amortization	466	568
Provision for doubtful accounts	21	47
Gain on asset disposal	(8)	(5)
Tax benefit from exercise of stock options	51	—
Amortization of restricted stock	86	181
Changes in operating assets and liabilities, net of effect of acquisition:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	8,226	12,979
Inventories	2,750	1,755
Prepaid expenses and other current assets	(914)	(1,118)
Other assets	(682)	(176)
Accounts payable	(3,433)	(6,111)
Accrued liabilities	(6,138)	(2,642)
Long-term liabilities	(463)	(305)

Net cash provided by (used in) operating activities	(204)	4,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(591)	(448)
Proceeds from sale of fixed assets	9	11
Purchase of marketable securities	(1,300)	—
Payment for purchase of Johnson Grossfield	(4,508)	—

Net cash used in investing activities	(6,390)	(437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(375)	(375)
Repayment of short-term debt	—	(3,141)
Proceeds from exercise of stock options	477	—

Net cash provided by (used in) financing activities	102	(3,516)

Net increase (decrease) in cash and cash equivalents	(6,492)	803
Effects of exchange rate changes on cash and cash equivalents	53	(57)
CASH AND CASH EQUIVALENTS, beginning of period	19,291	4,406

CASH AND CASH EQUIVALENTS, end of period	$12,852	$5,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$54	$118

Income taxes, net of refunds	$566	$(434)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (“EMAK” or the “Company”), is a leading global integrated marketing services company. The Company focuses on the design and execution of strategy-based marketing programs providing measurable results for its clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. The Company’s clients include Burger King, Kellogg’s, Frito Lay, Kohl’s, Macy’s, Kraft, Procter & Gamble, Miller Brewing Company and Subway Restaurants, among others. EMAK is headquartered in Los Angeles, with operations in Chicago, Minneapolis, New York, Ontario (California), Dublin, Frankfurt, London, Paris, The Netherlands, Hong Kong and Shanghai. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the US dollar.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an antidilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the three months ended March 31, 2004 and 2005. Options to purchase 2,912,694 and 2,630,528 shares of common stock, $.001 par value per share (the “Common Stock”), as of March 31, 2004 and 2005, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended March 31, 2004 and 2005, preferred stock convertible into 1,694,915 shares of Common Stock was excluded in the computation of diluted EPS.

Pursuant to Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share” (“EITF 03-6”), companies with participating securities calculate earnings per share using a two-class method. The Company’s previously outstanding Series A cumulative participating mandatorily redeemable preferred stock (“Series A Stock”) qualified as a “participating security” since it was entitled to dividends declared on the Company’s common stock; therefore, EITF 03-6 required the allocation of a portion of undistributed earnings to these preferred stock. The Series A Stock was exchanged by the holder for an equivalent number of shares of Series AA non-participating preferred stock on December 30, 2004. As a result, EITF 03-6 will have no impact on the Company’s EPS calculations in 2005. EITF 03-6 had no impact on EPS for the quarter ended March 31, 2004 because of the net loss.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” and EITF 03-6:

	For the Three Months Ended March 31,
	2004			2005
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Loss available to common stockholders	$(541)	5,739,603	$(0.09)	$(792)	5,765,938	$(0.14)

Effect of dilutive securities:
Options and warrants	—	—		—	—

Dilutive EPS:
Loss available to common stockholders	$(541)	5,739,603	$(0.09)	$(792)	5,765,938	$(0.14)

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2004 and March 31, 2005, inventories consisted of the following:

	December 31,	March 31,
	2004	2005
Production-in-process	$861	$2,573
Finished goods	17,902	14,373

	$18,763	$16,946

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction losses included in net loss for the quarters ended March 31, 2004 and 2005 were $278 and $5, respectively.

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

The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance was applied prospectively.

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

The Company’s Logistix and Megaprint Group subsidiaries entered into foreign currency forward contracts aggregating 5,044 GBP to sell Euros in exchange for British pounds and United States dollars and to sell British pounds in exchange for United States dollars. The contracts will expire by November 2005. At March 31, 2005, the foreign currency forward contracts had an estimated fair value of (64) GBP. The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2005. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

The Company’s Johnson Grossfield subsidiary entered into foreign currency forward contracts aggregating $525 to sell Canadian dollars in exchange for United States dollars. The contracts will expire by September 2005. At March 31, 2005, the foreign currency forward contracts had an estimated fair value of $4.

Goodwill and Other Intangibles

The change in the carrying amount of goodwill from $41,723 as of December 31, 2004 to $41,254 as of March 31, 2005 reflects: a foreign currency translation adjustment of $469. All of the goodwill balance relates to the Marketing Services segment.

Identifiable intangibles of $3,686 as of December 31, 2004 and, $3,553 as of March 31, 2005 a portion of which are subject to amortization, are reflected as other intangibles in the condensed consolidated balance sheets.

Royalties

The Company enters into agreements to license intellectual properties such as trademarks, copyrights, and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement, which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products. Furthermore, minimum guaranteed royalty commitments are reviewed on a periodic basis to ensure that amounts are recoverable based on estimates of future sales of the products under license. A loss provision will be recorded in the condensed consolidated statements of operations to the extent that future minimum royalty guarantee commitments are not recoverable. Estimated future sales are projected based on historical experience, including that of similar products, and anticipated advertising and marketing support by the licensor. In the fourth quarter of 2004, the Company recorded a pre-tax charge of $7,722 relating to minimum royalty guarantee shortfalls on several consumer products licenses. These shortfalls are the result of the Company’s decision to wind down its consumer products business, Pop Rocket, which resulted in a decrease in expectations of future sales under several licenses. The Company continues to monitor royalty accruals in light of the wind down of Pop Rocket and is presently negotiating with its licensors the terms for terminating several of its license agreements. There were no significant changes to these estimates during the quarter ended March 31, 2005. Subsequent to March 31, 2005, the Company reached a settlement with one of its licensors which reduced its overall royalty commitment (see Note 9 — “Subsequent Events”).

Management believes the accounting estimate related to minimum guaranteed royalty commitments is a “critical accounting estimate” because changes in sales projections could materially affect key financial measures including, gross profit, net income and other assets.

Stock-Based Compensation

As of March 31, 2005, the Company had three stock-based compensation plans – the 2000 Stock Option Plan, the 2004 Non-Employee Director Stock Incentive Plan and the 2004 Stock Incentive Plan. In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

	Three Months Ended
	March 31,
	2004	2005
Net loss - as reported	$(166)	$(417)
Plus:
Stock-based compensation expense, net of tax, included in reported net loss	53	107
Less:
Compensation expense (a)	187	84

Net loss - pro forma	$(300)	$(394)

Loss per share:
Basic loss per share, as reported	$(0.09)	$(0.14)
Pro forma basic loss per share	$(0.12)	$(0.13)

Diluted loss per share, as reported	$(0.09)	$(0.14)
Pro forma diluted loss per share	$(0.12)	$(0.13)

(a)	Determined under fair value based method for all awards, net of tax.

ERP reimplementation costs

The Company recorded enterprise resource planning (“ERP”) reimplementation costs of $89 for the three months ended March 31, 2005. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.

Recent Accounting Pronouncements

In December 2004, the FASB released FASB Staff Position No. FAS 109-2 (“FSP 109-2”). FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, provides companies more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the Company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes. The FSP went into effect upon being issued. As of March 31, 2005, management had not determined whether, or to what extent, the Company may repatriate foreign earnings under the Jobs Act. Therefore, the Company’s condensed consolidated financial statements do not include any provision for income taxes on the $5,705 cumulative balance of unremitted foreign earnings as of year end 2004. Management expects to finalize its assessment related to the Jobs Act in the first half of 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated.

In April 2005, the Securities Exchange Commission amended Regulation S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended regulation, the Company is required to adopt SFAS No. 123(R) on January 1, 2006. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) may have a material adverse effect on its results of operations and earnings per share. The Company has not yet determined the method of adoption of SFAS No.

123(R), or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, “Restatement and Revision of Accounting Research Bulletins”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations and financial position, but does not expect it to have a material impact.

NOTE 3 — LINE OF CREDIT

On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. Effective March 30, 2005, the maturity date of the Facility was further extended through March 31, 2006. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $35,000 with borrowing availability determined by a formula based on qualified assets. The March 30, 2005 amendment reduced the line of credit to $20,000. The Company sought a reduction in the size of the Facility to better align the size and cost of the Facility with its borrowing needs. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002, November 14, 2003, April 26, 2004, August 12, 2004, November 15, 2004 and March 30, 2005, certain covenants under the facility were amended. As of December 31, 2004 and March 31, 2005, the Company was in compliance with the amended restrictions and covenants. In addition to amending certain covenants, the November 15, 2004 amendment imposed a temporary $12,000 cap on total outstanding borrowings and letters of credit. This amendment also increased the maximum interest rate on outstanding borrowings by 0.25 percent. The March 30, 2005 amendment eliminated the temporary $12,000 cap. The Facility may be used for working capital and acquisition financing purposes. As of March 31, 2005, $1,650 was outstanding under the Facility.

In addition to the Facility, in October, 2003 our Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. As of March 31, 2005, there were no outstanding advances under this facility.

In connection with the acquisition of the Megaprint Group, the Company assumed a mortgage loan secured by a building in Holland. The mortgage loan has a 24 year term and carries an interest rate fixed at 5 percent per annum for three years from December 2002. The mortgage loan is repayable in equal monthly installments of 4 Euros. The outstanding balance on the mortgage loan is 908 Euros (approximately US $1,172) as of March 31, 2005. Notwithstanding the terms of the mortgage loan, it will be repaid in the second quarter of 2005. The Company will offset the balance of the mortgage loan against monies owed to the sellers of the Megaprint Group (see Note 6 — Acquisitions). This mortgage loan is recorded as short-term debt in the accompanying balance sheet as of March 31, 2005.

Megaprint Group has an overdraft facility of 750 Euros from ING Bank, Nederland. As of March 31, 2005, there were no amounts outstanding under this facility.

NOTE 4 — RESTRUCTURING

On February 24, 2005, the Company finalized a decision to pursue the wind down of a substantial majority of its consumer products business, Pop Rocket. The Company’s determination is to significantly scale back this business during 2005 while exiting the business permanently as soon as is feasible. In the near term, this includes restructuring the Pop Rocket division and exiting certain licenses. In connection with this decision, we expect to incur charges for one-time employee termination benefits and other costs totaling approximately $700 in 2005. During the first quarter of 2005, $583 of such costs was incurred for employee terminations completed through March 31, 2005. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three months ended March 31, 2005. The entire amount is attributable to the Consumer Products segment. The remaining costs are expected to be incurred and expensed throughout the remainder of 2005 for employees expected to be terminated by December 31, 2005. Of the $583 of costs incurred to date, $95 has been paid as of March 31, 2005.

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

Industry Segments

	As of and For the Three Months Ended March 31, 2004
	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$46,488	$5,324	$—	$51,812

Income (loss) before provision (benefit) for income taxes	$4,307	$(123)	$(4,452)	$(268)
Provision (benefit) for income taxes	1,639	(47)	(1,694)	(102)

Net income (loss)	$2,668	$(76)	$(2,758)	$(166)

Fixed asset additions	$—	$—	$591	$591

Depreciation and amortization	$70	$—	$396	$466

Total assets	$83,571	$8,020	$29,359	$120,950

	As of and For the Three Months Ended March 31, 2005
	Marketing	Consumer
	Services	Products	Corporate	Total

Total revenues	$50,658	$6,584	$—	$57,242

Income (loss) before provision (benefit) for income taxes	$4,100	$(545)	$(4,260)	$(705)
Provision (benefit) for income taxes	1,676	(222)	(1,742)	(288)

Net income (loss)	$2,424	$(323)	$(2,518)	$(417)

Fixed asset additions	$—	$—	$448	$448

Depreciation and amortization	$106	$—	$462	$568

Total assets	$86,057	$9,442	$24,015	$119,514

NOTE 6 — ACQUISITIONS

On February 2, 2004 (effective January 31, 2004), the Company acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”), a privately held promotional marketing services company based in Minneapolis, Minnesota. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004 (the “Johnson Grossfield Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased the assets of JGI-MN’s promotional agency business for approximately $4,325 in cash (net of a holdback of $250) and 35,785 shares of the Company’s Common Stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus related transaction costs of $184 and a commitment to pay additional earnout consideration of up to $4,500 based upon future performance of the acquired business. The Company also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of EBITDA over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s Common Stock. The amount of earnout consideration attributable to 2004 performance will be determined and paid in the second quarter of 2005. The additional consideration, if any, will be recorded as goodwill. On April 19, 2005, the Company reached agreement with the sellers of Johnson Grossfield on the amount of earnout attributable to 2004 performance. Such earnout consideration totaled $257, of which $148 is payable in cash and the remainder payable in shares of our common stock (10,616 shares valued at $109 as of April 19, 2005). This earnout consideration will be recorded as goodwill in the second quarter of 2005.

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

The other intangible assets of $2,393 are comprised of customer relationships and a non-competition agreement, and are being amortized over estimated useful lives ranging from 2 years to 12 years.

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

Included in net current liabilities for the Megaprint Group is a mortgage loan for a building in Holland (see Note 3). The balance of the mortgage loan as of the acquisition date totaled approximately 900 Euros (approximately US $1,200). The building is recorded under fixed assets and is recorded at the same value as the balance of the mortgage loan. The building and mortgage loan are held in trust by the Megaprint Group on behalf of its former shareholders (the “Sellers”). The building is currently held for sale. The proceeds of any sale would be used to pay-off the mortgage loan and any excess proceeds would be remitted to the Sellers. Because the Megaprint Group was unable to sell the building by March 31, 2005, the Company will apply the balance of the mortgage loan against monies owed to the Sellers for the 2004 Earnout Payment.

The other intangible assets of $338 are comprised of sales order backlog and customer relationships, and are being amortized over estimated useful lives ranging from 7 months to 15 years.

The following selected unaudited pro forma consolidated results of operations are presented as if the Johnson Grossfield and Megaprint acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of intangibles, reduced interest income and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

Three Months Ended
March 31,
2004
Pro forma revenues	$56,964
Pro forma net income	$264
Pro forma basic loss per share	$(0.02)
Pro forma diluted loss per share	$(0.02)

Refer to Note 2 for further discussion of the method of computation of earnings per share.

NOTE 7 — MANDATORILY REDEEMABLE PREFERRED STOCK

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for Preferred Stock and warrants to purchase additional Preferred Stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatorily redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per common share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per common share, respectively. On June 20, 2000, Crown paid an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per common share. In connection with such purchase, the Company granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock was convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. A payment of $62.5 was made during the quarter ended March 31, 2005.

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

The Series AA Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series AA Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended March 31, 2004 totaled $375 and were paid in April 2004 and recorded in accounts payable in the accompanying condensed consolidated balance sheet as of March 31, 2004. The dividends for the quarter ended March 31, 2005 totaled $375 and were paid in April 2005 and recorded in accounts payable in the accompanying condensed consolidated balance sheet as of March 31, 2005.

Crown currently holds 100% of the outstanding shares of Series AA Stock and has designated one individual to the Board of Directors of the Company.

The Series AA Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,951 and include an accrual of approximately $1,000 for the present value of the commitment fee discussed above.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2005 are as follows:

Year

2005 (remainder of)	$3,910
2006	4,734
2007	4,405
2008	3,908
2009	3,791
Thereafter	2,699

Total	$23,447

     Aggregate rental expenses for operating leases were $942 and $956 for the three months ended March 31, 2004 and 2005, respectively.

Guaranteed Royalties

For the three months ended March 31, 2004 and 2005, the Company incurred $671 and $1,026, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of March 31, 2005, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2005 (remainder of)	$3,824
2006	2,613
2007	1,076

Total	$7,513

License agreements for certain copyrights and trademarks in the Consumer Products segment require minimum commitments for advertising over the respective terms of the licenses. The commitment for advertising expenditures is determined as a percentage of the sales (typically up to 10 percent) of certain licensed properties over the terms of their respective agreements.

Subsequent to March 31, 2005, the Company reached a settlement with one of its licensors which reduced its overall commitment by approximately $4,000. (See Note 9 — “Subsequent Events”).

Employment Agreements

The Company has employment agreements with key executives. Guaranteed compensation under these agreements as of March 31, 2005 are as follows:

Year

2005 (remainder of)	$1,668
2006	476
2007	325
2008	200
2009	200
Thereafter	1,600

Total	$4,469

NOTE 9–SUBSEQUENT EVENTS

In connection with the Company’s decision to wind down its Pop Rocket consumer products business, the Company has been negotiating the termination of several of its license agreements with more than one of its major licensors (see “Royalties” under Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies”). On May 18, 2005, the Company reached a settlement with one of its licensors affecting several such licenses. Under the terms of the settlement, the Company has agreed to forgo its rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. The Company retains product distribution rights under the licenses for 2005. As a result of this settlement, the Company’s overall commitment for royalty guarantees is reduced by approximately $4,000. The Company is required to pay the licensor a total of $1,800 through March 31, 2006. The Company expects to reverse a portion of the fourth quarter 2004 charge for minimum royalty guarantee shortfalls in the second quarter of 2005 as a result of this settlement. The total amount of this reversal is expected to range between $2,000 and $2,500 depending on estimated future sales of product for the remainder of 2005.

On May 19, 2005, the Company announced the resignation of Donald A. Kurz as President and Chief Executive Officer effective May 13, 2005. Mr. Kurz remains a member of the Company’s Board of Directors as well as the largest common stockholder of the Company. Stephen P. Robeck, non-executive Chairman of the Board of Directors, will serve as interim Chief Executive Officer while an external search is conducted for a new Chief Executive Officer.

In connection with Mr. Kurz’ departure, the Company entered into a separation agreement and mutual release with Mr. Kurz on May 18, 2005. The material terms of the separation agreement and mutual release include a continuation of his current base compensation of $635,000 per annum through December 31, 2006, continuation of substantially all of his current health and welfare benefits and perquisites through December 31, 2006, and a one time payment of $100,000 upon signing. The agreement also provides that Mr. Kurz will provide consulting services for a period of six months to assist with transitional matters without additional compensation. Mr. Kurz is bound by certain restrictive covenants through December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as expressly indicated or unless the context otherwise requires, as used herein,”EMAK,” the “Company,” “we,” ”our,” or “us,” means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Organization and Business

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries, is a leading global integrated marketing services company. We focus on the design and execution of strategy-based marketing programs providing measurable results for our clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. Our clients include Burger King, Kellogg’s, Frito Lay, Kohl’s, Macy’s, Kraft, Procter & Gamble, Miller Brewing Company and Subway Restaurants, among others. EMAK is headquartered in Los Angeles, with operations in Chicago, Minneapolis, New York, Ontario (California), Dublin, Frankfurt, London, Paris, The Netherlands, Hong Kong and Shanghai. The Company primarily sells to customers in the United States and Europe.

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

Overview

Revenues for the first quarter of 2005 increased $5,430 to $57,242 as compared to $51,812 recorded in the prior year primarily as a result of revenue contributions from our recent acquisitions as well as revenue growth in our existing marketing services business. The combined impact of the Johnson Grossfield and Megaprint Group acquisitions was to increase revenues by approximately $4,600 during the quarter. Excluding the impact of acquisitions, our overall Marketing Services revenues decreased slightly as a result of reduced revenues at Logistix and as a result of reduced revenues for certain low margin logistical services that we decided not to pursue this year. Excluding the impact of these low margin logistical services and excluding the impact of acquisitions, Marketing Services revenues grew by 9.4% during the first quarter of 2005 as compared to 2004. Despite the revenue growth, our first quarter 2005 performance was negatively impacted by reduced gross margins and a restructuring charge in our Consumer Products segment.

We recorded a net loss of $417 for the first quarter of 2005 compared to a net loss of $166 in the prior year quarter. The net loss was primarily attributable to a pre-tax restructuring charge of $583 for severance costs associated with the wind down of a significant portion of our consumer products business. Furthermore, gross profit margins in our Consumer Products segment decreased from the prior year due to a competitive retail pricing environment and increased costs for plastic resin resulting from higher oil prices.

Due to the seasonal nature of a large portion of our business, the first quarter tends to be the lowest volume quarter of the year. This results in higher operating expenses as a percentage of revenues as our cost structure is largely fixed.

As we have previously discussed, the economics of the toy industry have become increasingly challenging for smaller participants, and we are not prepared to invest more resources into the consumer products business because it no longer complements our core offerings as a family of integrated marketing services agencies. As a result, on February 24, 2005, we finalized a decision to pursue the wind down of Pop Rocket. We will significantly scale back this business during 2005 and exit the business permanently as soon as is feasible. In the near term, this includes restructuring the Pop Rocket division and exiting certain licenses. We may keep other licenses through the current term, depending on negotiations with our licensing partners, and we are committed to the Crayola® brand for the long term. The Crayola®-branded bath line carries modest inventory risk as it replenishes perpetually. It is also a brand that lends itself well to promotional opportunities and is complementary to our retail-oriented agency, SCI Promotion.

During the first quarter of 2005, we experienced positive trends in our Marketing Services segment:

•	Our Burger King business, Equity Marketing, performed well during the quarter. Burger King revenues grew as compared to the prior year first quarter despite reduced revenues for certain low margin logistical services that we decided not to pursue this year. During the first quarter we implemented three domestic premium programs and two international ones. This is essentially the same number of promotional programs that we have typically produced for Burger King. However, we are seeing the continuation of a trend of higher unit volumes for domestic programs as a result of recent improvements in Burger King system sales of Kids Meals. In addition, in the second half of 2004, Equity Marketing expanded its role with Burger King and is now the agency of record for promotional categories outside of the kids segment, including Adult Promotions and Youth & Family Promotions.

•	Upshot is aggressively pursuing new business and has managed to more than replace lost revenues due to the loss of an important client in the fourth quarter of 2004. In March of 2005, Upshot was one of two agencies of record selected for the promotional business of Miller Brewing Company. In its new role, Upshot began providing promotional work for most of Miller’s beer brand portfolio including trademark brands such as Miller Lite and Miller Genuine Draft in the U.S., beginning in April 2005. With this win, Upshot’s outlook for 2005 is the strongest since we acquired the agency in 2002.

•	The first quarter performance of SCI Promotion improved albeit as compared to a relatively low base in first quarter of 2004. SCI Promotion had a variety of programs in-market in the first quarter of 2005, including programs for Winn Dixie, Kohl’s and Kraft. A portion of SCI Promotion’s growth was attributable to the deferral of programs from the fourth quarter of 2004 to the first quarter of 2005.

Our Logistix agency, on the other hand, experienced a decrease in revenues this year after posting exceptionally strong first quarter results in 2004. During the first quarter of 2004, Logistix executed several large promotional programs for Kellogg’s as compared to several smaller programs in the first quarter of 2005. Decreased revenues for Logistix were more than offset by the addition of revenues from the Megaprint Group acquisition.

With continued positive trends at our Equity Marketing agency as well as the improved outlook for Upshot, we are cautiously optimistic for 2005.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months
	Ended March 31,
	2004	2005
Revenues	100.0%	100.0%
Cost of sales	74.4	74.8

Gross profit	25.6	25.2

Operating expenses:
Salaries, wages and benefits	14.0	14.5
Selling, general and administrative	11.4	10.5
Integration costs	0.1	0.1
Restructuring charge	—	1.0
ERP reimplementation costs	—	0.2

Total operating expenses	25.5	26.3

Income (loss) from operations	0.1	(1.1)
Other expense, net	(0.6)	(0.2)

Loss before benefit for income taxes	(0.5)	(1.3)
Benefit for income taxes	(0.2)	(0.5)

Net loss	(0.3)%	(0.8)%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (In Thousands):

Revenues

Revenues for the three months ended March 31, 2005 increased $5,430, or 10.5%, to $57,242 from $51,812 in the comparable period in 2004. Marketing Services revenues increased $4,170, or 9.0%, to $50,658 as a result of the Megaprint Group acquisition, as well as revenue growth in our SCI Promotion and our Equity Marketing businesses, partially offset by decreased revenues in our Logistix business. Growth in revenues for SCI Promotion are attributable to new client wins as well as programs that were deferred from the fourth quarter of 2004 into the first quarter of 2005. Revenues for the Equity Marketing business increased as the volume of units for Burger King domestic promotional programs were higher in the first quarter of 2005 compared to the same period in 2004. Burger King revenues grew during the first quarter as compared to the prior year quarter despite reduced revenues for certain low margin logistical services that we decided not to pursue this year. The increase in revenues from Megaprint, SCI Promotion and Equity Marketing was partially offset by a decrease in the Logistix revenues due to an exceptional first quarter in 2004. During the first quarter of 2004, Logistix executed several large promotional programs for Kellogg’s as compared to several smaller programs in the first quarter of 2005. Net foreign currency translation impact contributed approximately $338 to revenues for Logistix versus the prior year period average exchange rates.

Results for the first quarter of 2004 include two months of revenues for Johnson Grossfield (acquired February 2, 2004) and exclude Megaprint Group (acquired November 10, 2004). The combined impact of the Johnson Grossfield and Megaprint Group acquisitions was to increase revenues by approximately $4,600 during the quarter. Excluding the impact of the Johnson Grossfield and Megaprint Group Acquisitions, Marketing Services revenues decreased 0.9% for the three months ended March 31, 2005 compared to the same period in 2004. Excluding both the impact of acquisitions and the impact of the low margin logistical services that we decided not to pursue this year, Marketing Services revenues grew by 9.4 % during the first quarter of 2005 as compared to 2004.

Consumer Product revenues increased $1,260, or 23.7%, to $6,584. The increase is primarily attributable to the introduction of Disney’s JoJo’s Circus™ in the first quarter of 2005 and continued revenue growth of Baby Einstein™ and Crayola® products. Our first quarter 2005 Consumer Product revenues were primarily comprised of Crayola®, Scooby-Doo™, Baby Einstein™, and JoJo’s Circus™ product. In the first quarter 2005, we began distributing the first toy products based on JoJo’s Circus™, the popular Disney series produced in stop-motion animation. The continued growth in our Crayola® line of bath toys was attributable to an expanded product line and expanded distribution channels. The growth was partially offset by a decline in our Scooby-Doo™ sales.

Cost of sales and gross profit

Cost of sales increased $4,221 to $42,793 (74.8% of revenues) for the three months ended March 31, 2005 from $38,572 (74.4% of revenues) in the comparable period in 2004 primarily due to the higher sales volume in 2005.

The gross margin percentage decreased to 25.2% for the three months ended March 31, 2005 from 25.6% in the comparable period for 2004. The gross profit percentage for Marketing Services for the three months ended March 31, 2005 increased to 25.4% compared to 24.9% for the comparable period in 2004. This increase is attributable to reduced revenues for certain low margin logistical services as compared to the same period in 2004. The gross profit percentage for Consumer Products decreased to 23.8% for the three months ended March 31, 2005 from 30.9% in the comparable period in 2004. This decrease is primarily the result of a highly competitive retail pricing environment resulting in pricing and markdown concessions to retailers and to increased costs for plastic resin resulting from higher oil prices.

Salaries, wages and benefits

Salaries, wages and benefits increased $1,053, or 14.5%, to $8,330 (14.5% of revenues) for the three months ended March 31, 2005 from $7,277 (14.0% of revenues) in the comparable period for 2004. This increase was primarily attributable to the addition of approximately 34 employees from the Johnson Grossfield and Megaprint Group acquisitions, annual employee merit pay increases, additional compensation expense resulting from grants of restricted stock units in the second and fourth quarters of 2004 and an increase in recruiting costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $106, or 1.8%, to $6,002 (10.5% of revenues) for the three months ended March 31, 2005 from $5,896 (11.4% of revenues) in the comparable period for 2004. The increase is attributable to additional operating expenses resulting from the inclusion of the Johnson Grossfield and Megaprint Group businesses in the current year quarter. The prior year included only two months of Johnson Grossfield results. This increase was partially offset by reduced spending on marketing.

Integration costs

We recorded integration costs of $45 (0.1% of revenues) for the three months ended March 31, 2005 compared to $43 (0.1% of revenues) for the same period in 2004. These are primarily travel, training and consulting costs directly related to the integration of Megaprint Group. The costs in 2004 are primarily travel costs directly related to the integration of SCI Promotion and Johnson Grossfield.

Restructuring charge

We recorded a restructuring charge of $583 (1.0% of revenues) for the three months ended March 31, 2005. This charge represents severance expenses and other termination costs resulting from our decision to wind down substantially all of our consumer products business, Pop Rocket. See “Restructuring” below.

ERP reimplementation costs

We recorded enterprise resource planning (“ERP”) reimplementation costs of $89 (0.2% of revenues) for the three months ended March 31, 2005. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.

Other expense

Other expense, net decreased $187 to $105 for the three months ended March 31, 2005 from $292 in the comparable period for 2004. The reduction is primarily due to a reduction in foreign currency transaction losses. This was partially offset by an increase in interest expense relating to increased short-term borrowings compared to the same period in 2004.

Benefit for income taxes

The effective tax rate for the three months ended March 31, 2005 was 40.9% compared to 38.1% for the same period in 2004. The increase in the effective tax rate is the result of an increase in the relative mix of earnings being generated in the United States, which has a less favorable tax rate as well as an increase in our state income tax rate as a result of changes in business operations in the United States.

Net loss

Net loss increased $251 to a net loss of $417 ((0.8)% of revenues) in 2005 from a net loss of $166 ((0.3)% of revenues) in 2004 primarily due to the restructuring charge and increased salaries, wages and benefits. This was partially offset by an increase in gross margins earned on higher revenues in 2005 as compared to 2004.

Financial Condition and Liquidity

At March 31, 2005, cash and cash equivalents were $5,152, compared to $4,406 as of December 31, 2004. The increase in cash and cash equivalents was attributable to cash flows generated from operating activities.

As of March 31, 2005, working capital was $17,640 compared to $17,934 at December 31, 2004. Cash provided by operations for the three months ended March 31, 2005 were $4,756 compared to cash used of $204 in the prior year. Cash flows provided by operations in the three months ended March 31, 2005 were primarily the result of the collections of accounts receivable from large fourth quarter 2004 promotional programs. Cash flows used in investing activities for the three months ended March 31, 2005 were $437 compared to $6,390 in the prior year. This decrease is primarily the result of the acquisition of Johnson Grossfield in the first quarter of 2004 as well as the result of reduced purchases of marketable securities and decreased purchases of fixed assets. Cash flows used in financing activities for the three months ended March 31, 2005 were $3,516 compared to cash provided of $102 in the prior year primarily as a result of the repayment of short-term borrowings to finance the purchase of the Megaprint Group and the repayment of bank advances at Logistix. In addition there was a decrease in proceeds from the exercise of stock options compared to the same period in 2004.

As of March 31, 2005, our net accounts receivable decreased $13,302 to $33,878 from $47,180 at December 31, 2004. This decrease was attributable to decreased revenues in the first quarter of 2005 compared to the fourth quarter of 2004. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year and the first quarter tends to be the lowest.

As of March 31, 2005, inventories decreased $1,817 to $16,946 from $18,763 at December 31, 2004. This decrease in inventories is primarily the result of shipments of Consumer Products inventory to meet Easter holiday in-store dates. Marketing Services inventories represent 71% and 65% of total inventories as of March 31, 2005 and December 31, 2004, respectively. Promotional product inventory used in Marketing Services generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of March 31, 2005, short-term debt decreased $3,203 to $2,822 from $6,025 at December 31, 2004. This decrease is associated with the repayment of short-term borrowings to finance the purchase of the Megaprint Group and the reduction in bank advances at Logistix.

As of March 31, 2005, accounts payable decreased $6,337 to $24,659 from $30,996 at December 31, 2004. This decrease was attributable to the payment of liabilities related to fourth quarter 2004 promotional programs. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year and the first quarter tends to be the lowest.

As of March 31, 2005, accrued liabilities decreased $3,160 to $17,700 from $20,860 at December 31, 2004. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies during the fourth quarter of 2004 on behalf of promotional customers, as well as the payment of royalties and commissions on fourth quarter 2004 revenues.

As of the date hereof, we believe that cash from operations, cash on hand at March 31, 2005 and our credit facility will be sufficient to fund our working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of March 31, 2005 are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

Operating Leases	$3,910	$4,734	$4,405	$3,908	$3,791	$2,699	$23,447
Guaranteed Royalties	3,824	2,613	1,076	—	—	—	7,513
Employment Agreements	1,668	476	325	200	200	1,600	4,469

Total	$9,402	$7,823	$5,806	$4,108	$3,991	$4,299	$35,429

Subsequent to March 31, 2005, we reached a settlement with one of our licensors which reduced our overall royalty commitment by approximately $4,000 (see “Subsequent Events”).

We had no material commitments for capital expenditures at March 31, 2005. Letters of credit outstanding as of December 31, 2004 and March 31, 2005 totaled $2,694 and $1,141, respectively.

Restructuring

On February 24, 2005, we finalized a decision to pursue the wind down of a substantial majority of our consumer products business, Pop Rocket. Our determination is to significantly scale back this business during 2005 while exiting the business permanently as soon as is feasible. In the near term, this includes restructuring the Pop Rocket division and exiting certain licenses. In connection with this decision, we expect to incur charges for one-time employee termination benefits and other costs totaling approximately $700 in 2005. During the first quarter of 2005, $583 of such costs was incurred for employee terminations completed through March 31, 2005. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three months ended March 31, 2005. The entire amount is attributable to the Consumer Products segment. The remaining costs are expected to be incurred and expensed throughout the remainder of 2005 for employees expected to be terminated by December 31, 2005. Of the $583 of costs incurred to date, $95 has been paid as of March 31, 2005.

Credit Facilities

On April 24, 2001, we signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. Effective March 30, 2005 the maturity date of the Facility was further extended through March 31, 2006. The credit facility is secured by substantially all of our assets and provides for a line of credit of up to $35,000 with borrowing availability determined by a formula based on qualified assets. The March 30, 2005 amendment reduced the line of credit to $20,000. We sought a reduction in the size of the Facility to better align the size and cost of the Facility with our borrowing needs. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. We are also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. On November 14, 2001, February 8, 2002, September 30, 2002, November 14, 2003, April 26, 2004, August 12, 2004, November 15, 2004 and March 30, 2005, certain covenants under the facility were amended. As of March 31 2005, we were in compliance with the amended restrictions and covenants. In addition to amending certain covenants, the November 15, 2004 amendment imposed a temporary $12,000 cap on total outstanding borrowings and letters of credit. This amendment also increased the maximum interest rate on outstanding borrowings by 0.25 percent. The March 30, 2005 amendment eliminated the temporary $12,000 cap. The Facility may be used for working capital and acquisition financing purposes. As of March 31, 2005, $1,650 was outstanding under the Facility and letters of credit of $1,141.

In addition to the Facility, in October, 2003 our Logistix subsidiary established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay Logistix’s vendors directly upon receipt of invoices and shipping documentation. Logistix in turn is obligated to repay HSBC within 120 days. As of March 31, 2005, there were no advances outstanding under this facility.

In connection with the acquisition of the Megaprint Group, we assumed a mortgage loan secured by a building in Holland. The mortgage loan has a 24 year term and carries an interest rate fixed at 5 percent per annum for three years from December 2002. The mortgage loan is repayable in equal monthly installments of 4 Euros. The outstanding balance on the mortgage loan is 908 Euros (approximately US $1,172) as of March 31, 2005. Notwithstanding the terms of the mortgage loan, it will be repaid in the second quarter of 2005. We will apply the balance of the mortgage loan against monies owed to the sellers of the Megaprint Group. This mortgage loan is recorded as short-term debt in the accompanying condensed consolidated balance sheet as of March 31, 2005.

Megaprint Group has an overdraft facility of 750 Euros from ING Bank, Nederland. As of March 31, 2005, there were no amounts outstanding under this facility.

Acquisitions

On February 2, 2004, we acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”) a privately held promotional marketing services company based in Minneapolis, Minnesota (the “Johnson Grossfield Acquisition”). We financed the Johnson Grossfield Acquisition through our existing cash reserves. The Johnson Grossfield Acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, Johnson Grossfield, Inc., a Delaware corporation wholly owned by us (“Johnson Grossfield”), JGI-MN, Marc Grossfield and Thom Johnson (the “Johnson Grossfield Purchase Agreement”). Under the terms of the Johnson Grossfield Purchase Agreement, we purchased the assets of JGI-MN’s promotional agency business for approximately $4,600 in cash and 35,785 shares of our common stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. We also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. The additional consideration, if any, will be recorded as goodwill. On April 19, 2005, we reached agreement with the sellers of Johnson Grossfield on the amount of earnout attributable to 2004 performance. Such earnout consideration totaled $257, of which $148 is payable in cash and the remainder payable in shares of our common stock (10,616 shares valued at $109 as of April 19, 2005). This earnout consideration will be recorded as goodwill in the second quarter of 2005.

On November 10, 2004, we acquired all of the outstanding capital stock of Megaprint Group Limited (“Megaprint Group”), a privately held creative promotions agency headquartered in the United Kingdom. We financed the Megaprint Group acquisition through short-term debt. We paid 1,824 GBP (approximately US $3,388) in cash (net of a hold back for working capital adjustments of 180 GBP), plus related transaction costs of 283 GBP (approximately US $526). Under the terms of the Stock Purchase Agreement, we are committed to pay, subject to offset for any shortfall in the target level of net working capital at December 31, 2004, a minimum of 850 GBP and up to a maximum of 1,300 GBP in 2005 based on the performance of Megaprint Group for the year ended December 31, 2004. The Company has accrued a liability for the minimum payment of 850 GBP as purchase price as of the acquisition date. We are also committed to pay additional consideration up to a maximum of 2,450 GBP based on future performance through 2009. The additional consideration is based upon the business achieving targeted levels of margin after direct overhead (“MADO”) over the period from 2005 through 2009. The additional consideration, if any, will be recorded as goodwill.

Issuance of Preferred Stock

On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in EMAK in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatorily redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per common share. In connection with such purchase, we granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per common share, respectively. On June 20, 2000, Crown paid us an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per common share. In connection with such purchase, we granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, we agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. A payment of $62.5 was made during the quarter ended March 31, 2005.

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

Upon any voluntary or involuntary liquidation, dissolution or winding-up of our affairs, Crown, as holder of the Series AA Stock, will be entitled to payment out of our assets available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders. The Series AA Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs. Crown has voting rights equivalent to the number of shares of Common Stock into which their Series AA Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended March 31, 2004 totaled $375 and were paid in April 2004 and recorded in accounts payable in the accompanying condensed consolidated balance sheet as of March 31, 2004. The dividends for the quarter ended March 31, 2005 totaled $375 and were paid in April 2005 and recorded in accounts payable in the accompanying condensed consolidated balance sheet as of March 31, 2005.

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

Subsequent Events

In connection with our decision to wind down our Pop Rocket consumer products business, we have been negotiating the termination of several of its license agreements with more than one of our major licensors. On May 18, 2005, we reached a settlement with one of our licensors affecting several such licenses. Under the terms of the settlement, we have agreed to forgo our rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retain product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees is reduced by approximately $4,000. We are required to pay the licensor a total of $1,800 through March 31, 2006. We expect to reverse a portion of the fourth quarter 2004 charge for minimum royalty guarantee shortfalls in the second quarter of 2005 as a result of this settlement. The total amount of this reversal is expected to range between $2,000 and $2,500 depending on estimated future sales of product for the remainder of 2005.

On May 19, 2005, we announced the resignation of Donald A. Kurz as President and Chief Executive Officer effective May 13, 2005. Mr. Kurz remains a member of the Company’s Board of Directors as well as the largest common stockholder of the Company. Stephen P. Robeck, non-executive Chairman of the Board of Directors, will serve as interim Chief Executive Officer while an external search is conducted for a new Chief Executive Officer.

In connection with Mr. Kurz’ departure, the Company entered into a separation agreement and mutual release with Mr. Kurz on May 18, 2005. The material terms of the separation agreement and mutual release include a continuation of his current base compensation of $635,000 per annum through December 31, 2006, continuation of substantially all of his current health and welfare benefits and perquisites through December 31, 2006, and a one time payment of $100,000 upon signing. The agreement also provides that Mr. Kurz will provide consulting services for a period of six months to assist with transitional matters without additional compensation. Mr. Kurz is bound by certain restrictive covenants through December 31, 2006.

Recent Accounting Pronouncements

In December 2004, the FASB released FASB Staff Position No. FAS 109-2 (“FSP 109-2”). FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” provides companies more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on our plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes”. The FSP went into effect upon being issued. As of March 31, 2005, we had not determined whether, or to what extent, we may repatriate foreign earnings under the Jobs Act. Therefore, our condensed consolidated financial statements do not include any provision for income taxes on the $5,705 cumulative balance of unremitted foreign earnings as of year end 2004. Management expects to finalize its assessment related to the Jobs Act in the first half of 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), we must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated.

In April 2005, the Securities Exchange Commission amended Regulation S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended regulation, we are required to adopt SFAS No. 123(R) on January 1, 2006. We are evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) may have a material adverse effect on its results of operations and earnings per share. We have not yet determined the method of adoption of SFAS No. 123(R), or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43”, Chapter 4. SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, “Restatement and Revision of Accounting Research Bulletins”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations and financial position, but do not expect it to have a material impact.

Cautionary Statements and Risk Factors

Marketplace Risks

•	Dependence on a single customer, Burger King, which may adversely affect our financial condition and results of operations.

•	Concentration risk associated with accounts receivable. We regularly extend credit to several distribution companies in connection with our business with Burger King and more recently to a subsidiary of Burger King’s purchasing cooperative which accounts for approximately 80% of our sales to the Burger King.

•	Dependence on nonrenewable product orders by Burger King, which promotions are in effect for a limited period of time.

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect our financial condition and results of operations.

•	Significant quarter-to-quarter variability in revenues and net income, which may result in operating results below the expectations of securities analysts and investors.

•	Increased competitive pressure, which may affect our sales of products and services.

•	Dependence on foreign manufacturers, which may increase the costs of our products and affect the demand for such products.

•	Variations in product costs due to fluctuations in raw materials prices, including plastic resin.

Financing Risks

•	Currency fluctuations, which may affect our suppliers and reportable income.

Other Risks

•	Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recall.

•	Potential negative impact of past or future acquisitions, which may disrupt our ongoing business, distract senior management and increase expenses (including risks associated with the financial condition and integration of the businesses which we acquire).

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations.

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs.

•	Strike and other labor disputes which may negatively impact the distribution channels for our products.

•	Exposure to liabilities for minimum royalty commitments in connection with license agreements for entertainment properties.

•	Potential negative impact of Severe Acute Respiratory Syndrome (“SARS”), which could adversely affect our vendors in the Far East.

We undertake no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance. In addition to the information contained in this document, readers are advised to review our Form 10-K for the year ended December 31, 2004, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cautionary Statements and Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2004. Our exposure to market risks has not changed materially since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The Company continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2004. The Company has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, as defined in Rule 13a-15(f) promulgated under the Exchange Act, The Company’s internal control over financial reporting. The Company has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to March 31, 2005.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 10.1	Eighth Amendment and Waiver to Credit Agreement by and between Bank of America, N.A. and EMAK Worldwide, Inc., dated March 30, 2005.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMAK Worldwide, Inc.
Date May 19, 2005	/s/ ZOHAR ZIV
Zohar Ziv
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)