Form 10-Q
period 2005-06-30
EMAK Worldwide, Inc.
filed 2005-08-15
CIK 911151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Common Stock, $.001 par value, 5,787,379 shares as of August 11, 2005.

EMAK WORLDWIDE, INC.
Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
June 30, 2005
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
ASSETS

	December 31,	June 30,
	2004	2005
CURRENT ASSETS:
Cash and cash equivalents	$4,406	$4,887
Accounts receivable (net of allowances of $1,733 and $1,166 as of December 31, 2004 and June 30, 2005, respectively)	47,180	33,638
Inventories (Note 2)	18,763	11,799
Prepaid expenses and other current assets	5,466	6,227

Total current assets	75,815	56,551
Fixed assets, net	5,029	3,793
Goodwill (Notes 2 and 6)	41,723	41,885
Other intangibles, net (Notes 2 and 6)	3,686	3,408
Other assets	7,060	5,655

Total assets	$133,313	$111,292

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2004	2005
CURRENT LIABILITIES:
Short-term debt	$6,025	$875
Accounts payable	30,996	22,617
Accrued liabilities	20,860	16,385

Total current liabilities	57,881	39,877
LONG-TERM LIABILITIES	6,621	4,134

Total liabilities	64,502	44,011

COMMITMENTS AND CONTINGENCIES (Note 8)

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	22,518	22,518

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series AA issued and outstanding	—	—
Common stock, $.001 par value per share, 25,000,000 shares authorized, 5,759,263 and 5,787,379 shares outstanding as of December 31, 2004 and June 30, 2005, respectively	—	—
Additional paid-in capital	27,516	27,519
Retained earnings	33,954	33,511
Accumulated other comprehensive income	4,972	3,178

	66,442	64,208

Less—
Treasury stock, 3,167,258 shares, at cost, as of December 31, 2004 and June 30, 2005	(17,669)	(17,669)
Unearned compensation	(2,480)	(1,776)

Total stockholders’ equity	46,293	44,763

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$133,313	$111,292

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
REVENUES	$51,778	$58,102	$103,590	$115,344
COST OF SALES	38,015	43,542	76,587	86,335
Minimum royalty guarantee shortfall gain	—	(2,325)	—	(2,325)

Gross profit	13,763	16,885	27,003	31,334

OPERATING EXPENSES:
Salaries, wages and benefits	7,900	9,657	15,177	17,987
Selling, general and administrative	6,160	5,626	12,056	11,628
Integration costs	93	23	136	68
Loss on Chicago lease	311	—	311	—
Restructuring charge	105	319	105	902
ERP reimplementation costs	—	13	—	102

Total operating expenses	14,569	15,638	27,785	30,687

Income (loss) from operations	(806)	1,247	(782)	647
OTHER INCOME (EXPENSE), net	(68)	2	(360)	(103)

Income (loss) before provision (benefit) for income taxes	(874)	1,249	(1,142)	544
PROVISION (BENEFIT) FOR INCOME TAXES	(344)	525	(446)	237

NET INCOME (LOSS)	(530)	724	(696)	307
PREFERRED STOCK DIVIDENDS	375	375	750	750

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(905)	$349	$(1,446)	$(443)

BASIC INCOME (LOSS) PER SHARE	$(0.16)	$0.06	$(0.25)	$(0.08)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,758,370	5,785,202	5,739,603	5,775,570

DILUTED INCOME (LOSS) PER SHARE	$(0.16)	$0.06	$(0.25)	$(0.08)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,758,370	6,005,326	5,739,603	5,775,570

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
NET INCOME (LOSS)	$(530)	$724	$(696)	$307
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments (Note 2)	(202)	(1,183)	320	(1,830)
Unrealized gain (loss) on foreign currency forward contracts (Note 2)	(83)	(312)	206	36

COMPREHENSIVE LOSS	$(815)	$(771)	$(170)	$(1,487)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(696)	$307
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	987	1,129
Provision for doubtful accounts	110	15
(Gain) loss on disposal of fixed assets	(8)	10
Tax benefit from exercise of stock options	65	—
Amortization of restricted stock	311	483
Minimum royalty guarantee shortfall gain	—	(2,325)
Changes in operating assets and liabilities, net of effect of acquisition:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	9,487	12,715
Inventories	1,621	6,845
Prepaid expenses and other current assets	(829)	(981)
Other assets	(1,012)	1,170
Accounts payable	(4,141)	(7,930)
Accrued liabilities	(4,188)	(3,446)
Long-term liabilities	(433)	(487)

Net cash provided by operating activities	1,274	7,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(936)	(992)
Proceeds from sale of fixed assets	9	976
Purchase of marketable securities	(1,300)	—
Refund for purchase of Upshot	—	75
Payment for purchase of Megaprint Group	(4,614)	(892)
Payment for purchase of Johnson Grossfield	—	(148)

Net cash used in investing activities	(6,841)	(981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(1,125)	(750)
Purchase of treasury stock	(211)	—
Repayment of short-term debt	—	(5,150)
Proceeds from exercise of stock options	538	115

Net cash used in financing activities	(798)	(5,785)

Net increase (decrease) in cash and cash equivalents	(6,365)	739
Effects of exchange rate changes on cash and cash equivalents	22	(258)
CASH AND CASH EQUIVALENTS, beginning of period	19,291	4,406

CASH AND CASH EQUIVALENTS, end of period	$12,948	$4,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$102	$241

Income taxes, net of refunds	$7	$(502)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an antidilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the six months ended June 30, 2004 and 2005. Options to purchase 1,373,666 and 1,386,550 shares of common stock, $.001 par value per share (the “Common Stock”), as of June 30, 2004 and 2005, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three and six months ended June 30, 2004 and 2005, preferred stock convertible into 1,694,915 shares of Common Stock was excluded in the computation of diluted EPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” and Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share” (“EITF 03-6”):

	For the Three Months Ended June 30,
	2004			2005
	Loss	Shares	Per Share	Income	SharesPer	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to common stockholders	$(905)	5,758,370	$(0.16)	$349	5,785,202	$0.06

Effect of dilutive securities:
Options and warrants	—	—		—	20,714
Restricted stock units	—	—		—	199,410

Dilutive EPS:
Income (loss) available to common stockholders	$(905)	5,758,370	$(0.16)	$349	6,005,326	$0.06

	For the Six Months Ended June 30,
	2004			2005
	Loss	Shares	Per Share	Loss	SharesPer	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(1,446)	5,739,603	$(0.25)	$(443)	5,775,570	$(0.08)

Effect of dilutive securities:
Options and warrants	—	—		—
Restricted stock units	—	—		—	—

Dilutive EPS:
Loss available to common stockholders	$(1,446)	5,739,603	$(0.25)	$(443)	5,775,570	$(0.08)

Inventories
     Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2004 and June 30, 2005, inventories consisted of the following:

	December 31,	June 30,
	2004	2005
Production-in-process	$861	$1,090
Finished goods	17,902	10,709

	$18,763	$11,799

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
For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction gains or (losses) included in net income (loss) for the quarters ended June 30, 2004 and 2005 were $(44) and $102, respectively. Transaction gains or (losses) included in net income (loss) for the six months ended June 30, 2004 and 2005 were $(322) and $97, respectively.

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
The Company’s Logistix subsidiary entered into foreign currency forward contracts aggregating 4,102 GBP to sell Euros in exchange for British pounds and United States dollars and to sell British pounds in exchange for United States dollars. The contracts will expire by December 2005. At June 30, 2005, the foreign currency forward contracts had an estimated fair value of 172 GBP. The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2005. The unrealized gain on the contracts is reflected in accumulated other comprehensive income.
The Company’s Johnson Grossfield subsidiary entered into foreign currency forward contracts aggregating $199 to sell Canadian dollars in exchange for United States dollars. The contracts will expire by September 2005. At June 30, 2005, the foreign currency forward contracts had an estimated fair value of $3.
Goodwill and Other Intangibles
The change in the carrying amount of goodwill from $41,723 as of December 31, 2004 to $41,885 as of June 30, 2005 reflects: a foreign currency translation adjustment of $(1,243), an adjustment to reflect the decrease to goodwill for the Upshot acquisition of $75, an adjustment to reflect the net increase to goodwill for Megaprint Group of $1,223 (see Note 6) and $257 for the acquisition of Johnson Grossfield (see Note 6). The $75 adjustment to goodwill for the Upshot acquisition reflects the return of purchase price from the seller as a result of a settlement of claims made against funds escrowed as security for warranties and indemnification pursuant to the asset purchase agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC and HA-LO Industries, Inc. All of the goodwill balance relates to the Marketing Services segment.
Identifiable intangibles of $3,686 as of December 31, 2004 and $3,408 as of June 30, 2005, a portion of which are subject to amortization, are reflected as other intangibles in the condensed consolidated balance sheets.

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
On May 18, 2005, the Company reached a settlement with one of its licensors affecting several licenses. Under the terms of the settlement, the Company agreed to forgo its rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. The Company retains product distribution rights under the licenses for 2005. As a result of this settlement, the Company’s overall commitment for royalty guarantees is reduced by approximately $4,000. The Company is required to pay the licensor a total of $1,800 through March 31, 2006. As a result of this settlement, $2,325 of the fourth quarter 2004 charge for minimum royalty guarantee shortfalls was reversed in the second quarter of 2005. The reversal is recorded as a minimum royalty guarantee shortfall gain in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005. The Company continues to monitor royalty accruals in light of the wind down of Pop Rocket and continues its negotiations with its licensors for the termination of several of its license agreements.
Stock-Based Compensation
As of June 30, 2005, the Company had three stock-based compensation plans — the 2000 Stock Option Plan, the 2004 Non-Employee Director Stock Incentive Plan and the 2004 Stock Incentive Plan. In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income (loss) — as reported	$(530)	$724	$(696)	$307
Plus:
Stock-based compensation expense, net of tax, included in reported net income (loss)	137	166	190	273
Less:
Compensation expense (a)	326	155	513	239

Net income (loss) — pro forma	$(719)	$735	$(1,019)	$341

Income (loss) per share:
Basic income (loss) per share, as reported	$(0.16)	$0.06	$(0.25)	$(0.08)
Pro forma basic income (loss) per share	$(0.19)	$0.06	$(0.31)	$(0.07)

Diluted income (loss) per share, as reported	$(0.16)	$0.06	$(0.25)	$(0.08)
Pro forma diluted income (loss) per share	$(0.19)	$0.06	$(0.31)	$(0.07)

(a)	Determined under fair value based method for all awards, net of tax.

ERP reimplementation costs
The Company recorded enterprise resource planning (“ERP”) reimplementation costs of $13 and $102 for the three and six months ended June 30, 2005, respectively. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.
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
In April 2005, the Securities Exchange Commission amended Regulation S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended regulation, the Company is required to adopt SFAS No. 123(R) on January 1, 2006. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) may have a material adverse effect on its results of operations and earnings per share. The Company has not yet determined the method of adoption of SFAS No. 123(R), or whether the amounts recorded in the condensed consolidated statements of operations in future periods will be similar to the current pro forma disclosures under SFAS No. 123.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, “Restatement and Revision of Accounting Research Bulletins”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations and financial position, but does not expect it to have a material impact.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its condensed consolidated statements of operations and financial condition but does not expect it to have a material impact.
NOTE 3 — LINE OF CREDIT
On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. Effective March 30, 2005, the maturity date of the Facility was further extended through March 31, 2006. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $20,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time.

As of December 31, 2004 and June 30, 2005, the Company was in compliance with the restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2004 and June 30, 2005, $2,975 and $875, respectively, was outstanding under the Facility.
In addition to the Facility, in October, 2003 the Company’s Logistix agency in the United Kingdom established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of June 30, 2005, there were no outstanding advances under this facility.
In connection with the acquisition of Megaprint Group, the Company assumed a mortgage loan secured by a building in the Netherlands. The mortgage loan had a 24 year term and carried an interest rate fixed at 5 percent per annum for three years from December 2002. During the quarter ended June 30, 2005, the Company repaid the remaining balance on the mortgage loan and subsequently sold the building. The Company applied the balance of the mortgage loan against monies owed to the sellers of Megaprint Group. The proceeds from the sale of the building will be paid to the sellers of Megaprint Group in the third quarter of 2005 (see Note 6 — “Acquisitions”).
Megaprint Group has an overdraft facility of 750 Euros from ING Bank, Nederland. As of June 30, 2005, there were no amounts outstanding under this facility.
NOTE 4 — RESTRUCTURING
On February 24, 2005, the Company finalized a decision to pursue the wind down of a substantial majority all of its consumer products business, Pop Rocket. The Company’s determination is to significantly scale back this business during 2005 while exiting a substantial majority of the business permanently as soon as is feasible. In the near term, this includes restructuring the Pop Rocket division and exiting certain licenses. In connection with this decision, we expect to incur charges for one-time employee termination benefits and other costs totaling approximately $700 in 2005. During the three and six months ended June 30, 2005, $49 and $632, respectively, of such costs was incurred for employee terminations completed through June 30, 2005. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three and six months ended June 30, 2005. The entire amount is attributable to the Consumer Products segment. The remaining costs are expected to be incurred and expensed throughout the remainder of 2005 for employees expected to be terminated by December 31, 2005. Of the $632 of costs incurred to date, $240 has been paid as of June 30, 2005.
In April 2005, the Company eliminated two centralized management positions as a result of a realignment of centralized resources. In connection with this restructuring we expect to incur charges for one-time employee termination benefits totaling approximately $325 in 2005. During the three months ended June 30, 2005, $270 of such costs were incurred. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three and six months ended June 30, 2005. The entire amount is attributable to the corporate overhead. Of the $270 of costs incurred to date, $72 has been paid as of June 30, 2005.
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

The primary measure of segment profit or loss reviewed by the chief operating decision maker is segment income (loss) before provision (benefit) for income taxes.
Industry Segments

	As of and For the Three Months Ended June 30, 2004
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$47,195	$4,583	$—	$51,778

Segment income (loss) before provision (benefit) for income taxes	$4,938	$(716)	$(5,096)	$(874)
Provision (benefit) for income taxes	1,946	(282)	(2,008)	(344)

Net income (loss)	$2,992	$(434)	$(3,088)	$(530)

Fixed asset additions	$—	$—	$345	$345

Depreciation and amortization	$90	$—	$431	$521

Total assets	$82,539	$8,730	$29,481	$120,750

	As of and For the Three Months Ended June 30, 2005
	Services	Products	Corporate	Total
Total revenues	$53,652	$4,450	$—	$58,102

Segment income (loss) before provision (benefit) for income taxes	$4,996	$1,882	$(5,629)	$1,249
Provision (benefit) for income taxes	2,291	805	(2,571)	525

Net income (loss)	$2,705	$1,077	$(3,058)	$724

Fixed asset additions	$—	$—	$544	$544

Depreciation and amortization	$107	$—	$454	$561

Total assets	$82,975	$7,776	$20,541	$111,292

	As of and For the Six Months Ended June 30, 2004
	Services	Products	Corporate	Total
Total revenues	$93,683	$9,907	$—	$103,590

Segment income (loss) before provision (benefit) for income taxes	$9,245	$(839)	$(9,548)	$(1,142)
Provision (benefit) for income taxes	3,585	(329)	(3,702)	(446)

Net income (loss)	$5,660	$(510)	$(5,846)	$(696)

Fixed asset additions	$—	$—	$936	$936

Depreciation and amortization	$160	$—	$827	$987

Total assets	$82,539	$8,730	$29,481	$120,750

	As of and For the Six Months Ended June 30, 2005
	Services	Products	Corporate	Total
Total revenues	$104,310	$11,034	$—	$115,344

Segment income (loss) before provision (benefit) for income taxes	$9,096	$1,337	$(9,889)	$544
Provision (benefit) for income taxes	3,967	583	(4,313)	237

Net income (loss)	$5,129	$754	$(5,576)	$307

Fixed asset additions	$—	$—	$992	$992

Depreciation and amortization	$213	$—	$916	$1,129

Total assets	$82,975	$7,776	$20,541	$111,292

NOTE 6 — ACQUISITIONS
On February 2, 2004 (effective January 31, 2004), the Company acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”), a privately held promotional marketing services company based in Minneapolis, Minnesota. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004 (the “Johnson Grossfield Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased the assets of JGI-MN’s promotional agency business for approximately $4,325 in cash (net of a holdback of $250) and 35,785 shares of the Company’s Common Stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus related transaction costs of $184 and a commitment to pay additional earnout consideration of up to $4,500 based upon future performance of the acquired business. During 2004, additional consideration was paid in the amount of $105 as a working capital adjustment. The Company also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of EBITDA over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s Common Stock. The additional consideration, if any, will be recorded as goodwill. On April 19, 2005, the Company reached agreement with the sellers of Johnson Grossfield on the amount of earnout attributable to 2004 performance. Such earnout consideration totaled $257, of which $148 was paid in cash and the remainder payable in shares of our common stock (10,616 shares valued at $109 as of April 19, 2005). This earnout consideration was recorded as goodwill in the second quarter of 2005.
The Johnson Grossfield acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. The Company’s allocation of purchase price for the Johnson Grossfield acquisition, based upon estimated fair values is as follows:

Net current assets	$2,758
Property, plant and equipment	8
Other non-current assets	7
Net current liabilities	(1,214)

Estimated fair value, net assets acquired	1,559

Goodwill	1,449
Other intangible assets	2,393

Total purchase price	$5,401

The other intangible assets of $2,393 are comprised of customer relationships and a non-competition agreement, and are being amortized over estimated useful lives ranging from 2 years to 12 years. (See Note 9 — “Subsequent Events.”)
On November 10, 2004, the Company acquired all of the outstanding capital stock of Megaprint Group Limited (“Megaprint Group”), a privately held creative promotions agency headquartered in the United Kingdom. The Company financed the Megaprint Group acquisition through short-term debt. The Company paid 1,824 GBP (approximately $3,388) in cash (net of a hold back for working capital adjustments of 180 GBP), plus related transaction costs of 305 GBP (approximately $566). Under the terms of the Stock Purchase Agreement, the Company is committed to pay, subject to offset for any shortfall in the target level of net working capital at December 31, 2004, a minimum of 850 GBP and up to a maximum of 1,300 GBP in 2005 based on the performance of Megaprint Group for the year ended December 31, 2004 (“2004 Earnout Payment”). The Company has accrued a liability for the minimum payment of 850 GBP as purchase price as of the acquisition date. The Company is also committed to pay additional consideration up to a maximum of 2,450 GBP based on future performance through 2009. The additional consideration is based upon the business achieving targeted levels of margin after direct overhead (“MADO”) over the period from 2005 through 2009. During the three months ended June 30, 2005, the preliminary allocation of the purchase price was adjusted to revise the estimated value of accrued liabilities ($706 increase). During the second quarter of 2005, an additional 256 GBP (approximately $461) was paid to the sellers of Megaprint Group for a working capital adjustment. The additional consideration was recorded as goodwill in the accompanying condensed consolidated balance sheet. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$8,512
Property, plant and equipment	1,265
Net current liabilities	(7,995)

Estimated fair value, net assets acquired	1,782

Goodwill	3,887
Other intangible assets	338

Total purchase price	$6,007

Included in net current liabilities for the Megaprint Group was a mortgage loan for a building in the Netherlands (see Note 3). The balance of the mortgage loan as of the acquisition date totaled approximately 900 Euros (approximately $1,200). The building was recorded under fixed assets and was recorded at the same value as the balance of the mortgage loan. The building and mortgage loan were held in trust by the Megaprint Group on behalf of its former shareholders (the “Sellers”). In June 2005, the Company repaid the mortgage loan. The amount repaid of 900 Euros (approximately $1,090) was applied against monies owed to the Sellers for the 2004 Earnout Payment. As a result, in June 2005, the Company paid the sellers 199 GBP (approximately $360) of the 850 GBP owed for the 2004 Earnout Payment. Subsequent to the repayment of the mortgage loan, the building was sold in June 2005 for 747 Euros (approximately $939). The proceeds from the sale will be paid to the Sellers in the third quarter of 2005.
The other intangible assets of $338 are comprised of sales order backlog and customer relationships, and are being amortized over estimated useful lives ranging from 7 months to 15 years.
The following selected unaudited pro forma consolidated results of operations are presented as if the Johnson Grossfield and Megaprint Group acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of intangibles, reduced interest income and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2004	2004
Pro forma revenues	$53,209	$110,173
Pro forma net loss	$(865)	$(601)
Pro forma basic loss per share	$(0.22)	$(0.24)
Pro forma diluted loss per share	$(0.22)	$(0.24)
Refer to Note 2 for further discussion of the method of computation of earnings per share.
NOTE 7 — MANDATORILY REDEEMABLE PREFERRED STOCK
On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for Preferred Stock and warrants to purchase additional Preferred Stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatorily redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per common share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per common share, respectively. On June 20, 2000, Crown paid an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per common share. In connection with such purchase, the Company granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock was convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. A final payment of $62.5 was made during the quarter ended June 30, 2005.

On March 19, 2004, the Company entered into a Warrant Exchange Agreement with Crown whereby Crown received new warrants to purchase an aggregate of 916,666 shares of Common Stock (“New Warrants”) in exchange for cancellation of the existing Warrants to purchase shares of Series B Stock and Series C Stock (which, upon issuance, would also have been convertible into 916,666 shares of Common Stock). The New Warrants consist of warrants to purchase 750,000 shares and 166,666 shares of Common Stock at exercise prices of $16.00 and $18.00 per common share, respectively. Of each tranche, 47.6% expire on March 29, 2010 and 52.4% expire on June 20, 2010. As a result of the exchange transaction, Crown received an extension of time in which to exercise its right to purchase additional equity in the Company, and the Company obtained an elimination of the preferred rights and preferences as well as the preferred dividend associated with the Series B Stock and Series C Stock. The exchange was recorded as a reduction to preferred stock of $531 and an increase to additional paid-in-capital of $487, net of transaction costs of $44. The exchange was approved by an independent committee of the Board, which relied upon a fairness opinion provided by an outside advisory firm.
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
Crown has voting rights equivalent to the number of shares of Common Stock into which their Series AA Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended June 30, 2005 totaled $375 and were paid in July 2005 and recorded in accounts payable in the accompanying condensed consolidated balance sheet as of June 30, 2005.
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
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company has operating leases for its properties and equipment, which expire at various dates through 2014.
Future minimum lease payments under non-cancelable operating leases as of June 30, 2005 are as follows:

Year

2005 (remainder of)	$2,556
2006	4,797
2007	4,470
2008	3,975
2009	3,860
Thereafter	2,739

Total	$22,397

Aggregate rental expenses for operating leases were $915 and $1,092 for the three months ended June 30, 2004 and 2005, respectively.

Guaranteed Royalties
For the three months ended June 30, 2004 and 2005, the Company incurred $666 and $872, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of June 30, 2005, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2005 (remainder of)	$1,560
2006	971
2007	330

Total	$2,861

License agreements for certain copyrights and trademarks in the Consumer Products segment require minimum commitments for advertising over the respective terms of the licenses. The commitment for advertising expenditures is determined as a percentage of the sales (typically up to 10 percent) of certain licensed properties over the terms of their respective agreements.
See Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” — Royalties.
Employment Agreements
The Company has employment agreements with key executives. Guaranteed compensation under these agreements as of June 30, 2005 are as follows:

Year

2005 (remainder of)	$1,072
2006	476
2007	325
2008	200
2009	200
Thereafter	1,600

Total	$3,873

On May 19, 2005, the Company announced the resignation of Donald A. Kurz as President and Chief Executive Officer effective May 13, 2005. In connection with Mr. Kurz’ departure, the Company entered into a separation agreement and mutual release with Mr. Kurz on May 18, 2005. The material terms of the separation agreement and mutual release include a continuation of his current base compensation of $635 per annum through December 31, 2006, continuation of substantially all of his current health and welfare benefits and perquisites through December 31, 2006, and a one time payment of $100 upon signing. The agreement also provides that Mr. Kurz will provide consulting services for a period of six months to assist with transitional matters without additional compensation. Mr. Kurz is bound by certain restrictive covenants through December 31, 2006.
NOTE 9 — SUBSEQUENT EVENTS
On August 9, 2005, the Company was notified by the Subway Franchisee Advertising Fund Trust (“SFAFT”) that following completion of fulfillment on Subway Restaurant’s kids meal programs by our Johnson Grossfield agency in November 2005, the relationship between Johnson Grossfield and Subway Restaurants will be terminated. SFAFT elected to establish a sole source supplier relationship with another agency. This includes the exercise by SFAFT of its termination rights under a Management and Fulfillment Agreement dated December 31, 2004. The Company is currently evaluating the impact of this event on its Johnson Grossfield agency. The total carrying value of goodwill and other intangible assets attributable to Johnson Grossfield was $3,493 as of June 30, 2005. This will be tested for impairment in the third quarter of 2005.
The Subway Restaurants kids meal business has historically generated approximately $16,000 in annual revenues for Johnson Grossfield, which was acquired by the Company in February 2004. Subway Restaurants account for substantially all of the revenue of the Johnson Grossfield agency, which began serving Subway and its franchisee organization approximately 13 years ago.
On August 11, 2005, Donald A. Kurz submitted his resignation from the Company’s Board of Directors, effective immediately. The resignation is not the result of a disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices.

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
Our Equity Marketing agency services our largest client, Burger King. Equity Marketing serves as Burger King’s primary creative and manufacturing agency for its Kids Meals business, In addition, in the second half of 2004, Equity Marketing expanded its role with Burger King and is now the agency of record for promotional categories outside of the kids segment, including Adult Promotions and Youth & Family Promotions.
In July 2001, EMAK acquired Logistix (U.K.), gaining a presence in Europe with broad-based strategic client relationships, including research, new concept development, licensing guidance and the development of premium-based promotions. In January 2005, we officially expanded the Logistix brand to the U.S., with the establishment of our Logistix (U.S.) agency in Chicago.
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
Overview
Revenues for the second quarter of 2005 increased $6,324 to $58,102 as compared to $51,778 recorded in the prior year primarily as a result of organic revenue growth in our Marketing Services segment. Our Marketing Services revenues grew despite reduced revenues from certain low margin logistical services that we decided not to pursue this year. Excluding the impact of these low margin logistical services, Marketing Services revenues grew by 23.5% during the second quarter of 2005 as compared to 2004. Despite the revenue growth, our second quarter 2005 performance was negatively impacted by reduced gross margins, costs related to the departure of our CEO and a restructuring charge. The costs related to the CEO departure, which totaled $1,350, and the restructuring charge, which totaled $319, however, were more than offset by a gain of $2,325 for the reversal of a portion of a charge taken in the fourth quarter of 2004 for minimum royalty guarantee shortfalls on several consumer products licenses. The reversal is due to an agreement reached with one of our major licensors to exit certain licenses early in exchange for a reduction in our overall royalty guarantee requirements.
We recorded net income of $724 for the second quarter of 2005 compared to a net loss of $530 in the prior year quarter. The net income during the current period was primarily attributable to higher revenues and to the reversal of minimum royalty guarantee shortfalls discussed above, partially offset by higher operating expenses. Gross profit margins in our Marketing Services segment decreased from the prior year due to a deferral of some higher margin fee-based revenues at Equity Marketing and Upshot to the third quarter of 2005 as well as lower margins at our Logistix agencies.
During the first quarter of 2005, we experienced positive trends in our Marketing Services segment:
•	Our Equity Marketing agency, performed well during the quarter. Equity Marketing’s revenues grew as compared to the prior year first quarter despite reduced revenues for certain low margin logistical services that we decided not to pursue this year. During the second quarter we executed two domestic premium programs, including one very large program tied to Lucasfilm’s Star Wars® movies, and two international premium programs. This is essentially the same number of second quarter promotional programs that we have typically produced for Burger King. However, we are seeing the continuation of a trend of higher unit volumes for domestic programs as a result of recent improvements in Burger King system sales of Kids Meals.

•	In March of 2005, our Upshot agency was one of two agencies of record selected for the promotional business of Miller Brewing Company. In its new role, Upshot began providing promotional work for most of Miller’s beer brand portfolio including trademark brands such as Miller Lite and Miller Genuine Draft in the U.S., beginning in April 2005.
The second quarter performance of our SCI Promotion agency improved albeit as compared to a relatively low base in 2004. SCI Promotion had a variety of programs in-market in the second quarter of 2005, including programs for Winn Dixie, Kohl’s and Kraft.
Our Logistix agencies in the U.K. and U.S. experienced an increase in revenues compared to the second quarter of 2004. During the quarter, the Logistix agencies executed several promotional programs for Kellogg’s including a European promotion tied to the release of Star Wars® and a large promotion for Kellogg’s Canada. Revenues for Logistix (U.K.) were further augmented by the addition of revenues from Megaprint Group acquisition. The contribution from increased revenues at Logistix (U.K.) was partially offset by lower gross profit margins.
Despite continued positive trends at Equity Marketing as well as the improved outlook for Upshot, we expect that revenues for the third quarter of 2005 will be lower than the second, followed by a seasonally strong fourth quarter. We expect overall revenues for 2005 to be stable relative to 2004.
Results of Operations
The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2005	2004	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.4	74.9	73.9	74.8
Minimum royalty shortfall gain	—	(4.0)	—	(2.0)

Gross profit	26.6	29.1	26.1	27.2

Operating expenses:
Salaries, wages and benefits	15.3	16.6	14.7	15.5
Selling, general and administrative	11.9	9.7	11.7	10.1
Integration costs	0.2	0.0	0.1	0.1
Loss on Chicago lease	0.6	—	0.3	—
Restructuring charge	0.2	0.6	0.1	0.8
ERP reimplementation costs	—	0.0	—	0.1

Total operating expenses	28.2	26.9	26.9	26.6

Income (loss) from operations	(1.6)	2.2	(0.8)	0.6
Other income (expense), net	(0.1)	0.0	(0.3)	(0.1)

Income (loss) before provision for income taxes	(1.7)	2.2	(1.1)	0.5
Provision (benefit) for income taxes	(0.7)	0.9	(0.4)	0.2

Net income (loss)	(1.0)%	1.3%	(0.7)%	0.3%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 (In Thousands):
Revenues
Revenues for the three months ended June 30, 2005 increased $6,324, or 12.2%, to $58,102 from $51,778 in the comparable period in 2004. Marketing Services revenues increased $6,457, or 13.7%, to $53,652 as a result of revenue growth in our Equity Marketing, SCI Promotion and Logistix agencies as well as the addition of revenues from the Megaprint Group acquisition, partially offset by decreased revenues in our Johnson Grossfield agency. Revenues for Equity Marketing increased as the volume of units for Burger King domestic promotional programs were higher in the second quarter of 2005 compared to the same period in 2004. Burger King revenues grew during the second quarter as compared to the prior year quarter despite reduced revenues for certain low margin logistical services that we decided not to pursue this year. During the quarter, Equity Marketing executed a very large promotional program tied to Lucasfilm’s Star Wars® movies. Growth in revenues for SCI Promotion is from a relatively low base in 2004 and is partially attributable to new client wins. Net foreign currency translation impact contributed approximately $276 to revenues for Logistix (U.K.) versus the prior year period average exchange rates. The increase in revenues from Equity Marketing, SCI Promotion and Logistix was partially offset by a decrease in the Johnson Grossfield revenues due to the timing of promotional programs as compared to the same period in 2004. Results for the second quarter of 2004 exclude Megaprint Group (acquired November 10, 2004).
Our Consumer Products segment revenues decreased $133, or 2.9%, to $4,450. The decrease is primarily attributable to a decline in sales of Scooby-Doo™ product, partially offset by the introduction of Disney’s JoJo’s Circus™ in the first half of 2005 and continued revenue growth in Baby Einstein™ and Crayola ® product lines. Our second quarter 2005 Consumer Product revenues were primarily comprised of Crayola ®, Scooby-Doo™, Baby Einstein™, and JoJo’s Circus™ product. In the first half of 2005, we began distributing the first toy products based on JoJo’s Circus™, the popular Disney series produced in stop-motion animation. The continued growth in our Crayola ® line of bath toys was attributable to an expanded product line and expanded distribution channels.
Cost of sales and gross profit
Cost of sales increased $5,527 to $43,542 (74.9% of revenues) for the three months ended June 30, 2005 from $38,015 (73.4% of revenues) in the comparable period in 2004 primarily due to higher sales volume in 2005.
Our gross margin percentage increased to 29.1% for the three months ended June 30, 2005 from 26.6% in the comparable period for 2004. This increase is the result of a gain on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge recorded in the fourth quarter of 2004. The reversal is due to an agreement reached with one of our major licensors to exit certain licenses early in exchange for a reduction in overall royalty guarantee requirements. Excluding the impact of the gain on the reversal of previously recorded minimum royalty guarantee shortfalls, the gross profit percentage decreased to 25.1% from 26.6% in 2004.
The gross profit percentage for our Marketing Services segment for the three months ended June 30, 2005 decreased to 25.5% compared to 27.1% for the comparable period in 2004. This decrease is attributable to lower margins for our Logistix agencies compared to the same period in 2004 and the deferral of some higher margin fee-based revenues at Equity Marketing and Upshot to the third quarter of 2005.
Excluding the impact of the gain on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge, the gross profit percentage in our Consumer Products segment decreased to 19.4% from 20.9% in 2004. This decrease is the result of the wind-down of the Pop Rocket business.
Salaries, wages and benefits
Salaries, wages and benefits increased $1,757, or 22.2%, to $9,657 (16.6% of revenues) for the three months ended June 30, 2005 from $7,900 (15.3% of revenues) in the comparable period for 2004. This increase was primarily attributable to costs related to the departure of the Company’s CEO ($1,350), annual employee merit pay increases, and the addition of approximately 27 employees from the Megaprint Group acquisition, partially offset by headcount reductions in our Consumer Products segment as a result of the wind-down of the Pop Rocket business.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $534, or 8.7%, to $5,626 (9.7% of revenues) for the three months ended June 30, 2005 from $6,160 (11.9% of revenues) in the comparable period for 2004. The decrease is attributable to a reduction in freight costs, lower creative development costs as a result of the wind-down of Pop Rocket and a reduction in travel costs, partially offset by additional operating expenses resulting from the inclusion of Megaprint Group in the current year quarter and increased commissions attributable to higher revenues.
Integration costs
We recorded integration costs of $23 (0.0% of revenues) for the three months ended June 30, 2005 compared to $93 (0.2% of revenues) for the same period in 2004. These are primarily travel, training and consulting costs directly related to the integration of Megaprint Group. The costs in 2004 are primarily travel costs directly related to the integration of SCI Promotion and Johnson Grossfield.
Restructuring charge
We recorded a restructuring charge of $319 (0.6% of revenues) for the three months ended June 30, 2005 compared to $105 (0.2% of revenues) for the same period in 2004. This charge consists primarily of severance expense and other termination costs for the elimination of certain centralized management positions as well as severance and other termination costs resulting from our decision to wind down substantially all of our consumer products business, Pop Rocket. See “Restructuring” below. The costs in 2004 are associated with the realignment of centralized resources in our Marketing Services segment.
ERP reimplementation costs
We recorded enterprise resource planning (“ERP”) reimplementation costs of $13 (0.0% of revenues) for the three months ended June 30, 2005. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.
Other income (expense)
Other income increased $70 to $2 for the three months ended June 30, 2005 from expense of $(68) in the comparable period for 2004. The increase is primarily due to foreign currency gains as a result of the strengthening of the U.S. dollar relative to the British pound. This was partially offset by an increase in interest expense relating to increased short-term borrowings compared to the same period in 2004.
Provision (benefit) for income taxes
The effective tax rate for the three months ended June 30, 2005 was 42.0% compared to 39.4% for the same period in 2004. The increase in the effective tax rate is the result of an increase in the relative mix of earnings being generated in the United States, which has a less favorable tax rate as well as an increase in our state income tax rate as a result of changes in business operations in the United States.
Net income (loss)
Net income increased $1,254 to a net income of $724 (1.3% of revenues) in 2005 from a net loss of $(530) ((1.0)% of revenues) in 2004 primarily due to the gain on the reversal of a portion of the minimum royalty guarantee shortfalls and an increase in gross margins earned on higher revenues in 2005 as compared to 2004. This was partially offset by the restructuring charge and increased salaries, wages and benefits.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 (In Thousands):
Revenues
Revenues for the six months ended June 30, 2005 increased $11,754, or 11.3%, to $115,344 from $103,590 in the comparable period in 2004. Marketing Services revenues increased $10,627, or 11.3%, to $104,310, as a result of revenue growth in our Equity Marketing and SCI Promotion agencies, and as a result of the Megaprint Group acquisition, partially offset by decreased revenues for our Logistix (U.K.) agency. Revenues for Equity Marketing increased as the volume of units for Burger King domestic promotional programs were higher in the first half of 2005 compared to the same period in 2004. Burger King revenues grew during the first half as compared to the prior year quarter despite reduced revenues for certain low margin logistical services that we decided not to pursue this year. Growth in revenues for SCI Promotion are attributable to new client wins as well as programs that were deferred from the fourth quarter of 2004 into the first quarter of 2005. The increase in revenues from Equity Marketing and SCI Promotion was partially offset by a decrease in

Logistix (U.K.) revenues. Net foreign currency translation impact contributed approximately $614 to revenues for Logistix (U.K.) versus the prior year period average exchange rates. Results for the six months ended June 30, 2004 include two months of revenues for Johnson Grossfield (acquired February 2, 2004) and exclude Megaprint Group (acquired November 10, 2004).
Consumer Product revenues increased $1,127, or 11.4%, to $11,034. The increase is primarily attributable to the introduction of Disney’s JoJo’s Circus™ in the first half of 2005 and continued revenue growth of Baby Einstein™ and Crayola ® product lines, partially offset by a decline in sales of Scooby-Doo™ product. Our first half of 2005 Consumer Product revenues were primarily comprised of Crayola ®, Scooby-Doo™, Baby Einstein™, and JoJo’s Circus™ product. In the first half of 2005, we began distributing the first toy products based on JoJo’s Circus™, the popular Disney series produced in stop-motion animation. The continued growth in our Crayola ® line of bath toys was attributable to an expanded product line and expanded distribution channels.
Cost of sales and gross profit
Cost of sales increased $9,748 to $86,335 (74.8% of revenues) for the six months ended June 30, 2005 from $76,587 (73.9% of revenues) in the comparable period in 2005 primarily due to the higher sales volume in 2005.
The gross margin percentage increased to 27.2% for the six months ended June 30, 2005 from 26.1% in the comparable period for 2004. This increase is primarily the result of a gain on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge in the fourth quarter of 2004. The reversal is due to an agreement reached with one of our major licensors to exit certain licenses early in exchange for a reduction in overall royalty guarantee requirements. Excluding the impact of the gain on the reversal of previously recorded minimum royalty guarantee shortfalls, the gross profit percentage decreased to 25.2% from 26.1% in 2004.
The gross profit percentage for Marketing Services for the six months ended June 30, 2005 was 25.5% compared to 26.0% for the comparable period in 2004. This decrease is attributable to lower margins for our Logistix agencies compared to the same period in 2004 and the deferral of some higher margin fee-based revenues at Equity Marketing and Upshot to the third quarter of 2005.
Excluding the impact of a gain on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge, the gross profit percentage in Consumer Products decreased to 22.1% from 26.3% in 2004. This decrease is primarily the result of a highly competitive retail pricing environment and the wind down of the Pop Rocket business.
Salaries, wages and benefits
Salaries, wages and benefits increased $2,810, or 18.5%, to $17,987 (15.5% of revenues) for the six months ended June 30, 2005 from $15,177 (14.7% of revenues) in the comparable period for 2004. This increase was primarily attributable to, costs related to the departure of the Company’s CEO ($1,350), annual employee merit pay increases, additional compensation expense resulting from grants of restricted stock units in the second and fourth quarters of 2004, an increase in recruiting costs and the addition of approximately 34 employees from the Johnson Grossfield and Megaprint Group acquisitions.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $428, or 3.6%, to $11,628 (10.1% of revenues) for the six months ended June 30, 2005 from $12,056 (11.7% of revenues) in the comparable period for 2004. The decrease is attributable to a reduction in freight, creative development and marketing costs, partially offset by additional operating expenses resulting from the inclusion of the Johnson Grossfield and Megaprint Group businesses in the current year quarter and by increased commissions resulting from higher revenues.
Integration costs
We recorded integration costs of $68 (0.1% of revenues) for the six months ended June 30, 2005 compared to $136 (0.1% of revenues) for the same period in 2004. These are primarily travel, training and consulting costs directly related to the integration of Megaprint Group. The costs in 2004 are primarily travel costs directly related to the integration of SCI Promotion and Johnson Grossfield.
Restructuring charge
We recorded a restructuring charge of $902 (0.8% of revenues) for the six months ended June 30, 2005 compared to $105 (0.1% of revenues) for the same period in 2004. This charge represents severance expenses and other termination costs resulting from our decision to wind down substantially all of our consumer products business, Pop Rocket as well as severance and other termination costs for the elimination of certain centralized management positions. See “Restructuring” below. The costs in 2004 are associated with the realignment of centralized resources in our Marketing Services business.
ERP reimplementation costs
We recorded enterprise resource planning (“ERP”) reimplementation costs of $102 (0.1% of revenues) for the six months ended June 30, 2005. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.
Other expense
Other expense decreased $257 to $103 for the six months ended June 30, 2005 from $360 in the comparable period for 2004. The decrease is primarily due to foreign currency gains as a result of the strengthening of the U.S. dollar relative to the British pound. This was partially offset by an increase in interest expense relating to increased short-term borrowings compared to the same period in 2004.
Provision (benefit) for income taxes
The effective tax rate for the six months ended June 30, 2005 was 43.6% compared to 39.1% for the same period in 2004. The increase in the effective tax rate is the result of an increase in the relative mix of earnings being generated in the United States, which has a less favorable tax rate as well as an increase in our state income tax rate as a result of changes in business operations in the United States.
Net income (loss)
Net income increased $1,003 to a net income of $307 (0.3% of revenues) in 2005 from a net loss of $(696) ((0.7)% of revenues) in 2004 primarily due to the gain on the reversal of a portion of previously recorded minimum royalty guarantee shortfalls and an increase in gross margins earned on higher revenues in 2005 as compared to 2004. This was partially offset by the restructuring charge and increased salaries, wages and benefits.
Financial Condition and Liquidity
At June 30, 2005, cash and cash equivalents were $4,887, compared to $4,406 as of December 31, 2004. The increase in cash and cash equivalents was attributable to cash flows generated from operating activities.
As of June 30, 2005, working capital was $16,674 compared to $17,934 at December 31, 2004. Cash provided by operations for the six months ended June 30, 2005 were $7,505 compared to $1,274 in the prior year. Cash flows provided by operations in the six months ended June 30, 2005 were primarily the result of the collections of accounts receivable from large fourth quarter 2004 promotional programs. Cash flows used in investing activities for the three months ended June 30, 2005 were $981 compared to $6,841 in the prior year. This decrease is primarily the result of the acquisition of Johnson Grossfield as well as purchases of marketable securities in the first half of 2004 and the sale in 2005 of a building in the Netherlands that was acquired in connection with the acquisition of Megaprint Group. Cash flows used in financing activities for the six months ended June 30, 2005 were $5,785 compared to $798 in the prior year primarily as a result of the repayment of short-term borrowings used to finance the purchase of the Megaprint Group and the repayment of bank advances at Logistix (U.K.).
As of June 30, 2005, our net accounts receivable decreased $13,542 to $33,638 from $47,180 at December 31, 2004. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year resulting in our highest accounts receivable levels each year.
As of June 30, 2005, inventories decreased $6,964 to $11,799 from $18,763 at December 31, 2004. This decrease is attributable to shipments of promotional products in the Marketing Services segment related to first quarter 2005 programs. This decrease is also attributable to reduced inventory levels in the Consumer Products segment as a result of the wind down of Pop Rocket. Marketing Services inventories represent 58% and 65% of total inventories as of June 30, 2005 and December 31, 2004, respectively. Promotional product inventory used in Marketing Services generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of June 30, 2005, short-term debt decreased $5,150 to $875 from $6,025 at December 31, 2004. This decrease is associated with the repayment of short-term borrowings used to finance the purchase of Megaprint Group and the reduction of bank advances at Logistix (U.K.).
As of June 30, 2005, accounts payable decreased $8,379 to $22,617 from $30,996 at December 31, 2004. This decrease was attributable to the payment of liabilities related to fourth quarter 2004 promotional programs. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year.
As of June 30, 2005, accrued liabilities decreased $4,475 to $16,385 from $20,860 at December 31, 2004. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies during the fourth quarter of 2004 on behalf of promotional customers, as well as the payment of royalties and commissions on fourth quarter 2004 revenues.
As of the date hereof, we believe that cash from operations, cash on hand at June 30, 2005 and our credit facility will be sufficient to fund our working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.
Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of June 30, 2005 are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

Operating Leases	$2,556	$4,797	$4,470	$3,975	$3,860	$2,739	$22,397
Guaranteed Royalties	1,560	971	330	—	—	—	2,861
Employment Agreements	1,072	476	325	200	200	1,600	3,873

Total	$5,188	$6,244	$5,125	$4,175	$4,060	$4,339	$29,131

We had no material commitments for capital expenditures at June 30, 2005. Letters of credit outstanding as of December 31, 2004 and June 30, 2005 totaled $2,694 and $765, respectively.
Restructuring
On February 24, 2005, we finalized a decision to pursue the wind down of a substantial majority of our consumer products business, Pop Rocket. Our determination is to significantly scale back this business during 2005 while exiting a substantial majority of the business permanently as soon as is feasible. In the near term, this includes restructuring the Pop Rocket division and exiting certain licenses. In connection with this decision, we expect to incur charges for one-time employee termination benefits and other costs totaling approximately $700 in 2005. During the three and six months ended June 30, 2005, $49 and $632, respectively, of such costs was incurred for employee terminations completed through June 30, 2005. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three and six months ended June 30, 2005. The entire amount is attributable to our Consumer Products segment. The remaining costs are expected to be incurred and expensed throughout the remainder of 2005 for employees expected to be terminated by December 31, 2005. Of the $632 of costs incurred to date, $240 has been paid as of June 30, 2005.
In April 2005, we eliminated two centralized management positions as a result of a realignment of centralized resources. In connection with this restructuring we expect to incur charges for one-time employee termination benefits totaling approximately $325 in 2005. During the three months ended June 30, 2005, $270 of such costs were incurred. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three and six months ended June 30, 2005. The entire amount is attributable to the corporate segment. Of the $270 of costs incurred to date, $72 has been paid as of June 30, 2005.
Royalties
We enter into agreements to license intellectual properties such as trademarks, copyrights, and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement, which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products. Furthermore, minimum guaranteed royalty commitments are reviewed on a periodic basis to ensure that amounts are recoverable based on estimates of future sales of the products under license. A loss provision will be recorded in the condensed consolidated statements of operations to the extent that future minimum royalty guarantee commitments are not recoverable. Estimated future sales are projected based on historical experience, including that of similar products, and anticipated advertising and marketing support by the licensor. In the fourth quarter of 2004, we recorded a pre-tax charge of $7,722 relating to minimum royalty guarantee shortfalls on several consumer products licenses. These shortfalls are the result of our decision to wind down its consumer products business, Pop Rocket, which resulted in a decrease in expectations of future sales under several licenses.
On May 18, 2005, we reached a settlement with one of our licensors affecting several licenses. Under the terms of the settlement, we agreed to forgo our rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retain product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees is reduced by approximately $4,000. We are required to pay the licensor a total of $1,800 through March 31, 2006. As a result of this settlement, $2,325 of the fourth quarter 2004 charge for minimum royalty guarantee shortfalls was reversed in the second quarter of 2005. The reversal is recorded as a minimum royalty guarantee shortfall gain in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005. We continue to monitor royalty accruals in light of the wind down of Pop Rocket and we continue our negotiations with our licensors for the termination of several of our license agreements.
Credit Facilities
On April 24, 2001, we signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. Effective March 30, 2005 the maturity date of the Facility was further extended through March 31, 2006. The credit facility is secured by substantially all of our assets and provides for a line of credit of up to $20,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. We are also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. As of December 31, 2004 and June 30, 2005, we were in compliance with the restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2004 and June 30, 2005, $2,975 and $875, respectively, was outstanding under the Facility. and letters of credit of $765.
In addition to the Facility, in October, 2003 our Logistix agency in the United Kingdom established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,000 GBP. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of June 30, 2005, there were no advances outstanding under this facility.
In connection with the acquisition of Megaprint Group, we assumed a mortgage loan secured by a building in the Netherlands. The mortgage loan had a 24 year term and carried an interest rate fixed at 5 percent per annum for three years from December 2002. During the quarter ended June 30, 2005, we repaid the balance on the mortgage loan and subsequently sold the building. We applied the balance of the mortgage loan against monies owed to the sellers of the Megaprint Group. The proceeds from the sale of the building will be paid to the sellers of the Megaprint Group in the third quarter of 2005.
Megaprint Group has an overdraft facility of 750 Euros from ING Bank, Nederland. As of June 30, 2005, there were no amounts outstanding under this facility.
Acquisitions
On February 2, 2004, we acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”) a privately held promotional marketing services company based in Minneapolis, Minnesota (the “Johnson Grossfield Acquisition”). We financed the Johnson Grossfield Acquisition through our existing cash reserves. The Johnson Grossfield Acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, Johnson Grossfield, Inc., a Delaware corporation wholly owned by us (“Johnson Grossfield”), JGI-MN, Marc Grossfield and Thom Johnson (the “Johnson Grossfield Purchase Agreement”). Under the terms of the Johnson Grossfield Purchase Agreement, we purchased the assets of JGI-MN’s promotional agency business for approximately $4,600 in cash and 35,785 shares of our common stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. We also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. The additional consideration, if any, will be recorded as goodwill. On April 19, 2005, we reached agreement with the sellers of Johnson Grossfield on the amount of earnout attributable to 2004 performance. Such earnout consideration totaled $257, of which $148 was payable in cash and the remainder payable in shares of our common stock (10,616 shares valued at $109 as of April 19, 2005). This earnout consideration was recorded as goodwill in the second quarter of 2005.
On November 10, 2004, we acquired all of the outstanding capital stock of Megaprint Group Limited (“Megaprint Group”), a privately held creative promotions agency headquartered in the United Kingdom. We financed the Megaprint Group acquisition through short-term debt. We paid 1,824 GBP (approximately US $3,388) in cash (net of a hold back for working capital adjustments of 180 GBP), plus related transaction costs of 305 GBP (approximately US $566). Under the terms of the Stock Purchase Agreement, we are committed to pay, subject to offset for any shortfall in the target level of net working capital at December 31, 2004, a minimum of 850 GBP and up to a maximum of 1,300 GBP in 2005 based on the performance of Megaprint Group for the year ended December 31, 2004 The Company has accrued a liability for the minimum payment of 850 GBP as purchase price as of the acquisition date. We are also committed to pay additional consideration up to a maximum of 2,450 GBP based on future performance through 2009. The additional consideration is based upon the business achieving targeted levels of margin after direct overhead (“MADO”) over the period from 2005 through 2009. The additional consideration, if any, will be recorded as goodwill.
During the second quarter of 2005, an additional 256 GBP (approximately $461) was paid to the sellers of Megaprint Group for a working capital adjustment. The additional consideration was recorded as goodwill in the accompanying condensed consolidated balance sheet.
Included in net current liabilities for the Megaprint Group was a mortgage loan for a building in the Netherlands. The balance of the mortgage loan as of the acquisition date totaled approximately 900 Euros (approximately $1,200). The building was recorded under fixed assets and was recorded at the same value as the balance of the mortgage loan. The building and mortgage loan were held in trust by the Megaprint Group on behalf of its former shareholders (the “Sellers”). In June 2005, we repaid the mortgage loan. The amount repaid of 900 Euros (approximately $1,090) was applied against monies owed to the Sellers for the 2004 Earnout Payment. As a result, in June 2005, we paid the sellers 199 GBP (approximately $360) of the 850 GBP owed for the 2004 Earnout Payment. Subsequent to the repayment of the mortgage loan, the building was sold in June 2005 for 747 Euros (approximately $939). The proceeds from the sale will be paid to the Sellers in the third quarter of 2005.
Issuance of Preferred Stock
On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in EMAK in exchange for preferred stock and warrants to purchase additional preferred stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatorily redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per common share. In connection with such purchase, we granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per common share, respectively. On June 20, 2000, Crown paid us an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per common share. In connection with such purchase, we granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock is convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, we agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. A final payment of $62.5 was made during the quarter ended June 30, 2005.
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
Upon any voluntary or involuntary liquidation, dissolution or winding-up of our affairs, Crown, as holder of the Series AA Stock, will be entitled to payment out of our assets available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders. The Series AA Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs. Crown has voting rights equivalent to the number of shares of Common Stock into which their Series AA Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended June 30, 2005 totaled $375 and were paid in July 2005 and recorded in accounts payable in the accompanying condensed consolidated balance sheet as of June 30, 2005.
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
Subsequent Events
On August 9, 2005, we were notified by the Subway Franchisee Advertising Fund Trust (“SFAFT”) that following completion of fulfillment on Subway Restaurant’s kids meal programs by our Johnson Grossfield agency in November 2005, the relationship between Johnson Grossfield and Subway Restaurants will be terminated. SFAFT elected to establish a sole source supplier relationship with another agency. This includes the exercise by SFAFT of its termination rights under a Management and Fulfillment Agreement dated December 31, 2004. We are currently evaluating the impact of this event on our Johnson Grossfield agency. The total carrying value of goodwill and other intangible assets attributable to Johnson Grossfield was $3,493 as of June 30, 2005. This will be tested for impairment in the third quarter of 2005.
The Subway Restaurants kids meal business has historically generated approximately $16,000 in annual revenues for Johnson Grossfield, which was acquired by us in February 2004. Subway Restaurants account for substantially all of the revenue of the Johnson Grossfield agency, which began serving Subway and its franchisee organization approximately 13 years ago.
On August 11, 2005, Donald A. Kurz submitted his resignation from our Board of Directors, effective immediately. The resignation is not the result of a disagreement with us, known to an executive officer of the Company, on any matter relating to our operations, policies or practices.
Recent Accounting Pronouncements
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
In April 2005, the Securities Exchange Commission amended Regulation S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended regulation, we are required to adopt SFAS No. 123(R) on January 1, 2006. We are evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) may have a material adverse effect on our results of operations and earnings per share. We have not yet determined the method of adoption of SFAS No. 123(R), or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43”, Chapter 4. SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, “Restatement and Revision of Accounting Research Bulletins”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our results of operations and financial position, but do not expect it to have a material impact.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our condensed consolidated statements of operations and financial condition but does not expect it to have a material impact.
Cautionary Statements and Risk Factors
Marketplace Risks
•	Dependence on a single customer, Burger King, which may adversely affect our financial condition and results of operations.

•	Concentration risk associated with accounts receivable. We regularly extend credit to a subsidiary of Burger King’s purchasing cooperative which accounts for approximately 80% of our sales to the Burger King.

•	Dependence on nonrenewable product orders by Burger King, which promotions are in effect for a limited period of time.

•	Dependence on the popularity of licensed entertainment properties, which may adversely affect our financial condition and results of operations.

•	Significant quarter-to-quarter variability in revenues and net income, which may result in operating results below the expectations of securities analysts and investors.

•	Increased competitive pressure, which may affect our sales of products and services.

•	Dependence on foreign manufacturers, which may increase the costs of our products and affect the demand for such products.

•	Variations in product costs due to fluctuations in raw materials prices, including plastic resin.
Financing Risks
•	Currency fluctuations, which may affect our suppliers and reportable income.
Other Risks
•	Products that we develop or sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims.

•	Exposure to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recall.

•	Potential negative impact of past or future acquisitions, which may disrupt our ongoing business, distract senior management and increase expenses (including risks associated with the financial condition and integration of the businesses which we acquire).

•	Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations.

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products or environmental activities or trade restrictions, which may lead to increased costs.

•	Strike and other labor disputes which may negatively impact the distribution channels for our products.

•	Exposure to liabilities for minimum royalty commitments in connection with license agreements for entertainment properties.

•	Potential negative impact of Severe Acute Respiratory Syndrome (“SARS”), which could adversely affect our vendors in the Far East.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2005, the Company’s disclosure controls and procedures were evaluated. Based on this evaluation, Stephen Robeck, the Company’s interim principal executive officer, and Zohar Ziv, the Company’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2005, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
The Company made no change to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2005.
The Company continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2004. The Company has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, as defined in Rule 13a-15(f) promulgated under the Exchange Act, the Company’s internal control over financial reporting. The Company has not made any material changes to its internal control over financial reporting or in other factors that could materially affect these controls subsequent to June 30, 2005.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders of the Company was held on June 2, 2005. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were approved by the stockholders:

	Votes For	Votes Withheld
1. Election of Directors by holders of Common Stock
Barrie P. Berg	3,784,084	62,571
Howard D. Bland	3,781,953	64,702
Jonathan D. Kaufelt	3,757,975	88,680
Donald A. Kurz	3,690,513	156,142
Alfred E. Osborne Jr.	3,782,253	64,402
Stephen P. Robeck	3,519,658	326,997

2. Election of Director by holders of Series A Preferred Stock Jeffrey S. Deutschman	25,000	—

	Votes For	Votes Against	Abstain
3. Proposal to approve amendments to the certificate of designation Series AA senior cumulative convertible preferred stock.	3,545,158	13,621	1,140

4. Proposal to ratify appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm	5,533,299	7,621	650
ITEM 5. OTHER INFORMATION
On August 9, 2005, the Company was notified by the Subway Franchisee Advertising Fund Trust (“SFAFT”) that following completion of fulfillment on Subway Restaurant’s kids meal programs by our Johnson Grossfield agency in November 2005, the relationship between Johnson Grossfield and Subway Restaurants will be terminated. SFAFT elected to establish a sole source supplier relationship with another agency. This includes the exercise by SFAFT of its termination rights under a Management and Fulfillment Agreement dated December 31, 2004. The Company is currently evaluating the impact of this event on its Johnson Grossfield agency. The total carrying value of goodwill and other intangible assets attributable to Johnson Grossfield was $3,493 as of June 30, 2005. This will be tested for impairment in the third quarter of 2005.
The Subway Restaurants kids meal business has historically generated approximately $16,000 in annual revenues for Johnson Grossfield, which was acquired by the Company in February 2004. Subway Restaurants account for substantially all of the revenue of the Johnson Grossfield agency, which began serving Subway and its franchisee organization approximately 13 years ago.
On August 11, 2005, Donald A. Kurz submitted his resignation from the Company’s Board of Directors, effective immediately. The resignation is not the result of a disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMAK Worldwide, Inc.
Date August 15, 2005	/s/ ZOHAR ZIV
Zohar Ziv
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)