Form 10-Q
period 2005-09-30
EMAK Worldwide, Inc.
filed 2005-11-14
CIK 911151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐                    No ☑
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common Stock, $.001 par value, 5,792,442 shares as of November 10, 2005.

EMAK WORLDWIDE, INC.
Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
September 30, 2005

			Page
Part I.	Financial Information

	Item 1.	Financial Statements	3

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	34

Part II.	Other Information

	Item 6.	Exhibits	35
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
ASSETS

	December 31,	September 30,
	2004	2005
CURRENT ASSETS:
Cash and cash equivalents	$4,406	$4,909
Accounts receivable (net of allowances of $1,733 and $1,545 as of December 31, 2004 and September 30, 2005, respectively)	47,180	31,402
Inventories, net (Note 2)	18,763	16,529
Prepaid expenses and other current assets	5,466	5,484

Total current assets	75,815	58,324
Fixed assets, net	5,029	3,624
Goodwill (Notes 2 and 6)	41,723	40,031
Other intangibles, net (Notes 2 and 6)	3,686	1,305
Other assets	7,060	5,667

Total assets	$133,313	$108,951

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2004	2005
CURRENT LIABILITIES:
Short-term debt	$6,025	$2,000
Accounts payable	30,996	23,991
Accrued liabilities	20,860	13,619

Total current liabilities	57,881	39,610
LONG-TERM LIABILITIES	6,621	3,939

Total liabilities	64,502	43,549

COMMITMENTS AND CONTINGENCIES (Note 8)

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	22,518	22,518

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series AA issued and outstanding	—	—
Common stock, $.001 par value per share, 25,000,000 shares authorized, 5,759,263 and 5,789,192 shares outstanding as of December 31, 2004 and September 30, 2005, respectively	—	—
Additional paid-in capital	27,516	28,080
Retained earnings	33,954	31,596
Accumulated other comprehensive income	4,972	2,927

	66,442	62,603
Less—
Treasury stock, 3,167,258 shares, at cost, as of December 31, 2004 and September 30, 2005	(17,669)	(17,669)
Unearned compensation	(2,480)	(2,050)

Total stockholders’ equity	46,293	42,884

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$133,313	$108,951

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
REVENUES	$58,055	$49,810	$161,645	$165,154
COST OF SALES	45,645	35,261	122,232	121,596
Minimum royalty guarantee shortfall gain	—	(399)	—	(2,724)

Gross profit	12,410	14,948	39,413	46,282

OPERATING EXPENSES:
Salaries, wages and benefits	7,986	8,147	23,163	26,134
Selling, general and administrative	6,087	5,564	18,143	17,192
Integration costs	—	8	136	76
Loss on Chicago lease	—	—	311	—
Restructuring charge (gain)	(25)	416	80	1,318
Impairment of assets	—	3,431	—	3,431
ERP reimplementation costs	—	22	—	124

Total operating expenses	14,048	17,588	41,833	48,275

Loss from operations	(1,638)	(2,640)	(2,420)	(1,993)
OTHER INCOME (EXPENSE), net	179	234	(181)	131

Loss before benefit for income taxes	(1,459)	(2,406)	(2,601)	(1,862)
BENEFIT FOR INCOME TAXES	(566)	(866)	(1,012)	(629)

NET LOSS	(893)	(1,540)	(1,589)	(1,233)
PREFERRED STOCK DIVIDENDS	375	375	1,125	1,125

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,268)	$(1,915)	$(2,714)	$(2,358)

BASIC LOSS PER SHARE	$(0.22)	$(0.33)	$(0.47)	$(0.41)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,758,888	5,788,042	5,752,287	5,779,727

DILUTED LOSS PER SHARE	$(0.22)	$(0.33)	$(0.47)	$(0.41)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,758,888	5,788,042	5,752,287	5,779,727

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
NET LOSS	$(893)	$(1,540)	$(1,589)	$(1,233)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments (Note 2)	(93)	(581)	227	(2,411)
Unrealized gain (loss) on foreign currency forward contracts (Note 2)	(267)	330	(61)	366

COMPREHENSIVE LOSS	$(1,253)	$(1,791)	$(1,423)	$(3,278)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,589)	$(1,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,529	1,684
Provision for doubtful accounts	147	(75)
Gain on disposal of fixed assets	—	(17)
Tax benefit from exercise of stock options	65	—
Amortization of restricted stock	621	769
Minimum royalty guarantee shortfall gain	—	(2,724)
Impairment of assets	—	3,431
Other	(13)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	1,948	14,880
Inventories	(3,408)	2,107
Prepaid expenses and other current assets	(1,195)	(141)
Other assets	(556)	1,045
Accounts payable	497	(6,550)
Accrued liabilities	(2,926)	(4,580)
Long-term liabilities	(758)	(682)

Net cash provided by (used in) operating activities	(5,638)	7,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,080)	(1,289)
Proceeds from sale of fixed assets	20	992
Refund for purchase of Upshot	—	75
Payment for purchase of Megaprint Group	(4,614)	(1,908)
Payment for purchase of Johnson Grossfield	—	(148)

Net cash used in investing activities	(5,674)	(2,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	863	—
Payment of preferred stock dividends	(1,125)	(1,125)
Purchase of treasury stock	(211)	—
Repayment of short-term debt	—	(4,025)
Proceeds from exercise of stock options	538	115

Net cash used in financing activities	65	(5,035)

Net increase (decrease) in cash and cash equivalents	(11,247)	601
Effects of exchange rate changes on cash and cash equivalents	13	(98)
CASH AND CASH EQUIVALENTS, beginning of period	19,291	4,406

CASH AND CASH EQUIVALENTS, end of period	$8,057	$4,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$148	$324

Income taxes, net of refunds	$77	$(118)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
NOTE 1 — ORGANIZATION AND BUSINESS
EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (“EMAK” or the “Company”), is a leading global integrated marketing services company. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. The Company’s clients include Burger King, Kellogg’s, Frito Lay, Kohl’s, Macy’s, Kraft, Procter & Gamble and Miller Brewing Company, among others. EMAK is headquartered in Los Angeles, with operations in Chicago, New York, Ontario (California), Dublin, Frankfurt, London, Paris, The Netherlands, Hong Kong and Shanghai. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the US dollar.
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
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an antidilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the three and nine months ended September 30, 2004 and 2005. Options to purchase 2,108,666 and 1,327,612 shares of common stock, $.001 par value per share (the “Common Stock”), as of September 30, 2004 and 2005, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three and nine months ended September 30, 2004 and 2005, preferred stock convertible into 1,694,915 shares of Common Stock was excluded in the computation of diluted EPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share” (“EITF 03-6”):

	For the Three Months Ended September 30,
	2004			2005

	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Loss available to common stockholders	$(1,268)	5,758,888	$(0.22)	$(1,915)	5,788,042	$(0.33)

Effect of dilutive securities:
Options and warrants	—	—		—	—
Restricted stock units	—	—		—	—

Dilutive EPS:
Loss available to common stockholders	$(1,268)	5,758,888	$(0.22)	$(1,915)	5,788,042	$(0.33)

	For the Nine Months Ended September 30,
	2004			2005

	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Loss available to common stockholders	$(2,714)	5,752,287	$(0.47)	$(2,358)	5,779,727	$(0.41)

Effect of dilutive securities:
Options and warrants	—	—		—	—
Restricted stock units	—	—		—	—

Dilutive EPS:
Loss available to common stockholders	$(2,714)	5,752,287	$(0.47)	$(2,358)	5,779,727	$(0.41)

Inventories
Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2004 and September 30, 2005, inventories consisted of the following:

	December 31,	September 30,
	2004	2005
Production-in-process	$861	$2,238
Finished goods	17,902	14,291

Total inventories, net	$18,763	$16,529

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
For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction gains included in net loss for the quarters ended September 30, 2004 and 2005 were $186 and $257, respectively. Transaction gains or (losses) included in net loss for the nine months ended September 30, 2004 and 2005 were $(136) and $354, respectively.

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
The Company’s Logistix subsidiary entered into foreign currency forward contracts aggregating 2,735 GBP to sell Euros in exchange for British pounds and United States dollars and to sell British pounds in exchange for United States dollars. The contracts will expire by May 2006. At September 30, 2005, the foreign currency forward contracts had an estimated fair value of 80 GBP. The fair value of the foreign currency forward contracts is recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2005. The unrealized gain on the contracts is reflected in accumulated other comprehensive income.
Goodwill and Other Intangibles
The change in the carrying amount of goodwill from $41,723 as of December 31, 2004 to $40,031 as of September 30, 2005 reflects: a decrease of $1,449 for the Johnson Grossfield impairment of assets (see Note 6), a foreign currency translation adjustment of $(1,648), an adjustment to reflect the decrease to goodwill for the Upshot acquisition of $75, an adjustment to reflect the net increase to goodwill for Megaprint Group of $1,223 (see Note 6) and $257 for earnout consideration related to the acquisition of Johnson Grossfield (see Note 6). The $75 adjustment to goodwill for the Upshot acquisition reflects the return of purchase price from the seller as a result of a settlement of claims made against funds escrowed as security for warranties and indemnification pursuant to the asset purchase agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC and HA-LO Industries, Inc. All of the goodwill balance relates to the Marketing Services segment.
The change in the carrying amount of identifiable intangibles from $3,686 as of December 31, 2004 to $1,305 as of September 30, 2005 reflects: a decrease of $1,982 for the Johnson Grossfield impairment of assets (see Note 6), a decrease of $312 for amortization expense and a foreign currency translation adjustment of $(87). A portion of identifiable intangibles are subject to amortization and are reflected as other intangibles in the condensed consolidated balance sheets.

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
On May 18, 2005, the Company reached a settlement with one of its licensors affecting several licenses. Under the terms of the settlement, the Company agreed to forgo its rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. The Company retains product distribution rights under the licenses for 2005. As a result of this settlement, the Company’s overall commitment for royalty guarantees is reduced by approximately $4,000. The Company is required to pay the licensor a total of $1,800 through March 31, 2006. As a result of this settlement, $2,325 of the fourth quarter 2004 charge for minimum royalty guarantee shortfalls was reversed in the second quarter of 2005. During the three months ended September 30, 2005, an additional $399 was reversed due to higher than expected Scooby-Doo™ revenues that exceeded the Company’s initial estimates. The reversals are recorded as a minimum royalty guarantee shortfall gain in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2005. The Company continues to monitor royalty accruals in light of the wind down of Pop Rocket and continues its negotiations with its licensors for the termination of several of its license agreements.
Stock-Based Compensation
As of September 30, 2005, the Company had three stock-based compensation plans — the 2000 Stock Option Plan, the 2004 Non-Employee Director Stock Incentive Plan and the 2004 Stock Incentive Plan. In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net loss — as reported	$(893)	$(1,540)	$(1,589)	$(1,233)
Plus:
Stock-based compensation expense, net of tax, included in reported net loss	126	189	316	462
Less:
Compensation expense (a)	245	264	758	503

Net loss — pro forma	$(1,012)	$(1,615)	$(2,031)	$(1,274)

Loss per share:
Basic loss per share, as reported	$(0.22)	$(0.33)	$(0.47)	$(0.41)
Pro forma basic loss per share	$(0.24)	$(0.34)	$(0.55)	$(0.42)

Diluted loss per share, as reported	$(0.22)	$(0.33)	$(0.47)	$(0.41)
Pro forma diluted loss per share	$(0.24)	$(0.34)	$(0.55)	$(0.42)

(a)	Determined under fair value based method for all awards, net of tax.

ERP reimplementation costs
The Company recorded enterprise resource planning (“ERP”) reimplementation costs of $22 and $124 for the three and nine months ended September 30, 2005, respectively. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.
Recent Accounting Pronouncements
In September 2004, the consensus of EITF Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. The Company is still evaluating the impact of this issue on the Company’s disclosures as reported in the Annual and Quarterly reports. The Company does not expect adoption of this issue to have a significant effect on the Company’s consolidated financial condition or results of operations.
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

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application in accordance with FASB SFAS No. 154 “Accounting Changes and Error Corrections”, is permitted but not required. The Company does not believe that the adoption of FSP 13-1 will have a significant impact on its operations or financial position.
NOTE 3 — LINE OF CREDIT
On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. Effective March 30, 2005, the maturity date of the Facility was further extended through March 31, 2006. The credit facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $20,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company is also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. As of December 31, 2004 and September 30, 2005, the Company was in compliance with the restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2004 and September 30, 2005, $2,975 and $2,000, respectively, was outstanding under the Facility.
Letters of credit outstanding under the Facility as of December 31, 2004 and September 30, 2005 totaled $2,694 and $3,431, respectively.
In addition to the Facility, in October, 2003 the Company’s Logistix agency in the United Kingdom established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2004 and September 30, 2005, $1,797 and $0 were outstanding under this facility.
In connection with the acquisition of Megaprint Group, the Company assumed a mortgage loan secured by a building in the Netherlands. The mortgage loan had a 24 year term and carried an interest rate fixed at 5 percent per annum for three years from December 2002. During the quarter ended June 30, 2005, the Company repaid the remaining balance on the mortgage loan and subsequently sold the building. The Company applied the balance of the mortgage loan against monies owed to the sellers of Megaprint Group. The proceeds from the sale of the building were paid to the sellers of Megaprint Group in the third quarter of 2005 (see Note 6 — “Acquisitions”). As of December 31, 2004, the balance on the mortgage loan was 919 Euros (approximately US $1,253).
Megaprint Group had an overdraft facility of 750 Euros from ING Bank, Nederland. This facility was cancelled in the quarter ending September 30, 2005. As of December 31, 2004 and September 30, 2005, there were no amounts outstanding under this facility.
NOTE 4 — RESTRUCTURING
On February 24, 2005, the Company finalized a decision to pursue the wind down of a substantial majority all of its consumer products business, Pop Rocket. The Company’s determination is to significantly scale back this business during 2005 while exiting a substantial majority of the business permanently as soon as is feasible. In the near term, this includes restructuring the Pop Rocket division and exiting certain licenses. In connection with this decision, the Company expects to incur charges for one-time employee termination benefits and other costs totaling approximately $700 in 2005. During the three and nine months ended September 30, 2005, $40 and $672, respectively, of such costs were incurred for employee terminations completed through September 30, 2005. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005. The entire amount is attributable to the Consumer Products segment. The remaining costs are expected to be incurred and expensed throughout the remainder of 2005 for employees expected to be terminated by December 31, 2005. Of the $672 of costs incurred to date, $361 has been paid as of September 30, 2005.
In April 2005, the Company eliminated two centralized management positions as a result of a realignment of centralized resources. During the three and nine months ended September 30, 2005, $51 and $321, respectively, of such costs were incurred. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005. The entire amount is attributable to the corporate segment. Of the $321 of costs incurred to date, $178 has been paid as of September 30, 2005. The Company does not expect to incur any further costs in connection this restructuring. The remaining costs are expected to be paid by March 31, 2006.

In September 2005, the Company eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company expects to incur charges for one-time employee termination benefits and other costs totaling approximately $600 in 2005. During the three and nine months ended September 30, 2005, $219 of such costs were incurred. Such costs are recorded as a restructuring charge in the condensed consolidated statements of operations. The entire amount is attributable to the Marketing Services segment. All of the $219 of costs incurred to date have been paid as of September 30, 2005.
In August, the Company made the determination to close Johnson Grossfield’s Minneapolis office effective October 31, 2005. During the three months ended September 30, 2005, the Company recorded a charge of approximately $106 for one-time employee termination benefits related to the closure of the Minneapolis office. The Company expects to incur approximately $250 in additional costs during the fourth quarter of 2005. No additional costs are expected to be incurred after December 31, 2005. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005. The entire amount is attributable to the Marketing Services segment. Of the $106 of costs incurred to date, $0 has been paid as of September 30, 2005. These costs are expected to be paid by June 30, 2006.
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
Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation expense, integration costs, and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventory, receivables, goodwill and other intangibles. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.
The primary measure of segment profit or loss reviewed by the chief operating decision maker is segment income (loss) before provision (benefit) for income taxes.

Industry Segments

	As of and For the Three Months Ended September 30, 2004
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$50,717	$7,338	$—	$58,055

Segment income (loss) before provision (benefit) for income taxes	$3,726	$(347)	$(4,838)	$(1,459)
Provision (benefit) for income taxes	1,461	(132)	(1,895)	(566)

Net income (loss)	$2,265	$(215)	$(2,943)	$(893)

Fixed asset additions	$—	$—	$144	$144

Depreciation and amortization	$89	$—	$453	$542

Total assets	$93,886	$9,626	$22,828	$126,340

	As of and For the Three Months Ended September 30, 2005
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$41,754	$8,056	$—	$49,810

Segment income (loss) before provision (benefit) for income taxes	$1,375	$436	$(4,217)	$(2,406)
Provision (benefit) for income taxes	(433)	15	(448)	(866)

Net income (loss)	$1,808	$421	$(3,769)	$(1,540)

Fixed asset additions	$—	$—	$297	$297

Depreciation and amortization	$99	$—	$456	$555

Total assets	$75,830	$13,424	$19,697	$108,951

	As of and For the Nine Months Ended September 30, 2004
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$144,400	$17,245	$—	$161,645

Segment income (loss) before provision (benefit) for income taxes	$12,971	$(1,186)	$(14,386)	$(2,601)
Provision (benefit) for income taxes	5,046	(461)	(5,597)	(1,012)

Net income (loss)	$7,925	$(725)	$(8,789)	$(1,589)

Fixed asset additions	$—	$—	$1,080	$1,080

Depreciation and amortization	$249	$—	$1,280	$1,529

Total assets	$93,886	$9,626	$22,828	$126,340

	As of and For the Nine Months Ended September 30, 2005
	Marketing	Consumer
	Services	Products	Corporate	Total
Total revenues	$146,064	$19,090	$—	$165,154

Segment income (loss) before provision (benefit) for income taxes	$10,471	$1,773	$(14,106)	$(1,862)
Provision (benefit) for income taxes	3,534	598	(4,761)	(629)

Net income (loss)	$6,937	$1,175	$(9,345)	$(1,233)

Fixed asset additions	$—	$—	$1,289	$1,289

Depreciation and amortization	$312	$—	$1,372	$1,684

Total assets	$75,830	$13,424	$19,697	$108,951

NOTE 6 — ACQUISITIONS
On February 2, 2004 (effective January 31, 2004), the Company acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”), a privately held promotional marketing services company based in Minneapolis, Minnesota. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004 (the “Johnson Grossfield Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased the assets of JGI-MN’s promotional agency business for approximately $4,325 in cash (net of a holdback of $250) and 35,785 shares of the Company’s Common Stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus related transaction costs of $184 and a commitment to pay additional earnout consideration of up to $4,500 based upon future performance of the acquired business. During 2004, additional consideration was paid in the amount of $105 as a working capital adjustment. The Company also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of EBITDA over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s Common Stock. The additional consideration, if any, will be recorded as goodwill. On April 19, 2005, the Company reached agreement with the sellers of Johnson Grossfield on the amount of earnout attributable to 2004 performance. Such earnout consideration totaled $257, of which $148 was paid in cash and the remainder payable in shares of the Company’s common stock (10,616 shares valued at $109 as of April 19, 2005). This earnout consideration was recorded as goodwill in the second quarter of 2005.
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
On August 9, 2005, the Company was notified by the Subway Franchisee Advertising Fund Trust (“SFAFT”) that following completion of fulfillment on Subway Restaurant’s kids meal programs by Johnson Grossfield in November 2005, the relationship between Johnson Grossfield and Subway Restaurants will be terminated. As a result, the Company recorded a charge of $3,431 for the impairment of goodwill and other intangible assets of Johnson Grossfield. Of the $3,431 impairment charge $1,449 was attributable to goodwill and $1,982 was attributable to other intangible assets. The carrying value remaining of the goodwill and other intangible assets as of September 30, 2005 was $0. The impairment of assets charge was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005.

On November 10, 2004, the Company acquired all of the outstanding capital stock of Megaprint Group Limited (“Megaprint Group”), a privately held creative promotions agency headquartered in the United Kingdom. The Company financed the Megaprint Group acquisition through short-term debt. The Company paid 1,824 GBP (approximately $3,388) in cash (net of a hold back for working capital adjustments of 180 GBP), plus related transaction costs of 305 GBP (approximately $566). Under the terms of the Stock Purchase Agreement, the Company is committed to pay, subject to offset for any shortfall in the target level of net working capital at December 31, 2004, a minimum of 850 GBP and up to a maximum of 1,300 GBP in 2005 based on the performance of Megaprint Group for the year ended December 31, 2004 (“2004 Earnout Payment”). The Company has accrued a liability for the minimum payment of 850 GBP as purchase price as of the acquisition date. The Company is also committed to pay additional consideration up to a maximum of 2,450 GBP based on future performance through 2009. The additional consideration is based upon the business achieving targeted levels of margin after direct overhead (“MADO”) over the period from 2005 through 2009. During the nine months ended September 30, 2005, the preliminary allocation of the purchase price was adjusted to revise the estimated value of accrued liabilities ($706 increase). During the second quarter of 2005, an additional 256 GBP (approximately $461) was paid to the sellers of Megaprint Group for a working capital adjustment. The additional consideration was recorded as goodwill in the accompanying condensed consolidated balance sheet. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$8,512
Property, plant and equipment	1,265
Net current liabilities	(7,995)

Estimated fair value, net assets acquired	1,782

Goodwill	3,887
Other intangible assets	338

Total purchase price	$6,007

Included in net current liabilities for the Megaprint Group was a mortgage loan for a building in the Netherlands (see Note 3). The balance of the mortgage loan as of the acquisition date totaled approximately 900 Euros (approximately $1,200). The building was recorded under fixed assets and was recorded at the same value as the balance of the mortgage loan. The building and mortgage loan were held in trust by the Megaprint Group on behalf of its former shareholders (the “Sellers”). In June 2005, the Company repaid the mortgage loan. The amount repaid of 900 Euros (approximately $1,090) was applied against monies owed to the Sellers for the 2004 Earnout Payment. As a result, in June 2005, the Company paid the sellers 199 GBP (approximately $360) of the 850 GBP owed for the 2004 Earnout Payment. Subsequent to the repayment of the mortgage loan, the building was sold in June 2005 for 747 Euros (approximately $939). The proceeds from the sale were paid to the Sellers in the third quarter of 2005.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2004
Pro forma revenues	$61,381	$171,554
Pro forma net loss	$(762)	$(1,363)
Pro forma basic loss per share	$(0.20)	$(0.43)
Pro forma diluted loss per share	$(0.20)	$(0.43)
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
Crown has voting rights equivalent to the number of shares of Common Stock into which their Series AA Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended September 30, 2005 totaled $375 and were paid in October 2005 and recorded in accounts payable in the accompanying condensed consolidated balance sheet as of September 30, 2005.
Crown currently holds 100% of the outstanding shares of Series AA Stock and has designated one individual to the Board of Directors of the Company.
The Series AA Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,951.

NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company has operating leases for its properties and equipment, which expire at various dates through 2014.
Future minimum lease payments under non-cancelable operating leases as of September 30, 2005 are as follows:

Year
2005 (remainder of)	$1,234
2006	4,801
2007	4,472
2008	3,957
2009	3,791
Thereafter	2,699

Total	$20,954

Aggregate rental expenses for operating leases were $1,012 and $945 for the three months ended September 30, 2004 and 2005, respectively. Aggregate rental expenses for operating leases were $2,991 and $3,024 for the nine months ended September 30, 2004 and 2005, respectively.
Guaranteed Royalties
 For the three months ended September 30, 2004 and 2005, the Company incurred $1,067 and $1,165, respectively, in royalty expense. For the nine months ended September 30, 2004 and 2005, the Company incurred $2,404 and $3,063, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of September 30, 2005, the Company has committed to pay total minimum guaranteed royalties as follows:

Year
2005 (remainder of)	$1,488
2006	1,121
2007	330

Total	$2,939

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
See Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” — Royalties.
Employment Agreements
The Company has employment agreements with key executives. Guaranteed compensation under these agreements as of September 30, 2005 are as follows:

Year
2005 (remainder of)	$552
2006	1,015
2007	466
2008	200
2009	200
Thereafter	1,600

Total	$4,033

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
Subsequent to September 30, 2005, the Compant entered into employment agreements with Kim H. Thomsen and Jonathan Banks pursuant to which they will serve as Co-Chief Executive Officers of Equity Marketing. The new employment agreements expires December 31, 2007 and provides for a continuation of Ms. Thomsen’s and Mr. Banks’ 2005 base salary levels of $364 and $300, respectively, with minimum annual cost of living increases in 2006 and 2007. The employment agreements are not reflected in the table above, but the table does reflect the previous employment agreement with Kim H. Thomsen. (See Note 9—Subsequent Events)
NOTE 9—SUBSEQUENT EVENTS
On October 3, 2005, the Company and Equity Marketing (a wholly-owned subsidiary of the Company) entered into employment agreements with Kim H. Thomsen and Jonathan Banks pursuant to which they will serve as Co-Chief Executive Officers of Equity Marketing. Ms. Thomsen previously served as President and Chief Creative Officer of the Company. Ms. Thomsen’s new employment agreement supersedes her previously existing employment agreement with the Company, pursuant to which she had the right to retire from full-time service and serve as a part-time consultant beginning January 1, 2006. Her new employment agreement is intended to provide for a tax favorable restructuring of her deferred compensation annuity with no significant change in expense to the Company.
The employment agreements provide for a continuation of Ms. Thomsen’s and Mr. Banks’ 2005 base salary levels of $364 and $300, respectively, with minimum annual cost of living increases in 2006 and 2007. In addition, the employment agreements provide for a formulaic annual bonus pool, to be equally shared by Ms. Thomsen and Mr. Banks, based upon the achievement of specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Equity Marketing over certain thresholds. Based upon the Company’s expected range of EBITDA growth for the Equity Marketing business over the 2005 to 2007 employment term, the Company currently anticipates that the annual bonus opportunity for each executive for superior performance will range from approximately 95% to 130% of base salary. These annual bonuses are payable 25% in shares of the Company’s Common Stock and 25% in cash, with the remainder payable in either shares or cash at the election of the executive.
In lieu of annual equity based compensation, the employment agreements provide for the grant to each executive of 200,000 contingent stock appreciation rights payable, if at all, in cash (“SARs”). The SARs are payable only if Equity Marketing experiences positive EBITDA growth over a 2004 base year and only upon a change of control of the Company occurring during the employment term or, provided that the executive continues to serve on the Equity Marketing board of directors and comply with certain restrictive covenants, the five year period following the end of the employment term.
The employment agreements provide for post-employment severance for each executive determined by the EBITDA performance of the Equity Marketing business in 2008 using the same formula as the annual bonus opportunity during the employment term. The employment agreements also contain three-year post-employment restrictive covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as expressly indicated or unless the context otherwise requires, as used herein, “EMAK,” the “Company,” “we,” “our,” or “us,” means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.
Organization and Business
EMAK Worldwide, Inc., a Delaware corporation and subsidiaries, is a leading global integrated marketing services company. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. Our clients include Burger King, Kellogg’s, Frito Lay, Kohl’s, Macy’s, Kraft, Procter & Gamble, and, Miller Brewing Company among others. EMAK is headquartered in Los Angeles, with operations in Chicago, New York, Ontario (California), Dublin, Frankfurt, London, Paris, The Netherlands, Hong Kong and Shanghai. The Company primarily sells to customers in the United States and Europe.
Our Equity Marketing agency services our largest client, Burger King. Equity Marketing serves as Burger King’s primary creative and manufacturing agency for its Kids Meals business. In addition, in the second half of 2004, Equity Marketing expanded its role with Burger King and is now the agency of record for promotional categories outside of the kids segment, including Adult Promotions and Youth & Family Promotions.
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
In February 2004, EMAK acquired Johnson Grossfield.
In November 2004, EMAK acquired Megaprint Group, a pan-European market leader in the design and production of innovative paper and board engineered (2-D) premiums, providing EMAK’s family of companies with an important complementary service offering and expanding our client roster and geographic presence in Europe.
Overview
Revenues for the third quarter of 2005 decreased $8,245 to $49,810 as compared to $58,055 recorded in the prior year as a result of a 17.7% decrease in revenues in our Marketing Services segment partially offset by a 9.8% increase in Consumer Products revenues. The decrease in Marketing Services revenues is primarily attributable to our Logistix (U.K.) agency which experienced a considerable decline in revenues from the third quarter of 2004. The agency won an exceptionally high percentage of promotional programs from its largest client in 2004, and is experiencing a lower win rate this year compared to the prior year. In addition, the decline in revenues is attributable to reduced revenues from certain low margin logistical services that we decided not to pursue this year. Excluding the impact of these low margin logistical services, Marketing Services revenues decreased by 14.1% during the third quarter of 2005 as compared to 2004. Despite the decrease in revenues, a significantly improved gross margin percentage resulted in higher gross margin dollars than in 2004. Gross profit in the Marketing Services segment increased from the prior year due to a deferral of higher margin, fee based service revenues from the second quarter to the third quarter of 2005. Gross profit in the Consumer Products segment improved due to an improved sales mix.

Our third quarter 2005 performance was negatively impacted by an impairment charge of $3,431 for the write-off the remaining balance of goodwill and other intangibles related to the Johnson Grossfield agency as a result of the loss of that agency’s primary client in August 2005. As a result of this loss, we decided to close the Johnson Grossfield office. Also, during the third quarter, we recorded restructuring charges totaling $416 related to staff reductions at Logistix in the U.K., the closure of the Johnson Grossfield office in Minneapolis, the elimination of a centralized management position and the continued wind-down of Pop Rocket. The costs related to the restructuring charge, however, were partially offset by a gain of $399 for the reversal of a portion of a charge taken in the fourth quarter of 2004 for minimum royalty guarantee shortfalls on several consumer products licenses. The reversal is due to better than anticipated performance of the Scooby-Doo toy line.
We recorded a net loss of $1,540 for the third quarter of 2005 compared to a net loss of $893 in the prior year quarter. The higher net loss during the current period was attributable to the impairment charge.
During the third quarter of 2005, we continued to experience positive trends at Equity Marketing and Upshot in our Marketing Services segment:
•	Our Equity Marketing agency, performed well during the quarter, despite a decrease in revenues as compared to the prior year quarter resulting from certain low margin logistical services that we decided not to pursue this year. During the third quarter we executed three domestic premium programs and three international premium programs. We are seeing the continuation of a trend of higher unit volumes for domestic as well as international programs as a result of recent improvements in Burger King system sales of Kids Meals.

•	The performance of our Upshot agency continues to improve as a result of significant new business wins earlier in the year. In March 2005, Upshot was one of two agencies of record selected for the promotional business of Miller Brewing Company. In its new role, Upshot began providing promotional work for most of Miller’s beer brand portfolio including trademark brands such as Miller Lite and Miller Genuine Draft in the U.S., beginning in April 2005.
On the other hand, the third quarter performance of our SCI Promotion agency decreased relative to the third quarter of 2004. Despite the addition of new clients such as Kraft, SCI Promotion experienced a lower win rate of third quarter 2005 promotional programs. While the agency is expected to have a better year than 2004, SCI Promotion is expected to under-perform relative to plan.
As discussed above, our Logistix agency in the U.K. experienced a decrease in revenues compared to the third quarter of 2004, despite the addition of revenues from Megaprint Group acquisition. The agency is experiencing a lower win rate of promotional programs from its largest client as well as a scale back of previously awarded programs.
In light of these trends and the loss of Subway® as a client, we expect that EMAK’s 2005 revenues will be marginally lower than 2004. Sequentially, we expect that fourth quarter 2005 revenues will be higher than the third quarter, in-line with seasonal norms, but down compared to 2004.

Results of Operations
The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.6	70.8	75.6	73.6
Minimum royalty shortfall gain	—	(0.8)	—	(1.6)

Gross profit	21.4	30.0	24.4	28.0

Operating expenses:
Salaries, wages and benefits	13.8	16.4	14.3	15.8
Selling, general and administrative	10.4	11.2	11.2	10.4
Integration costs	—	0.0	0.1	0.0
Loss on Chicago lease	—	—	0.2	—
Restructuring charge	—	0.8	0.1	0.8
Impairment of assets	—	6.9	—	2.1
ERP reimplementation costs	—	0.0	—	0.1

Total operating expenses	24.2	35.3	25.9	29.2

Loss from operations	(2.8)	(5.3)	(1.5)	(1.2)
Other income (expense), net	0.3	0.5	(0.1)	0.1

Loss before benefit for income taxes	(2.5)	(4.8)	(1.6)	(1.1)
Benefit for income taxes	(1.0)	(1.7)	(0.6)	(0.4)

Net loss	(1.5)%	(3.1)%	(1.0)%	(0.7)%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (In Thousands):
Revenues
Revenues for the three months ended September 30, 2005 decreased $8,245, or 14.2%, to $49,810 from $58,055 in the comparable period in 2004. Marketing Services revenues decreased $8,963, or 17.7%, to $41,754 primarily attributable to lower revenues at our Logistix (U.K.) agency and reduced revenues at our Equity Marketing agency for certain low margin logistical services that we decided not to pursue this year. The lower Marketing Services revenues are also attributable to lower revenues at our SCI Promotion agency as a result of a lower program win rate for the third quarter of 2005 as compared to the third quarter of 2004. The decrease in Logistix (U.K.) revenues is the result of fewer programs awarded to this agency from their largest client Kellogg’s in the third quarter 2005 compared to the same period in 2004. The decrease in revenues from Logistix (U.K.), Equity Marketing and SCI Promotion was partially offset by an increase in the Upshot revenues due to an increase in promotional work for Miller. Net foreign currency translation had an unfavorable impact to revenues of approximately $76 for Logistix (U.K.) versus the prior year period average exchange rates. Results for the third quarter of 2004 exclude Megaprint Group (acquired November 10, 2004).
Our Consumer Products segment revenues increased $718, or 9.8%, to $8,056. The increase is primarily attributable to the introduction of Disney’s JoJo’s Circus™ in 2005 and continued revenue growth in Baby Einstein™ and Scooby- Doo™ product lines, partially offset by a decline in revenues for Kim Possible™. Our third quarter 2005 Consumer Product revenues were primarily comprised of Scooby-Doo™, Baby Einstein™, Crayola® and JoJo’s Circus™ product. In 2005, we began distributing the first toy products based on JoJo’s Circus™, the popular Disney series produced in stop-motion animation.
Cost of sales and gross profit
Cost of sales decreased $10,384 to $35,261 (70.8% of revenues) for the three months ended September 30, 2005 from $45,645 (78.6% of revenues) in the comparable period in 2004 primarily due to lower sales volume in 2005.

Our gross margin percentage increased to 30.0% for the three months ended September 30, 2005 from 21.4% in the comparable period for 2004. This increase is the result of the deferral of some higher margin fee-based revenues at Equity Marketing and Upshot to the third quarter, and an improved sales mix since we have been phasing out the low margin logistical services for our largest client. In addition, there was a gain on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge recorded in the fourth quarter of 2004. The reversal is due to Scooby-Doo™ revenues exceeding our initial estimates. Excluding the impact of the gain on the reversal of previously recorded minimum royalty guarantee shortfalls, the gross profit percentage increased to 29.2% from 21.4% in 2004.
The gross profit percentage for our Marketing Services segment for the three months ended September 30, 2005 increased to 30.3% compared to 21.8% for the comparable period in 2004. This increase is attributable to the deferral of some higher margin fee-based revenues at Equity Marketing and Upshot to the third quarter, and an improved sales mix since we have been phasing out the low margin logistical services for our largest client.
Excluding the impact of the gain on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge, the gross profit percentage in our Consumer Products segment increased to 23.6% from 18.5% in 2004. This increase is the result of a sales mix of higher margin Baby Einstein™ and JoJo’s Circus™ product.
Salaries, wages and benefits
Salaries, wages and benefits increased $161, or 2.0%, to $8,147 (16.4% of revenues) for the three months ended September 30, 2005 from $7,986 (13.8% of revenues) in the comparable period for 2004. This increase was primarily attributable to annual employee merit pay increases, the addition of approximately 27 employees from the Megaprint Group acquisition, an increase in recruiting costs and signing bonuses for two senior executives, partially offset by headcount reductions at Logistix (U.K.), in our Consumer Products segment as a result of the wind-down of the Pop Rocket business and by the elimination of certain centralized management positions.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $523, or 8.6%, to $5,564 (11.2% of revenues) for the three months ended September 30, 2005 from $6,087 (10.5% of revenues) in the comparable period for 2004. The decrease is attributable to a reduction in freight costs, lower creative development and marketing costs as a result of the wind-down of Pop Rocket, and a reduction in travel costs, partially offset by additional operating expenses resulting from the inclusion of Megaprint Group in the current year quarter.
Integration costs
We recorded integration costs of $8 (0.0% of revenues) for the three months ended September 30, 2005 compared to $0 in 2004. These are primarily travel, training and consulting costs directly related to the integration of Megaprint Group.
Restructuring charge (gain)
We recorded a restructuring charge of $416 (0.8% of revenues) for the three months ended September 30, 2005 compared to $(25) (0.0% of revenues) for the same period in 2004. This charge consists primarily of severance expense and other termination costs related to staff reductions at Logistix (U.K), to the closure of the Johnson Grossfield office in Minneapolis, and resulting from our decision to wind down substantially all of our consumer products business, Pop Rocket. See “Restructuring” below. The gain in 2004 represents a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.
Impairment of assets
We recorded a charge for the impairment of assets of $3,431 (6.9% of revenues) for the three months ended September 30, 2005. This charge relates to impairment of goodwill and other intangible assets of Johnson Grossfield as a result of the loss of the Johnson Grossfield’s primary client in August 2005.
ERP reimplementation costs
We recorded enterprise resource planning (“ERP”) reimplementation costs of $22 (0.0% of revenues) for the three months ended September 30, 2005. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.

Other income
Other income increased $55 to $234 for the three months ended September 30, 2005 from $179 in the comparable period for 2004. The increase is primarily due to foreign currency gains as a result of the strengthening of the U.S. dollar relative to the British pound.
Benefit for income taxes
The effective tax rate for the three months ended September 30, 2005 was 36.0% compared to 38.8% for the same period in 2004. The decrease in the effective tax rate is the result of an increase in the relative mix of our loss being generated in the United Kingdom, which has a lower tax rate than the United States, partially offset by an increase in our state income tax rate as a result of changes in business operations in the United States.
Net loss
Net loss increased $647 to $(1,540) ((3.1)% of revenues) in 2005 from a $(893) ((1.5)% of revenues) in 2004 primarily due to the impairment of assets, restructuring charge and increased salaries, wages and benefits. This was partially offset by an increase in gross margins in 2005 as compared to 2004 and the gain on the reversal of a portion of the minimum royalty guarantee shortfalls.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (In Thousands):
Revenues
Revenues for the nine months ended September 30, 2005 increased $3,509, or 2.2%, to $165,154 from $161,645 in the comparable period in 2004. Marketing Services revenues increased $1,664, or 1.2%, to $146,064, as a result of revenue growth in our SCI Promotion and Equity Marketing agencies, and as a result of the Megaprint Group acquisition, partially offset by decreased revenues for our Logistix (U.K.) agency. Growth in revenues for SCI Promotion are attributable to new client wins as well as programs that were deferred from the fourth quarter of 2004 into the first quarter of 2005. Revenues for Equity Marketing increased as the volume of units for Burger King domestic promotional programs were higher in the nine months of 2005 compared to the same period in 2004. Burger King revenues grew during the nine months as compared to the prior year quarter despite reduced revenues for certain low margin logistical services that we decided not to pursue this year. The increase in revenues from Equity Marketing and SCI Promotion was partially offset by a decrease in Logistix (U.K.) revenues. Net foreign currency translation impact contributed approximately $538 to revenues for Logistix (U.K.) versus the prior year period average exchange rates. Results for the nine months ended September 30, 2004 include eight months of revenues for Johnson Grossfield (acquired February 2, 2004) and exclude Megaprint Group (acquired November 10, 2004).
Consumer Product revenues increased $1,845, or 10.7%, to $19,090. The increase is primarily attributable to the introduction of Disney’s JoJo’s Circus™ in 2005 and continued revenue growth of Baby Einstein™ and Crayola® product lines, partially offset by a decline in sales of Scooby-Doo™ product. Our nine months of 2005 Consumer Product revenues were primarily comprised of Crayola®, Scooby-Doo™, Baby Einstein™, and JoJo’s Circus™ product. In 2005, we began distributing the first toy products based on JoJo’s Circus™, the popular Disney series produced in stop-motion animation. The continued growth in our Crayola® line of bath toys was attributable to an expanded product line and expanded distribution channels.
Cost of sales and gross profit
Cost of sales decreased $636 to $121,596 (73.6% of revenues) for the nine months ended September 30, 2005 from $122,232 (75.6% of revenues) in the comparable period in 2005 primarily due to the lower cost fee-based revenues in 2005.
The gross margin percentage increased to 28.0% for the nine months ended September 30, 2005 from 24.4% in the comparable period for 2004. This increase is primarily the result of a gain on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge in the fourth quarter of 2004. The reversal is due to an agreement reached with one of our major licensors to exit certain licenses early in exchange for a reduction in overall royalty guarantee requirements. Excluding the impact of the gain on the reversal of previously recorded minimum royalty guarantee shortfalls, the gross profit percentage decreased to 26.4% from 24.4% in 2004.
The gross profit percentage for Marketing Services for the nine months ended September 30, 2005 was 26.9% compared to 24.5% for the comparable period in 2004. This increase is attributable to higher margins from our Equity Marketing agency compared to the same period in 2004 partially offset by a decrease from our Logistix and SCI agencies.

Excluding the impact of a gain on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge, the gross profit percentage in Consumer Products decreased to 22.7% from 23.0% in 2004. This decrease is primarily the result of a highly competitive retail pricing environment and the wind down of the Pop Rocket business, partially offset by a sales mix of higher margin Baby Einstein™ and JoJo’s Circus™ product.
Salaries, wages and benefits
Salaries, wages and benefits increased $2,971, or 12.8%, to $26,134 (15.8% of revenues) for the nine months ended September 30, 2005 from $23,163 (14.3% of revenues) in the comparable period for 2004. This increase was primarily attributable to costs related to the departure of the Company’s CEO ($1,350), annual employee merit pay increases, additional compensation expense resulting from grants of restricted stock units in the second and fourth quarters of 2004, an increase in recruiting costs and the addition of approximately 34 employees from the Johnson Grossfield and Megaprint Group acquisitions.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $951, or 5.2%, to $17,192 (10.4% of revenues) for the nine months ended September 30, 2005 from $18,143 (11.2% of revenues) in the comparable period for 2004. The decrease is attributable to a reduction in freight, creative development and marketing costs, partially offset by additional operating expenses resulting from the inclusion of the Johnson Grossfield and Megaprint Group businesses in the current year quarter and by increased commissions resulting from higher revenues.
Integration costs
We recorded integration costs of $76 (0.0% of revenues) for the nine months ended September 30, 2005 compared to $136 (0.1% of revenues) for the same period in 2004. These are primarily travel, training and consulting costs directly related to the integration of Megaprint Group. The costs in 2004 are primarily travel costs directly related to the integration of SCI Promotion and Johnson Grossfield.
Restructuring charge
We recorded a restructuring charge of $1,318 (0.8% of revenues) for the nine months ended September 30, 2005 compared to $80 (0.0% of revenues) for the same period in 2004. This charge consists primarily of severance expense and other termination costs resulting from our decision to wind down substantially all of our consumer products business, Pop Rocket, from staff reductions at Logistix (U.K.), and from the closure of the Johnson Grossfield office in Minneapolis. See “Restructuring” below. The costs in 2004 are associated with the realignment of centralized resources in our Marketing Services business, partially offset by a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.
Impairment of assets
We recorded a charge for the impairment of assets of $3,431 (2.1% of revenues) for the nine months ended September 30, 2005. This charge relates impairment of goodwill and other intangible assets of Johnson Grossfield as a result of the loss of the agency’s primary client in August 2005.
ERP reimplementation costs
We recorded enterprise resource planning (“ERP”) reimplementation costs of $124 (0.1% of revenues) for the nine months ended September 30, 2005. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.
Other income (expense)
Other income increased $312 to $131 for the nine months ended September 30, 2005 from $(181) in the comparable period for 2004. The increase is primarily due to foreign currency gains as a result of the strengthening of the U.S. dollar relative to the British pound. This was partially offset by an increase in interest expense relating to increased short-term borrowings compared to the same period in 2004.

Benefit for income taxes
The effective tax rate for the nine months ended September 30, 2005 was 33.8% compared to 38.9% for the same period in 2004. The decrease in the effective tax rate is the result of an increase in the relative mix of losses being generated in the United Kingdom, which has a lower tax rate than the United States, partially offset by an increase in our state income tax rate as a result of changes in business operations in the United States.
Net loss
Net loss decreased $356 to a net loss of $(1,233) ((0.7)% of revenues) in 2005 from a net loss of $(1,589) ((1.0)% of revenues) in 2004. This is primarily due to the impairment of assets, the restructuring charge and increased salaries, wages and benefits. This was partially offset by an increase in gross margins in 2005 as compared to 2004 and the gain on the reversal of a portion of the minimum royalty guarantee shortfalls.
Financial Condition and Liquidity
At September 30, 2005, cash and cash equivalents were $4,909, compared to $4,406 as of December 31, 2004. The increase in cash and cash equivalents was attributable to cash flows generated from operating activities.
As of September 30, 2005, working capital was $18,714 compared to $17,934 at December 31, 2004. Cash provided by operations for the nine months ended September 30, 2005 were $7,914 compared to cash used of $5,638 in the prior year. Cash flows provided by operations in the nine months ended September 30, 2005 were primarily the result of the collections of accounts receivable from large fourth quarter 2004 promotional programs. Cash flows used in investing activities for the nine months ended September 30, 2005 were $2,278 compared to $5,674 in the prior year. This decrease is primarily the result of the acquisition of Johnson Grossfield in the nine months ending September 30, 2004 and the sale in 2005 of a building in the Netherlands that was acquired in connection with the acquisition of Megaprint Group, partially offset by the payment of additional consideration in 2005 in connection with the 2004 acquisition of the Megaprint Group. Cash flows used in financing activities for the nine months ended September 30, 2005 were $5,035 compared to cash provided of $65 in the prior year primarily as a result of the repayment of short-term borrowings used to finance the purchase of the Megaprint Group and the repayment of bank advances at Logistix (U.K.).
As of September 30, 2005, our net accounts receivable decreased $15,778 to $31,402 from $47,180 at December 31, 2004. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year resulting in our highest accounts receivable levels each year.
As of September 30, 2005, inventories decreased $2,234 to $16,529 from $18,763 at December 31, 2004. This decrease is attributable to shipments of promotional products in the Marketing Services segment related to first quarter 2005 programs. This decrease is also attributable to reduced inventory levels in the Consumer Products segment as a result of the wind down of Pop Rocket. Marketing Services inventories represent 51% and 65% of total inventories as of September 30, 2005 and December 31, 2004, respectively. Promotional product inventory used in Marketing Services generally has lower risk than Consumer Product inventory, as it usually represents product made to order.
As of September 30, 2005, short-term debt decreased $4,025 to $2,000 from $6,025 at December 31, 2004. This decrease is associated with the repayment of short-term borrowings used to finance the purchase of Megaprint Group and the reduction of bank advances at Logistix (U.K.).
As of September 30, 2005, accounts payable decreased $7,005 to $23,991 from $30,996 at December 31, 2004. This decrease was attributable to the payment of liabilities related to fourth quarter 2004 promotional programs. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year.
As of September 30, 2005, accrued liabilities decreased $7,241 to $13,619 from $20,860 at December 31, 2004. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies during the fourth quarter of 2004 on behalf of promotional customers, as well as the payment of royalties and commissions on fourth quarter 2004 revenues.
As of the date hereof, we believe that cash from operations, cash on hand at September 30, 2005 and our credit facility will be sufficient to fund our working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of September 30, 2005 are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total
Operating Leases	$1,234	$4,801	$4,472	$3,957	$3,791	$2,699	$20,954
Guaranteed Royalties	1,488	1,121	330	—	—	—	2,939
Employment Agreements	552	1,015	466	200	200	1,600	4,033

Total	$3,274	$6,937	$5,268	$4,157	$3,991	$4,299	$27,926

Subsequent to September 30, 2005, we entered into employment agreements with Kim H. Thomsen and Jonathan Banks pursuant to which they will serve as Co-Chief Executive Officers of Equity Marketing. The new employment agreements expires December 31, 2007 and provides for a continuation of Ms. Thomsen’s and Mr. Banks’ 2005 base salary levels of $364 and $300, respectively, with minimum annual cost of living increases in 2006 and 2007. The employment agreements are not reflected in the table above, but the table does reflect the previous employment agreement with Kim H. Thomsen. (See Subsequent Events)
We had no material commitments for capital expenditures at September 30, 2005. Letters of credit outstanding as of December 31, 2004 and September 30, 2005 totaled $2,694 and $3,431, respectively.
Restructuring
On February 24, 2005, we finalized a decision to pursue the wind down of a substantial majority of our consumer products business, Pop Rocket. Our determination is to significantly scale back this business during 2005 while exiting a substantial majority of the business permanently as soon as is feasible. In the near term, this includes restructuring the Pop Rocket division and exiting certain licenses. In connection with this decision, we expect to incur charges for one-time employee termination benefits and other costs totaling approximately $700 in 2005. During the three and nine months ended September 30, 2005, $40 and $672, respectively, of such costs were incurred for employee terminations completed through September 30, 2005. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005. The entire amount is attributable to our Consumer Products segment. The remaining costs are expected to be incurred and expensed throughout the remainder of 2005 for employees expected to be terminated by December 31, 2005. Of the $672 of costs incurred to date, $361 has been paid as of September 30, 2005.
In April 2005, we eliminated two centralized management positions as a result of a realignment of centralized resources. During the three and nine months ended September 30, 2005, $51 and $321, respectively, of such costs were incurred. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005. The entire amount is attributable to the corporate segment. Of the $321 of costs incurred to date, $178 has been paid as of September 30, 2005. We do not expect to incur any further costs in connection with this restructuring. The remaining costs are expected to be paid by March 31, 2006.
In September 2005, we eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we expect to incur charges for one-time employee termination benefits and other costs totaling approximately $600 in 2005. During the three and nine months ended September 30, 2005, $219 of such costs were incurred. Such costs are recorded as a restructuring charge in the condensed consolidated statements of operations. The entire amount is attributable to the Marketing Services segment. All of the $219 of costs incurred to date have been paid as of September 30, 2005.
In August, we made the determination to close Johnson Grossfield’s Minneapolis office effective October 31, 2005. During the three months ended September 30, 2005, we recorded a charge of approximately $106 for one-time employee termination benefits related to the closure of the Minneapolis office. We expect to incur approximately $250 in additional costs during the fourth quarter of 2005. No additional costs are expected to be incurred after December 31, 2005. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005. The entire amount is attributable to the Marketing Services segment. Of the $106 of costs incurred to date, $0 has been paid as of September 30, 2005. These costs are expected to be paid by June 30, 2006.

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
On May 18, 2005, we reached a settlement with one of our licensors affecting several licenses. Under the terms of the settlement, we agreed to forgo our rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retain product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees is reduced by approximately $4,000. We are required to pay the licensor a total of $1,800 through March 31, 2006. As a result of this settlement, $2,325 of the fourth quarter 2004 charge for minimum royalty guarantee shortfalls was reversed in the second quarter of 2005. The reversal was recorded as a minimum royalty guarantee shortfall gain in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005. During the three months ended September 30, 2005, an additional $399 was reversed due to higher than expected Scooby-Doo™ revenues that exceeded our initial estimates. We continue to monitor royalty accruals in light of the wind down of Pop Rocket and we continue our negotiations with our licensors for the termination of several of our license agreements.
Credit Facilities
On April 24, 2001, we signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. Effective March 30, 2005 the maturity date of the Facility was further extended through March 31, 2006. The credit facility is secured by substantially all of our assets and provides for a line of credit of up to $20,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. We are also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. As of December 31, 2004 and June 30 2005, we were in compliance with the restrictions and covenants. The Facility may be used for working capital and acquisition financing purposes. As of December 31, 2004 and September 30, 2005, $2,975 and $2,000, respectively, was outstanding under the Facility.
In addition to the Facility, in October, 2003 our Logistix agency in the United Kingdom established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2004 and September 30, 2005, $1,797 and $0, respectively, was outstanding under this facility.
In connection with the acquisition of Megaprint Group, we assumed a mortgage loan secured by a building in the Netherlands. The mortgage loan had a 24 year term and carried an interest rate fixed at 5 percent per annum for three years from December 2002. During the quarter ended June 30, 2005, we repaid the balance on the mortgage loan and subsequently sold the building. We applied the balance of the mortgage loan against monies owed to the sellers of the Megaprint Group. The proceeds from the sale of the building were paid to the sellers of the Megaprint Group in the third quarter of 2005. As of December 31, 2004, the balance on the mortgage loan was 919 Euros (approximately US $1,253).
Megaprint Group had an overdraft facility of 750 Euros from ING Bank, Nederland. This facility was canceled in the quarter ending September 30, 2005. As of December 31, 2004 and September 30, 2005, there were no amounts outstanding under this facility.

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
On August 9, 2005, we were notified by the Subway Franchisee Advertising Fund Trust (“SFAFT”) that following completion of fulfillment on Subway Restaurant’s kids meal programs by Johnson Grossfield in November 2005, the relationship between Johnson Grossfield and Subway Restaurants will be terminated. As a result, we recorded a charge of $3,431 for the impairment of goodwill and other intangible assets of Johnson Grossfield. The impairment of assets charge was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005.
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
Included in net current liabilities for the Megaprint Group as of the acquisition date was a mortgage loan for a building in the Netherlands. The balance of the mortgage loan as of the acquisition date totaled approximately 900 Euros (approximately $1,200). The building was recorded under fixed assets and was recorded at the same value as the balance of the mortgage loan. The building and mortgage loan were held in trust by the Megaprint Group on behalf of its former shareholders (the “Sellers”). In June 2005, we repaid the mortgage loan. The amount repaid of 900 Euros (approximately $1,090) was applied against monies owed to the Sellers for the 2004 Earnout Payment. As a result, in June 2005, we paid the sellers 199 GBP (approximately $360) of the 850 GBP owed for the 2004 Earnout Payment. Subsequent to the repayment of the mortgage loan, the building was sold in June 2005 for 747 Euros (approximately $939). The proceeds from the sale were paid to the Sellers in the third quarter of 2005.

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
Upon any voluntary or involuntary liquidation, dissolution or winding-up of our affairs, Crown, as holder of the Series AA Stock, will be entitled to payment out of our assets available for distribution of an amount equal to the greater of (a) the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus all accrued and unpaid dividends or (b) the aggregate amount of payment that the outstanding preferred stock holder would have received assuming conversion to Common Stock immediately prior to the date of liquidation of capital stock, before any payment is made to other stockholders. The Series AA Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs. Crown has voting rights equivalent to the number of shares of Common Stock into which their Series AA Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. The dividends for the quarter ended September 30, 2005 totaled $375 and were paid in October 2005 and recorded in accounts payable in the accompanying condensed consolidated balance sheet as of September 30, 2005.
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
The Series AA Stock is recorded in the accompanying consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,951.

Subsequent Events
On October 3, 2005, We entered into employment agreements with Kim H. Thomsen and Jonathan Banks pursuant to which they will serve as Co-Chief Executive Officers of Equity Marketing (a wholly-owned subsidiary of the Company). Ms. Thomsen previously served as our President and Chief Creative Officer. Ms. Thomsen’s new employment agreement supersedes her previously existing employment agreement with us, pursuant to which she had the right to retire from full-time service and serve as a part-time consultant beginning January 1, 2006. Her new employment agreement is intended to provide for a tax favorable restructuring of her deferred compensation annuity with no significant change in expense to the Company.
The employment agreements provide for a continuation of Ms. Thomsen’s and Mr. Banks’ 2005 base salary levels of $364 and $300, respectively, with minimum annual cost of living increases in 2006 and 2007. In addition, the employment agreements provide for a formulaic annual bonus pool, to be equally shared by Ms. Thomsen and Mr. Banks, based upon the achievement of specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Equity Marketing over certain thresholds. Based upon the Company’s expected range of EBITDA growth for the Equity Marketing business over the 2005 to 2007 employment term, we currently anticipate that the annual bonus opportunity for each executive for superior performance will range from approximately 95% to 130% of base salary. These annual bonuses are payable 25% in shares of our Common Stock and 25% in cash, with the remainder payable in either shares or cash at the election of the executive.
In lieu of annual equity based compensation, the employment agreements provide for the grant to each executive of 200,000 contingent stock appreciation rights payable, if at all, in cash (“SARs”). The SARs are payable only if Equity Marketing experiences positive EBITDA growth over a 2004 base year and only upon a change of control of the Company occurring during the employment term or, provided that the executive continues to serve on the Equity Marketing board of directors and comply with certain restrictive covenants, the five year period following the end of the employment term.
The employment agreements provide for post-employment severance for each executive determined by the EBITDA performance of the Equity Marketing business in 2008 using the same formula as the annual bonus opportunity during the employment term. The employment agreements also contain three-year post-employment restrictive covenants.
Recent Accounting Pronouncements
In September 2004, the consensus of EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. We are still evaluating the impact of this issue on our disclosures as reported in the Annual and Quarterly reports. We do not expect adoption of this issue to have a significant effect on our consolidated financial condition or results of operations.
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
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, we do not have changes in accounting principle; therefore, the adoption of SFAS 154 will not have any impact on our financial position or results of operations.
In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application in accordance with FASB SFAS No. 154 “Accounting Changes and Error Corrections”, is permitted but not required. We do not believe that the adoption of FSP 13-1 will have a significant impact on our operations or financial position.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2005, the Company’s disclosure controls and procedures were evaluated. Based on this evaluation, Stephen Robeck, the Company’s interim principal executive officer, and Zohar Ziv, the Company’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2005, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
The Company made no change to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended September 30, 2005.
The Company continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2004. The Company has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, as defined in Rule 13a-15(f) promulgated under the Exchange Act, the Company’s internal control over financial reporting. The Company has not made any material changes to its internal control over financial reporting or in other factors that could materially affect these controls subsequent to September 30, 2005.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit 10.1	Employment agreement dated as of October 3, 2005 between Equity Marketing, Inc. and Kim H. Thomsen.

Exhibit 10.2	Employment agreement dated as of October 3, 2005 between Equity Marketing, Inc. and Jonathan Banks.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMAK Worldwide, Inc.
Date	November 11, 2005	/s/ ZOHAR ZIV
Zohar Ziv
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)