Form 10-K
period 2005-12-31
EMAK Worldwide, Inc.
filed 2006-03-31
CIK 911151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission File Number 0-23346
EMAK WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3534145
(State of or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)
6330 SAN VICENTE BLVD.
LOS ANGELES, CALIFORNIA 90048
(Address of principal executive offices)
(323) 932-4300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $37,196,000.
Number of shares outstanding of registrant’s common stock, $.001 par value, as of March 29, 2006: 5,836,609 shares
Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to registrant’s 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

EMAK WORLDWIDE, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2005
ITEMS IN FORM 10-K
FORWARD-LOOKING STATEMENTS
Certain expectations and projections regarding the future performance of EMAK Worldwide, Inc., a Delaware corporation (the “Company”), discussed in this document are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review “Risk Factors.”

PART I
ITEM 1. BUSINESS
($000’s omitted, except share and per share amounts)
Except as expressly indicated or unless the context otherwise requires, as used herein, “EMAK,” the “Company,” “we,” “our,” or “us,” means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.
Overview
EMAK is a leading global integrated marketing services company. We focus on the design and execution of strategy-based marketing programs providing measurable results for our clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. EMAK is headquartered in Los Angeles, with operations in Chicago, Ontario (California), Frankfurt, London, Paris, the Netherlands, Hong Kong and Shanghai.
We are a client-driven global organization serving as a strategic marketing partner for our clients by recommending, executing and measuring a broad range of fully integrated brand-building and sales-building programs that may or may not be promotional product-based. We strive:
•	To properly position our agencies for relevance with our clients;

•	To leverage the expertise of our employees;

•	To consistently drive sustainable growth; and

•	To effectively manage our operating expenses.
We provide our clients with access to a broad range of intellectual properties from the worlds of entertainment, music and sports. We maintain an infrastructure that can deliver unique, high-quality and cost-effective products and services in a very tight time frame, with stringent quality control.
We also develop and market consumer products, based on emerging and evergreen licensed properties, which are sold through mass-market and specialty retailers.
Our History and Vision
Over the last five years we acquired five agencies in pursuit of a strategy to diversify and grow our Marketing Services skills and client base. Our acquisitions included:
•	In July 2001, EMAK acquired Logistix (U.K.), gaining a presence in Europe with broad-based strategic client relationships, including research, new concept development, licensing guidance and the development of premium-based promotions.

•	In July 2002, EMAK acquired Upshot, a strategic marketing agency with expertise in promotional, event and collaborative marketing, retail design and environmental branding, providing us with a broader range of services.

•	In September 2003, EMAK acquired SCI Promotion, a provider of gift-with-purchase and purchase-with-purchase promotional programs to the retail department store industry.

•	In February 2004, EMAK acquired Johnson Grossfield, expanding our client base in the Quick Service Restaurant category with the addition of the kids marketing program of Subway Restaurants.

•	In November 2004, EMAK acquired Megaprint Group, a pan-European provider of innovative paper and board engineered (2-D) premiums, providing a complementary service offering and expanding our client roster and geographic presence.
While these acquired agencies leveraged our infrastructure, added new clients and complementary service offerings, and offered new channels of distribution or territories, as reflected in the non-cash goodwill and other intangibles impairment charges of $30,970 we recorded at December 31, 2005, our historical efforts at integration met with limited success.
As we move forward, our focus for 2006 and beyond is the true integration and organic growth of our family of agencies in order to optimize the sharing of intellectual assets and the leveraging of our infrastructure. We expect spending on marketing services to outpace that of traditional advertising for the foreseeable future. We are working to position our agencies to take advantage of this trend and to drive long-term growth in our business over the next several years at rates that exceed the averages of traditional advertising businesses.
Business Segments
Our business is currently classified into two reportable business segments, namely Marketing Services and Consumer Products. These business segments have been defined in a manner consistent with EMAK’s current organizational structure, internal reporting, allocation of resources and operational decision-making.
Our Marketing Services revenues for the years ended December 31, 2003, 2004 and 2005 were $189,261, $211,526 and $197,182, or 86%, 89% and 88% of total revenues, respectively. Our Consumer Products revenues for the years ended December 31, 2003, 2004 and 2005 were $29,852, $25,135 and $26,215, or 14%, 11% and 12% of total revenues, respectively.
A single client, Burger King, accounted for approximately 58%, 51% and 52% of our total revenues for the years ended December 31, 2003, 2004 and 2005, respectively.
Marketing Services
Our largest Marketing Services offering is the design and implementation of fully-integrated promotional marketing programs which incorporate products used as free premiums or sold in conjunction with the purchase of other products at retail. We also create non-premium-based integrated marketing programs that build brands and influence consumer behavior through promotional, event and collaborative marketing, as well as retail and environmental design.
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
We perform a wide range of creative, design, development, production and fulfillment services for our clients, including:
•	assisting clients in understanding the consumer through creative research and planning;

•	assisting clients with promotional strategy, calendar planning and concept development;

•	evaluating intellectual properties for which licenses are available;

•	advising clients as to which licenses are consistent with their marketing objectives;

•	assisting clients in procuring licenses;

•	proposing specific product and non-product based promotions often utilizing the properties secured by our clients;

•	developing promotional concepts and designs based on the property;

•	providing the development and engineering necessary to translate the property, which often consists of two-dimensional artwork, into finished products;

•	obtaining or coordinating licensor approval of product designs, prototypes and finished products;

•	contracting for and supervising the manufacture of products;

•	arranging for safety testing to customer and regulatory specifications by independent testing laboratories;

•	arranging insurance, customs clearance and, in most instances, the shipping of finished products to the client;

•	providing warehousing, fulfillment and billing services;

•	providing creative services for packaging and point-of-sale advertising;

•	developing experiential marketing campaigns to allow target consumers to directly experience our clients’ brands;

•	using the internet to complement promotional programs being conducted in the “physical world;”

•	developing collaborative marketing programs between retailers and manufacturers; and

•	creating three dimensional environments to influence consumers’ purchasing behavior including environmental planning, store design, space planning and visual merchandising.
In some instances, customers obtain license rights or develop promotions concepts independently and engage us only to design and produce specific products and services. More often, we provide the full range of our services.
EMAK pursues promotions opportunities worldwide. Our international promotions often include unique products and promotional programs tailored to local markets as well as the use of program elements from promotions originally run in the United States. A number of our clients are now running promotions globally—a trend we believe will accelerate in the future.
Consumer Products
EMAK’s Consumer Products business designs, contract manufactures and markets toys and other consumer products for sale to major mass market retailers, specialty market retailers and various international distributors. Our products are primarily based upon trademarks, characters and other intellectual properties we license from major entertainment companies. In some cases, our products are based on the same licensed properties used by our Marketing Services division.
In accordance with a planned wind down, during 2005 we significantly scaled back our Consumer Products business. As the result of either negotiated terminations or scheduled expirations, the majority of our licenses expired at the end of 2005, including Scooby-Doo™ , Ace Lightening, Disney’s Kim Possible™ , Jim Henson’s Bear in the Big Blue House™ , The Powerpuff Girls™ , Samurai Jack™, and Codename: Kids Next Door™. Based upon the current economics of the toy industry, we do not anticipate making continued investments in the Consumer Products business because of its unfavorable economics and because it no longer complements our core marketing services offerings.
The table below provides a summary of our current portfolio of licensed properties, including the names of the licensed property and the licensor, the dates on which the license was originally granted, when the first products were marketed under the license, the expiration date of the current license term, the product categories covered by the license and the geographic territories in which the licensed product can be distributed.

Property	Licensor	Grant Date	Market Date	Exp. Date	Categories	Territory
Robot Wars®	BBC Worldwide	Jul 2000	Sep 2000	Dec 2006	Pullback, radio	United Kingdom and
					control and die	Ireland
cast toys and
playsets.

Ultimate Book of Spells	BKN Consumer	Jan 2002	Sep 2002	Dec 2006	Plastic figurines	United Kingdom and
	Products				and playsets.	Ireland

Crayola®	Binney & Smith	May 2002	Aug 2002	Dec 2008	Bath toys,	North America and
					activities and art	Europe
sets.

JoJo’s Circus™	Disney Consumer	Dec 2003	Jan 2005	Dec 2007	Pre-school toys,	United States
	Products				plush, playsets and
musical toys.

Baby Einstein™	The Baby Einstein	Feb 2003	Jan 2004	June 2006	Puppets, plush,	United States and
	Company, LLC				activity and infant/	Canada
	(a Disney subsidiary)				pre-school toys.
Backlog
Order backlog at March 28, 2005 and March 29, 2006 was approximately $150,000 and $110,000, respectively. The Company expects the 2006 order backlog to be filled by December 31, 2006. The reduced backlog is partially attributable to the wind down of Johnson Grossfield and Pop Rocket. In addition, the 2005 backlog included a large promotional program tied to Lacasfilm's Star Wars® movies.

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
We generally retain, either for ourselves or on behalf of our clients, ownership of the molds and tooling required for the manufacture of our products. We are not a party to any long-term contractual arrangements with any manufacturer.
During 2005, approximately 93% of our products were manufactured in China. China currently enjoys permanent normal trade relations (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization (“WTO”), which occurred in December 2001. Membership in the WTO substantially reduces the possibility of China losing its NTR status, which would result in increased manufacturing costs for us and those of our competitors sourcing products in China.
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
Government Regulation
In the United States, our business is subject to the provisions of the Consumer Product Safety Act and the Federal Hazardous Substances Act, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug and Cosmetics Act, and the regulations promulgated pursuant to such statutes. The Consumer Product Safety Act and the Federal Hazardous Substances Act empower the Consumer Product Safety Commission to protect the public against unreasonable risks of injury associated with promotional and consumer products, including toys and other articles. The Consumer Product Safety Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the Consumer Product Safety Commission is subject to court review. Violations of the Acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world.

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
Employees
As of December 31, 2005, EMAK employed a total of 383 individuals, including 268 individuals located in the United States, 60 individuals located in Europe and 55 individuals in Asia. In addition, we utilize freelance artists and other temporary staff on an ongoing basis in order to serve our clients needs. We believe that our relations with our employees are good.
Executive Officers of the Registrant
The following persons are the executive officers of EMAK as of the date of this report. Such executive officers are appointed annually by our Board of Directors and serve at the pleasure of the Board. The table below provides information with respect to our executive officers:

Name	Age	Position

James L. Holbrook, Jr.	46	Chief Executive Officer
Teresa L. Tormey	41	Chief Administrative Officer and General Counsel
Jonathan Kramer	54	Group President, Logistix Worldwide
Emily Shannon Brown	41	Sr. Vice President, Worldwide Operations
James L. Holbrook, Jr. joined EMAK in November 2005 and is currently our Chief Executive Officer and a member of our Board of Directors. Prior to joining EMAK, Mr. Holbrook was President and CEO for a portfolio of agencies at the Interpublic Group, one of the world’s largest advertising and marketing holding companies. From 1996 to 2004, Mr. Holbrook was CEO and part-owner of Zipatoni, a marketing agency, which was sold to Interpublic in 2001. From 1984 to 1996 he held various sales and marketing posts with Ralston Purina Co. and from 1981 to 1984 was in brand management at Procter & Gamble. Mr. Holbrook has a master of business administration from Washington University and a bachelor of science in economics and philosophy from Vanderbilt University.
Teresa L. Tormey joined EMAK in November 2002 and is currently our Chief Administrative Officer and General Counsel, as well as our corporate Secretary. Ms. Tormey was promoted to her current position in February 2006. Ms. Tormey joined EMAK in November 2002 as Senior Vice President, General Counsel and Secretary and was later promoted to Executive Vice President in April 2004. Ms. Tormey is responsible for the supervision of the Company’s centralized corporate departments, including business affairs, corporate product integrity, human resources, information technology, investor relations and office administration. Ms. Tormey is also responsible for our global regulatory compliance, board administration and corporate governance functions. Ms. Tormey was previously in private law practice as a partner in the corporate finance and transactions group of Oppenheimer Wolff & Donnelly LLP. Ms. Tormey holds a bachelor of arts degree in economics from the University of California at Davis and a juris doctor from Pepperdine University School of Law.
Jonathan Kramer joined EMAK in June 2005 as Group President and currently leads EMAK’s Logistix, Pop Rocket and SCI Promotion agencies under the Logistix Worldwide banner. Before joining EMAK, Mr. Kramer was CEO of the J. Brown Agency, a joint venture formed between Grey Global Group and Crossmark® to combine their respective marketing and promotion solutions with in-store sales and merchandising execution to build sales for fast-moving consumer goods clients. From 1994 to 2003, Mr. Kramer was CEO of the J. Brown/LMC Group, a division of Grey Global. Prior to J.Brown/LMC Group, Mr. Kramer was Executive Vice President and Chief Operating Officer of Local Marketing Corporation, which was sold to Grey Global in 1989 under his management. Mr. Kramer holds a bachelor of arts degree from New York University.
Emily Shannon Brown joined EMAK in 1995 and has risen over the past decade through EMAK’s product development, operations and client services organization. Since September 2004, Ms. Brown has served as Chief Operating Officer for the Equity Marketing subsidiary, responsible for client handling, operational processing and financial management of the Burger King account. In February 2006, Ms. Brown was promoted to the additional role of SVP, Worldwide Operations. Prior to joining EMAK, Ms. Brown was General Manager for EPI Marketing, a marketing firm which delivered sponsorships and partnerships, promotional marketing, and premiums to corporate clients, as well as operated a retail toy and gift business. Prior to EPI, Ms. Brown held marketing, operational and business management posts in the publishing and apparel industries, including Van Dam Publishing, Beth Schaeffer Design, and Tracy Mills Inc.

Available Information
Our website address is www.emak.com. EMAK makes available, free of charge, on or through this website our periodic and current reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. Information contained on our website is not part of this report.
ITEM 1A. RISK FACTORS
Cautionary Statements and Risk Factors
Set forth below and elsewhere in this Form 10-K and in other documents we file with the Securities and Exchange Commission are important risks and uncertainties that could cause our actual results of operation, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this Form 10-K.
We Depend Significantly on One Key Customer
Our success is partly dependent on a single customer, Burger King (including its franchise purchasing cooperative Restaurant Services, Inc. (“RSI”) and various distribution companies), which accounted for approximately 58%, 51% and 52% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. The termination or a significant reduction by Burger King of its business with us would adversely affect our business. We have domestic and international agreements with Burger King and RSI which guarantee that we will retain our role as the primary creative and manufacturing agency of record for both domestic and international Burger King premiums programs awarded through September 2006 (shipping through approximately September 2007). Our long-term agreements provide for bi-annual determinations of our guaranteed level of Burger King premiums business. The Burger King business is subject to significant year-to-year variability. For instance, the revenues generated by our business with Burger King decreased from $126,791 in 2003 to $120,606 in 2004 and to $117,257 in 2005. We expect a further decrease in sales to Burger King in 2006 due primarily to Burger King’s existing level of filler inventory (maintained to service non-core promotion windows), as well as the lack of currently anticipated “blockbuster” core promotions. The success of our business with Burger King is also partially dependent on the overall success of the Burger King system, whose sales could be negatively impacted by such factors as increased competition and product recalls.
We Face Credit Risk
We regularly extend credit to distribution companies in connection with our business with the Burger King system, which includes Supply Chain Services, LLC (“SCS”), which is a subsidiary of RSI. We began selling product to SCS in October 2003. Sales to SCS represented 84.8% of our sales to the Burger King System in 2005. Failure by SCS to honor their payment obligations to us could have a material adverse effect on our operations. Because of SCS’s established credit history with us, we do not believe that the concentration of receivables has a negative impact to our overall credit risk. We occasionally provide SCS with extended payment terms of up to 60 days. We also extend credit to several retailers in connection with various promotional programs as well as with our Consumer Products business. The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. Failure by one or more of these retailers to honor their payment obligations to us could have a material adverse effect on our business.
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

Our Future Operating Results are Difficult to Predict
We experience significant quarter-to-quarter variability in our revenues and net income (loss). The promotions business tends to include larger promotions in the summer and during the winter holiday season. Major movie and television release schedules also vary year-to-year, influencing the promotional schedules of our customers, as well as the particular promotions for which we are retained. The motion picture or television characters on which the promotions business is often based may only be popular for short periods of time or not at all. There may not be comparable popular characters or similar promotional campaigns in the future. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors.
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
Our Current Licenses Require Us to Pay Minimum Royalties
Sales of products under trademarks or trade or brand names licensed from others account for substantially all of our Consumer Products revenues. Product licenses allow us to capitalize on characters, designs, concepts and inventions owned by others or developed by toy inventors and designers. Our license agreements generally require us to make specified minimum royalty payments, even if we fail to sell a sufficient number of units to cover these amounts. In connection with our decision to wind down most of our Consumer Products business, we took a pre-tax charge at December 31, 2004 of $7,722 related to minimum royalty guarantee shortfalls on several licenses. Approximately $3,000 of this pre-tax charge was non-cash for write-offs of long-term royalty advances. In 2005, we reached a settlement with one of our licensors affecting several licenses. As a result $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005.
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
We Rely on Foreign Manufacturers
During 2005, approximately 93% of our products were manufactured in China. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. In addition, past outbreaks of Severe Acute Respiratory Syndrome (“SARS”) have been significantly concentrated in Asia, particularly in Hong Kong and in the Guangdong province of China, where many of our contract manufacturers are located. The development and manufacture of our products could suffer if a significant number of our employees in Hong Kong or the employees of our contract manufacturers in China contract SARS or other communicable diseases, or are otherwise unable to fulfill their responsibilities.
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
Logistix (U.K.) enters into contracts denominated primarily in U.S. dollars, GBP and Euros. Although we attempt to reduce its exposure to changes in foreign currency exchange rates through the use of certain hedging techniques, changes in such exchange rates may result in changes in the value of our commitments and anticipated foreign currency cash flows.
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
Anti-Takeover Provisions under Our Charter Documents Could Delay or Prevent a Change of Control and Could also Limit the Market Price of Our Stock
Our certificate of incorporation, as amended, and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our shareholders might consider favorable, including provisions authorizing the board of directors to issue preferred stock and requiring advance notice for nominations for election to our Board of Directors or for proposing matters to be acted upon by shareholders at meeting of our shareholders.
On March 15, 2006, our Board of Directors announced that it approved the adoption of a stockholder rights plan (the “Rights Plan”) under which all stockholders of record as of March 26, 2006 received rights to purchase shares of a new series of preferred stock. The Rights Plan will expire unless stockholders approve its continuation at our 2008 annual meeting.
The Rights Plan is designed to enable all of the Company’s stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company, and is intended as a means to guard against abusive takeover tactics. The Rights Plan requires the Board to call a special meeting of stockholders to consider the redemption of the Rights Plan if a third party commences an all-cash tender offer which meets certain criteria specified in the Rights Plan.
The rights were distributed as a non-taxable dividend. The rights will be exercisable only if a person or group acquires 10% or more of the Company’s Common Stock or announces a tender offer for 10% or more of the Common Stock. If a person or group acquires 10% or more of the Company’s Common Stock, all rights holders except the buyer will be entitled to acquire the Company’s Common Stock at a discount. The intended effect will be to prevent acquisitions of more than 10% of the Company’s Common Stock without first negotiating with the Board. Existing stockholders of the Company who currently own more than 10% of the Common Stock are exempted from the terms of the Rights Plan unless and until any of them acquires additional shares of the common stock after March 15, 2006.
The rights will trade with EMAK ‘s Common Stock, unless and until they are separated upon the occurrence of certain future events. The Board of Directors may terminate the Rights Plan or redeem the rights at any time prior to the time the rights are triggered.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters consists of approximately 42,000 square feet of space in Los Angeles, California under a lease which expires December 31, 2009. We also lease an approximately 36,000 square foot warehouse in Indianapolis, Indiana under a lease which expires July 31, 2010. In Hong Kong, we occupy approximately 10,000 square feet of space in Kowloon, under a lease which expires August 31, 2008. Logistix and Megaprint Group occupy approximately 7,400 square feet and 1,900 square feet of leased space in Gerrards Cross outside of London under leases that expire September 20, 2014 and September 19, 2011, respectively, approximately 2,200 square feet of leased space in Paris under a lease that expires January 31, 2013, and approximately 2,500 feet of space in Haarlem, the Netherlands under a lease which expires November 30, 2006. Upshot occupies approximately 30,000 square feet of leased space in Chicago, Illinois under a lease that expires March 31, 2009. SCI Promotion occupies approximately 41,000 square feet of office and warehouse space in Ontario, California under a lease which expires October 31, 2007. We are currently seeking a subtenant for the Ontario, California facility which we plan to exit in the second quarter of 2006.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Registrant’s Stock
Our Common Stock is traded on The Nasdaq National Stock Market under the symbol EMAK. On March 28, 2006 there were approximately 800 beneficial holders of our Common Stock.
We currently have no plans to pay dividends on our Common Stock. We intend to retain all earnings for use in our business. Under EMAK’s current credit facility, we cannot pay dividends on our Common Stock without the prior consent of the lender. (See Note 6 of the accompanying Notes to Consolidated Financial Statements.)
The high and low Common Stock prices per share were as follows:

	Price Range of Common Stock
	2004		2005
	High	Low	High	Low

First Quarter	16.05	13.81	10.44	8.76
Second Quarter	15.45	11.94	11.09	9.20
Third Quarter	13.25	9.60	10.90	7.50
Fourth Quarter	10.20	9.07	7.60	5.91
Issuer Purchases of Equity Securities
In July 2002, EMAK’s Board of Directors approved a share repurchase program of up to $10,000. Through December 31, 2004, EMAK repurchased 267,650 shares at a cost of $3,505 pursuant to this program. No shares were repurchased during the year ended December 31, 2005. On March 27, 2006, our Board of Directors adopted a resolution terminating the repurchase program, as we are not planning on making any further stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented below have been derived from EMAK’s audited consolidated financial statements and should be read in conjunction with the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Years Ended December 31,	2001	2002	2003	2004	2005
Consolidated Statements of Operations and Per Share Data: (in thousands, except share and per share data)
Revenues	$144,316	$206,832	$219,113	$236,661	$223,397
Cost of sales	104,129	151,307	158,117	180,487	164,926
Forgiveness of note receivable	—	1,685	—	—	—
Minimum royalty guarantee shortfalls (gain)	—	—	—	7,722	(2,837)

Gross profit	40,187	53,840	60,996	48,452	61,308

Operating expenses:
Salaries, wages and benefits	15,924	20,662	24,523	31,310	35,090
Selling, general and administrative	18,323	22,423	24,576	25,606	23,587
Impairment of assets	—	—	—	6,312	30,970
Integration costs	192	453	—	174	81
Restructuring loss	—	178	234	56	2,952
Loss on lease	—	—	—	311	237
Dispute resolution charge	—	—	—	237	—
ERP reimplementation costs	—	—	—	59	147

Total operating expenses	34,439	43,716	49,333	64,065	93,064

Income (loss) from operations	5,748	10,124	11,663	(15,613)	(31,756)

Other income (expense), net	1,370	383	389	(787)	37

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	7,118	10,507	12,052	(16,400)	(31,719)
Provision (benefit) for income taxes	2,517	3,786	4,103	(6,716)	8,153

Income (loss) before cumulative effect of change in accounting principles	4,601	6,721	7,949	(9,684)	(39,872)
Cumulative effect of change in accounting principles, net of tax	—	(2,496)	—	—	—

Net income (loss)	4,601	4,225	7,949	(9,684)	(39,872)

Preferred stock dividends	1,500	1,500	1,500	1,500	1,500
Undistributed earnings allocated to participating preferred stock	683	623	1,474	—	—

Net income (loss) available to common stockholders	$2,418	$2,102	$4,975	$(11,184)	$(41,372)

Basic income (loss) per share:
Income (loss) per share before cumulative effect of change in accounting principles	$0.40	$0.81	$0.87	$(1.94)	$(7.15)
Cumulative effect of change in accounting principles, net of tax	—	(0.44)	—	—	—

Income (loss) per share	$0.40	$0.37	$0.87	$(1.94)	$(7.15)

Basic weighted average shares outstanding	5,996,662	5,721,790	5,718,548	5,753,978	5,782,925

Diluted income (loss) per share:
Income (loss) per share before cumulative effect of change in accounting principles	$0.39	$0.78	$0.83	$(1.94)	$(7.15)
Cumulative effect of change in accounting principles, net of tax	—	(0.42)	—	—	—

Income (loss) per share	$0.39	$0.36	$0.83	$(1.94)	$(7.15)

Diluted weighted average shares outstanding	6,164,154	5,895,103	6,017,718	5,753,978	5,782,925

As of December 31,	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data: (in thousands)
Working capital	$36,620	$29,157	$29,447	$17,934	$12,520
Total assets	$99,487	$133,254	$128,330	$133,313	$67,744
Mandatorily redeemable preferred stock	$23,049	$23,049	$23,049	$22,518	$22,518
Stockholders’ equity	$42,473	$45,946	$53,666	$46,293	$3,810

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview
Revenues for the twelve months ended December 31, 2005 decreased $13,264 (5.6%) to $223,397 as compared to $236,661 recorded in the prior year as a result of a 6.8% decrease in revenues in our Marketing Services segment partially offset by a 4.3% increase in Consumer Products revenues. The decrease in Marketing Services revenues is primarily attributable to our Logistix (U.K.) agency, which experienced a considerable decline in revenues from 2004. The agency won an exceptionally high percentage of promotional programs from its largest client in 2004, and experienced a lower win rate this year compared to the prior year. In addition, the decline in revenues is attributable to reduced revenues from certain low-margin logistical services that we decided not to pursue this year. These low-margin services accounted for $12,334 of the decrease in revenues. Despite the decrease in revenues, a significantly improved gross margin percentage resulted in higher gross margin dollars than in 2004. Gross profit in the Marketing Services segment increased from the prior year due to an increase in higher-margin, fee-based service revenues in 2005 as compared to 2004. Gross profit in the Consumer Products improved as a result of a partial reversal of minimum royalty guarantee shortfall accruals that were recorded in 2004.
We recorded a net loss of $39,872 for twelve months ended December 31, 2005 compared to a net loss of $9,684 in the prior year. The higher net loss during the current period was attributable to the following factors:
•	Non-cash impairment charges totaling $30,970 for the write-off of goodwill and other intangibles attributable to the following agencies:

Johnson Grossfield We recorded an impairment charge of $3,431 in the third quarter of 2005 as a result of the loss of that agency’s primary client in August 2005. As a result of this loss, we decided to close the Johnson Grossfield office.

Logistix (U.K.) Throughout 2004, our U.K.-based Logistix agency won all of its largest client’s pan-European programs. The agency did not repeat this win rate in 2005. Additionally, this client has reduced the number and size of its promotional programs in Europe. Based on our most recent projections, which were formulated in the fourth quarter of 2005, we believe this pattern will continue, and as a result, we incurred a goodwill impairment charge of $16,701 in the fourth quarter of 2005 in connection with the annual impairment test required by Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangibles”(see “Acquisitions and Impairment of Assets” below and Note 3 in the Notes to the Consolidated Financial Statements). As a result of the decreased revenues, we have reduced staffing levels at our Logistix offices in the U.K. and Europe.

SCI Promotion SCI Promotion’s revenues grew in 2005 compared to 2004, but its margins were impacted by its changing client base. In the fourth quarter of 2005, we incurred a goodwill impairment charge of $10,838 in connection with the annual impairment test required by SFAS No. 142 (see “Acquisitions and Impairment of Assets” below and Note 3 in the Notes to the Consolidated Financial Statements). This charge is based on our most recent projections, which were formulated in the fourth quarter of 2005. Our projections were negatively impacted by the department store consolidation, and its industry-specific challenges which have resulted in smaller marketing budgets, fewer programs and smaller program sizes. Competitive pressures and materials cost increases in Asia have also compressed margins. As a result of the recent trends in this business we have decided to consolidate SCI Promotion’s offices with our Los Angeles office. These actions will result in the reduction of SCI Promotion’s future annual operating expenses by 40%.

•	Restructuring charges totaling $2,952 related to the wind down of our Consumer Products business, the reorganization of our SCI Promotion agency, staff reductions at Logistix (U.K.), the closure of the Johnson Grossfield office in Minneapolis and the elimination of several executive management positions. The costs related to the restructuring charges, however, were partially offset by a gain of $2,837 for the reversal of a portion of a charge taken in the fourth quarter of 2004 for minimum royalty guarantee shortfalls on several consumer products licenses. The reversal is due to a negotiated settlement with a licensor and due to better than anticipated performance of the Scooby-DooTM toy line.

•	We incurred costs totaling $1,350 in the second quarter of 2005 related to the severance of our former CEO.

•	As a result of recent tax losses, we established a valuation allowance of $8,658 against previously recorded deferred tax assets related to our U.S. operations. As a result, we had a net tax provision of $8,153 despite losses before taxes.
Despite these negative items in 2005, we continued to experience positive trends at Equity Marketing and Upshot in our Marketing Services segment:
•	Our Equity Marketing agency performed well during the year, despite a decrease in revenues as compared to the prior year resulting from certain low-margin logistical services that we decided not to pursue this year. During 2005, we executed eleven domestic premium programs and seven international premium programs including three large promotional programs tied to Lucasfilm’s Star Wars® movies. During 2005, we saw the continuation of a trend of higher unit volumes for domestic as well as international programs as continued recent improvements in our primary client’s business. We expect a decrease in sales to this client in 2006 due primarily to the client’s existing level of filler inventory (maintained to service non-core promotion windows), as well as the lack of currently anticipated “blockbuster” core promotions.

•	The performance of our Upshot agency continues to improve as a result of significant new business wins earlier in the year. In March 2005, Upshot was one of two agencies of record selected for the promotional business of Miller Brewing Company. In its new role, Upshot began providing promotional work for most of Miller’s beer brand portfolio, including trademark brands such as Miller Lite and Miller Genuine Draft in the U.S., beginning in April 2005.
As we look ahead, we would characterize 2006 as a rebuilding year as we implement new strategies:
•	To properly position our agencies for relevance with our clients;

•	To leverage the expertise of our employees;

•	To consistently drive sustainable growth; and

•	To effectively manage our operating expenses.
From a revenue standpoint, we enter 2006 without revenues from Johnson Grossfield. Additionally, the wind down of our Consumer Products business will also have an impact to our 2006 revenues. We have only two remaining toy lines for all of 2006, JoJo’s Circus™ and Crayola®. In 2005 these two toy lines represented approximately 40% of our Consumer Products revenues.
In 2006, we expect a slight decrease in gross profit margins for our Marketing Services segment relative to 2005 levels.
We’ve reduced annualized overhead costs by approximately $4,800. These expense cuts are not yet visible, but are expected to become more visible when we report our first quarter 2006 results. Additionally, with the transition of the SCI Promotion office from Ontario to Los Angeles in the second quarter, reductions are expected to be more visible in the third quarter of 2006 and beyond.

Results of Operation
The following table sets forth for the periods indicated the Company’s operating expenses as a percentage of its total revenues:

Years Ended December 31,	2003	2004	2005

Revenues	100.0%	100.0%	100.0%
Cost of sales	72.2%	76.3%	73.8%
Forgiveness of note receivable	—%	—%	—%
Minimum royalty guarantee shortfalls (gain)	—%	3.2%	(1.2)%

Gross profit	27.8%	20.5%	27.4%

Operating expenses:
Salaries, wages and benefits	11.2%	13.2%	15.7%
Selling, general and administrative	11.2%	10.8%	10.5%
Impairment of assets	—%	2.7%	13.9%
Integration costs	—%	0.1%	0.0%
Restructuring loss	0.1%	0.0%	1.3%
Loss on lease	—%	0.1%	0.1%
Dispute resolution charge	—%	0.1%	—%
ERP reimplementation costs	—%	0.1%	0.1%

Total operating expenses	22.5%	27.1%	41.6%

Income (loss) from operations	5.3%	(6.6)%	(14.2)%
Other income (expense), net	0.2%	(0.3)%	0.0%

Income (loss) before provision (benefit) for income taxes	5.5%	(6.9)%	(14.2)%
Provision (benefit) for income taxes	1.9%	(2.8)%	3.6%

Net income (loss)	3.6%	(4.1)%	(17.8)%

Year ended December 31, 2005 compared to year ended December 31, 2004
Revenues
Our consolidated revenues in 2005 decreased $13,264, or 5.6%, to $223,397 from $236,661 in 2004. Our Marketing Services revenues decreased $14,344, or 6.8%, to $197,182 from $211,526 primarily the result of a decline in international revenues at Logistix (U.K.) and a decline in revenues for Johnson Grossfield due to the loss of that agency’s primary client in August 2005. The decrease was partially offset by an increase in revenues from SCI Promotion attributable to new client wins. The results for 2005 include Johnson Grossfield (acquired February 2, 2004) and Megaprint Group (acquired November 10, 2004). Revenues for the Equity Marketing business decreased as a result of our decision not to pursue certain low margin logistical services. This was partially offset by an increase in sales attributable to increased unit volumes for programs relative to 2004. Our largest client’s revenues represented 52% of total revenues in 2005 as compared to 51% in 2004.
In 2005, revenues for our Logistix (U.K.) business decreased as a result of a reduction in the number and size of promotional programs for its largest client, despite the addition of revenues from the Megaprint Group acquisition. The agency experienced a lower win rate of promotional programs from its largest client as well as a scale back of previously awarded programs. In addition, net foreign currency translation impact contributed approximately $267 to the revenues for Logistix (U.K.) versus the prior year period average exchange rates.
Our Consumer Products revenues increased $1,080 or 4.3%, to $26,215 from $25,135 in 2004. The increase is primarily attributable to the introduction of Disney’s JoJo’s Circus™ in 2005 and continued revenue growth of Baby Einstein™ and Crayola® product lines, partially offset by a decline in sales of Scooby-Doo™ product. Revenues for 2005 were primarily comprised of Scooby-Doo™, Crayola®, Baby Einstein™ and JoJo’s Circus™ brands. In 2005, we began distributing the first toy products based on JoJo’s Circus™, the popular Disney series produced in stop-motion animation. The continued growth in our Crayola® line of bath toys was attributable to an expanded product line and expanded distribution channels.
Cost of sales and gross profit
Cost of sales decreased $15,561 to $164,926 (73.8% of revenues) from $180,487 (76.3% of revenues) in 2004 due to lower sales volume in 2005. The gross profit percentage increased to 27.4% from 20.5% in 2004. This increase is primarily the result of a gain of $2,837 on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge in the fourth quarter of 2004. The reversal is due to an agreement reached with one of our major licensors to exit certain licenses early in exchange for a reduction in overall royalty guarantee requirements. In 2004, we recorded a charge for minimum royalty guarantee shortfalls of $7,722 on several Consumer Products licenses resulting from the decision to wind down our consumer products business.

The gross profit in our Marketing Services business increased from 23.9% in 2004 to 26.7% in 2005. This increase is attributable to an improved sales mix, as we have been phasing out certain low-margin logistical services for our largest client and increasing higher-margin fee-based revenues from our Equity Marketing and Upshot agencies, partially offset by a decrease in gross margins from our SCI Promotion agency resulting from competitive pressures and materials cost increases in Asia.
The minimum royalty guarantee shortfalls (gain) contributed a positive impact of 1.2% to the gross profit percent in 2005 and 3.2% negative impact to the gross profit in 2004. The gross profit percentage in the Consumer Products segment increased from (8.2)% in 2004 to 33.1% in 2005 as a result of the impact of the minimum royalty guarantee shortfalls (gain).
Salaries, wages and benefits
Salaries, wages and benefits increased $3,780 in 2005, or 12.1%, to $35,090 (15.7% of revenues) from $31,310 (13.2% of revenues). This increase was primarily attributable to costs related to the departure of the Company’s former CEO ($1,350), accruals for contractual bonuses ($1,200), annual employee merit pay increases, additional compensation expense resulting from grants of restricted stock units, an increase in recruiting costs and the addition of approximately 25 employees from the Megaprint Group acquisition. Of the $1,200 in contractual bonuses, $900 (75%) was paid in cash and the remainder of $300 (25%) was paid in shares of our Common Stock. These increases were partially offset by staffing reductions at Logistix (U.K.), SCI Promotion and the elimination of several executive management positions.
Salaries, wages and benefits increased as a percentage of revenues from 13.2% to 15.7% as a result of decreasing revenues. The full impact of staffing reductions which began in 2005 will not be visible until the second half of 2006.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $2,019 in 2005, or 7.9%, to $23,587 (10.5% of revenues) from $25,606 (10.8% of revenues) in 2004. The decrease is attributable to a reduction in freight, creative development and marketing costs, partially offset by additional operating expenses resulting from the inclusion of the Megaprint Group business in the current year and by increased commissions resulting from higher Consumer Products revenues.
Selling, general and administrative expenses decreased as a percentage of revenues from 10.8% to 10.5% as a result of lower selling expenses which decreased at a faster rate than revenues.
Impairment of assets
We recorded a charge for impairment of assets of $30,970 (13.9% of revenues) in 2005 compared to $6,312 (2.7% of revenues) in 2004. The charge is the result of a reduction in the fair value of certain reporting units due to a significant downturn in the forecasted cashflows used in the annual impairment test required by SFAS No. 142. A charge of $16,701 relates to Logistix (U.K.) agency whose largest client reduced the number and size of its promotional programs. A charge of $10,838 relates to SCI Promotion, which includes the business of USI (acquired in 1998). SCI Promotions’s retail department store clients are coping with industry consolidation and poor performance, resulting in tighter marketing budgets and smaller, less frequent promotional programs. A charge of $3,431 relates to the impairment of goodwill and other intangible assets of Johnson Grossfield as a result of the loss of that agency’s primary client in August 2005. The 2004 charge relates to a write-down of goodwill resulting from the 2002 acquisition of Upshot as a result of the loss of a significant client in the fourth quarter of 2004. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.
Integration costs
We recorded integration costs of $81 (0.0% of revenues) in 2005 compared to $174 (0.1% of revenues) in 2004. These are primarily travel, training and consulting costs directly related to the integration of Megaprint Group. The costs in 2004 are primarily travel costs directly related to the integration of SCI Promotion and Johnson Grossfield.
Restructuring
We recorded a net restructuring charge of $2,952 (1.3% of revenues) compared to $56 (0.0% of revenues) in 2004. This charge consists primarily of severance expense and other termination costs resulting from our decision to wind down substantially all of our Consumer Products business, Pop Rocket, from staff reductions at Logistix (U.K.), the closure of the Johnson Grossfield office in Minneapolis, the reorganization of the SCI Promotion agency and the elimination of executive management positions. The costs in 2004 are associated with the realignment of centralized resources in our Marketing Services business, partially offset by a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.

Loss on lease
We recorded a charge of $237 (0.1% of revenues) on the Logistix (U.K.) office lease due to softness in the commercial real estate market for one of the Company’s currently sublet offices in the U.K. Our subtenant has an option to terminate the lease and current market conditions indicate that we may incur a loss on the new sublease. This space had been sublet by Logistix in the U.K. prior to our acquisition. As a result of the anticipated loss we are adjusting our liabilities and incurring this charge.
In 2004, we recorded a loss on our Chicago office lease of $311. This is due to lower than estimated sublease income for vacated office space in the Upshot business. The office space was sublet at rates modestly below our initial estimates, due to softness in the Chicago real estate market.
In 2005, we recorded a loss on our Los Angeles office lease of $184 for the estimated loss on the sublease of a portion of the premises over the term of the sublease ending December 31, 2009 (concurrent with the expiration of the master lease term).
ERP reimplementation costs
We recorded enterprise resource planning (“ERP”) reimplementation costs of $147 (0.1% of revenues) in 2005 compared to $59 (0.1% of revenues) in 2004. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.
Other income (expense)
Other income (expense) increased $824 in 2005, to $37 (0.0% of revenues) from $(787) ((0.3)% of revenues) in 2004. Other income is composed of a gain on foreign exchange of $342, a gain on asset disposal of $17, other income of $27 and net interest expense of $349. Net interest expense increased $198 to $349 in 2005 from $151 in 2004 due to reduced levels of cash and cash equivalents and increased short-term borrowings in 2004. The foreign currency transaction gains in 2005 were primarily a result of gains on forward contracts due to the strengthening of the U.S. dollar relative to the British pound. The Company’s Logistix (U.K.) subsidiary purchases the bulk of its inventories from the Far East in U.S. dollars.
Provision (benefit) for Income Taxes
The effective tax rate changed in 2005 to (25.7)% from 41.0% in 2004. We established a valuation allowance of $8,658 against previously recorded deferred tax assets related to our U.S. operations. As a result, we have a tax provision despite losses before taxes.
Net loss
Net loss increased $30,188, to $(39,872) in 2005 ((17.8)% of revenues) from $(9,684) in 2004 ((4.1)% of revenues) primarily due to the impairment of assets, the restructuring charge and increased salaries, wages and benefits. This was partially offset by an increase in gross margins in 2005 as compared to 2004 and the gain on the reversal of a portion of the minimum royalty guarantee shortfalls.
Year ended December 31, 2004 compared to year ended December 31, 2003
Revenues
Our consolidated revenues in 2004 increased $17,548, or 8.0%, to $236,661 from $219,113 in 2003. Our Marketing Services revenues increased $22,265, or 11.8%, to $211,526 from $189,261 primarily as a result of the inclusion of revenues generated by Johnson Grossfield, SCI Promotion and Megaprint Group as well as continued growth at Logistix (U.K.). The results for 2003 include SCI Promotion from September 3, 2003 (acquired September 3, 2003) and exclude Johnson Grossfield (acquired February 2, 2004) and Megaprint Group (acquired November 10, 2004). Growth resulting from acquisitions and Logistix (U.K.) was partially offset by a decrease in Burger King revenues. Revenues for the Burger King business decreased as the volume of units for domestic programs in the first half of 2004 were lower as compared to previous years. Burger King revenues represented 51% of total revenues in 2004 as compared to 58% in 2003.
In 2004, our Logistix (U.K.) business based in the United Kingdom executed several successful promotional programs for its largest client both domestically and internationally. In addition, net foreign currency translation impact contributed approximately $4,553 to revenues for Logistix (U.K.) versus the prior year period average exchange rates.

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
The minimum royalty guarantee shortfalls contributed a negative impact of 3.2% to the gross profit percent in 2004. The gross profit percentage in Consumer Products decreased to (8.2)% from 38.6% in 2003 primarily as a result of the impact of minimum royalty guarantee shortfalls. This decrease is also the result of a highly competitive retail pricing environment resulting in pricing and markdown concessions to retailers, increased costs for plastic resin resulting from higher oil prices and a higher mix of international sales which carry lower margins. International sales, which are sold through distributors who bear more of the risk and incur the bulk of the selling expenses, tend to carry lower gross margins than domestic sales. The decrease in Consumer Products margins is also partially attributable to a significant one-time stocking of high margin Kim Possible merchandise in the second quarter of 2003.
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
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1,030 in 2004, or 4.2%, to $25,606 (10.8% of revenues) from $24,576 (11.2% of revenues) in 2003. The increase is primarily the result of additional operating expenses resulting from the SCI Promotion, Johnson Grossfield and Megaprint Group acquisitions partially offset by lower selling expenses such as freight out resulting from a change in the terms of delivery for a significant Marketing Services client.
Selling, general and administrative expenses decreased as a percentage of revenues from 11.2% to 10.8% as a result of lower selling expenses.

Impairment of assets
We recorded a charge for impairment of assets of $6,312 (2.7% of revenues) in 2004. This charge is the result of the annual goodwill and other intangible assets impairment test required by SFAS No. 142 and is due primarily to Upshot’s loss of a significant client in the fourth quarter of 2004. The charge is for a write-down of the goodwill resulting from the 2002 acquisition of Upshot. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.
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
Loss on lease
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
Financial Condition and Liquidity
Overview
Despite significant losses in 2005, we believe that our balance sheet is relatively healthy. The impairment charges and tax provisions did not impact our 2005 cash flows. Despite the losses, we generated $12,093 in cash flows from operations as a result of a decreased investment in working capital as of the end of 2005. We ended 2005 with $6,315 of cash and cash equivalents and no debt.
We have largely completed the wind down of a majority of our Consumer Products business. Historically, this business required disproportionately large investments in working capital relative to the revenues it generated.
In 2006, we expect to use cash to fund operations to meet working capital needs in the Marketing Services segment. We believe that cash from operations, cash on hand at December 31, 2005 and our credit facility will be sufficient to fund working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially. See “Credit Facilities” below and Note 6 of the accompanying Notes to Consolidated Financial Statements.
2005 Compared to 2004
At December 31, 2005, cash and cash equivalents increased by $1,909 to $6,315 compared to $4,406 at December 31, 2004, primarily due to the cash generated from operations.
As of December 31, 2005, net accounts receivable decreased $17,805 to $29,375 from $47,180 in 2004. This decrease was primarily due to lower revenues at Logistix (U.K.) in the fourth quarter of 2005, the reduction of Johnson Grossfield receivables as a result of the loss of business from its primary client and is also attributable to reduced receivable levels in the Consumer Products segment as a result of the wind down of Pop Rocket.
At December 31, 2005, inventories decreased $7,517 to $11,246 from $18,763 in 2004. This was primarily due to a decrease in Marketing Services inventories for product scheduled for delivery in the first quarter of 2006. This decrease is also attributable to reduced inventory levels in the Consumer Products segment as a result of the wind down. Marketing Services inventories represent 65% and 76% of total inventories as of December 31, 2004 and 2005, respectively. Marketing Services inventories generally have lower risk than Consumer Products inventories, as they usually represent product made to order.
At December 31, 2005, short-term debt decreased $6,025 to $0 from $6,025 in 2004. This decrease is associated with the repayment of short-term borrowings used to finance the purchase of Megaprint Group and the reduction of bank advances at Logistix (U.K.).
At December 31, 2005, accounts payable decreased $10,878 to $20,118 from $30,996 in 2004. This decrease was attributable to the payment of liabilities related to large fourth quarter 2004 promotional programs.
At December 31, 2005, deferred revenue decreased $513 to $3,094 from $3,607 in 2004. This decrease is primarily attributable to the timing of the shipments on a Marketing Services promotional program.
Due to customer decreased $946 to $2,795 from $3,741 in 2004. This decrease in due to customer was primarily due to the timing of the payment of royalty and administrative fees collected from distribution companies on behalf of a significant Marketing Services client.
At December 31, 2005, accrued liabilities, including accrued payroll and payroll related costs, decreased $2,059 to $11,453 from $13,512 in 2004. This decrease in accrued liabilities is primarily attributable to the reversal of a 2004 accrual for minimum royalty guarantee shortfalls and accrued liabilities partially offset by an increase in accrued payroll and payroll related to severance and contractual bonus accruals.
At December 31, 2005, working capital was $12,520 compared to $17,934 at December 31, 2004. Cash flows provided by operations for 2005 were $12,093 compared to cash flows used in operations of $9,228 in the prior year. This change is primarily the result of the collections of accounts receivable from large fourth quarter 2004 promotional programs. Cash flows used in investing activities for 2005 decreased $6,043 to $2,700 from $8,743 in the prior year. This decrease is primarily the result of the acquisition of Johnson Grossfield in 2004 and the sale in 2005 of a building in the Netherlands that was acquired in connection with the acquisition of Megaprint Group, partially offset by the payment of additional consideration in 2005 in connection with the 2004 acquisition of the Megaprint Group. Cash flows used in financing activities for 2005 were $7,410 compared to cash flows provided by financing activities of $2,983 in the prior year. This is primarily the result of the repayment of short-term borrowings used to finance the purchase of the Megaprint Group and the repayment of bank advances at Logistix (U.K.).
Commitments
Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of December 31, 2005 are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

Operating Leases	$4,449	$4,169	$3,931	$3,791	$787	$1,912	$19,039
Guaranteed Royalties	1,007	600	300	—	—	—	1,907
Employment Agreements	2,422	1,755	—	—	—	—	4,177

Total	$7,878	$6,524	$4,231	$3,791	$787	$1,912	$25,123

In 2005, the level of future guaranteed royalty commitments decreased significantly from 2004 levels as a result of negotiated settlements with certain licensors (see “Restructuring”).
We had no material commitments for capital expenditures at December 31, 2005. Letters of credit outstanding as of December 31, 2004 and 2005 totaled $2,694 and $2,763, respectively.
Credit Facilities
On April 24, 2001, we signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. Effective March 30, 2005 the maturity date of the Facility was further extended through March 31, 2006. The credit facility was collateralized by substantially all of our assets and provided for a line of credit of up to $20,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings was based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. We were also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread is based on the achievement of certain financial ratios. As of December 31, 2005, $0 was outstanding under the Facility. Effective March 29, 2006, we entered into a new facility with Bank of America (see “Subsequent Events” below).
In addition to the Facility, in October, 2003 the Company’s Logistix (U.K.) agency in the United Kingdom established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2004 and December 31, 2005, $1,797 and $0, respectively, were outstanding under the HSBC facility.
In connection with the acquisition of Megaprint Group, we assumed a mortgage loan secured by a building in the Netherlands. The mortgage loan had a 24-year term and carried an interest rate fixed at 5 percent per annum for three years from December 2002. As of December 31, 2004, the balance on the mortgage loan was 919 Euros (approximately U.S. $1,253). During the quarter ended June 30, 2005, we repaid the balance on the mortgage loan and subsequently sold the building. We applied the balance of the mortgage loan against monies owed to the sellers of the Megaprint Group (see “Acquisitions and Impairment of Assets” below). The proceeds from the sale of the building were paid to the sellers of the Megaprint Group in the third quarter of 2005.
Megaprint Group had an overdraft facility of 750 Euros from ING Bank, Nederland. This facility was canceled in the quarter ending September 30, 2005. As of December 31, 2004 and 2005, there were no amounts outstanding under this facility.
Acquisitions and Impairment of Assets
On July 17, 2002, we consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event marketing, collaborative marketing and environmental branding. We financed the acquisition through our existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among EMAK, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Upshot Purchase Agreement”). Under the terms of the Upshot Purchase Agreement, we acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. This purchase price is net of $106 received in the fourth quarter of 2002 for a closing balance sheet working capital adjustment. We assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. HA-LO, which is the parent company of Promotional Marketing, was in Chapter 11 bankruptcy proceedings as of the acquisition date, and our acquisition of the UPSHOT business was approved by the United States bankruptcy court. In 2004, we recorded a charge for impairment of assets of $6,312 as a result of the annual impairment test required by SFAS No. 142. The charge was due primarily to Upshot’s loss of a significant client in the fourth quarter of 2004. The carrying value of the Upshot goodwill was $8,245 as of December 31, 2005. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.
On September 3, 2003, we acquired substantially all of the assets of SCI Promotion, a privately held promotional marketing services company based in Ontario, California. We financed the acquisition through our existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among EMAK, SCI Promotion and Joseph J. Schmidt, III (the “SCI Promotion Purchase Agreement”). Under the terms of the SCI Promotion Purchase Agreement, we acquired substantially all of the assets of SCI Promotion for a cash purchase price of approximately $5,900 (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, we paid $5,683 in cash plus related transaction costs of $538. We also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. An earnout of $800 was paid for 2003 performance. No earnouts were payable based upon 2004 or 2005 performance.
In the fourth quarter of 2005, we incurred a goodwill impairment charge of $10,838 in connection with the annual impairment test required by SFAS No. 142 for SCI Promotion. This charge is based on our most recent projections, which were formulated in the fourth quarter of 2005. Our projections were negatively impacted by the continuing trend of department store consolidation, and its industry-specific challenges which have resulted in smaller marketing budgets, fewer programs and smaller program sizes. Competitive pressures and materials cost increases in Asia have also compressed margins. See “Critical Accounting Policies — Goodwill and Other Intangibles” below. Included in the impairment analysis for SCI Promotion is $8,318 of goodwill related to the business of U.S. Import & Promotion, Co. (“USI”), which is our seasonal toy and promotions business catering to the oil and gas retailers. USI was acquired in 1998 and later consolidated with SCI because its client base and offerings were complementary. SCI Promotion goodwill and other intangibles was $2,651 as of December 31, 2005.
On February 2, 2004, we acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”) a privately held promotional marketing services company based in Minneapolis, Minnesota (the “Johnson Grossfield Acquisition”). We financed the Johnson Grossfield Acquisition through our existing cash reserves. The Johnson Grossfield Acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004, by and among the Company, Johnson Grossfield, Inc., a Delaware corporation wholly owned by us (“Johnson Grossfield”), JGI-MN, Marc Grossfield and Thom Johnson (the “Johnson Grossfield Purchase Agreement”). Under the terms of the Johnson Grossfield Purchase Agreement, we purchased the assets of JGI-MN’s promotional agency business for approximately $4,600 in cash and 35,785 shares of our common stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus additional earnout consideration of up to $4,500 based upon future performance of the acquired business. We also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration is based upon the acquired business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2004 through 2008. The earnout payments, if required, are payable 50% in cash and 50% in shares of our Common Stock (based upon a contractually agreed value of $13.97 per share). On April 19, 2005, we reached agreement with the sellers of Johnson Grossfield on the amount of earnout attributable to 2004 performance. Such earnout consideration totaled $257, of which $148 was payable in cash and the remainder payable in shares of our Common Stock (10,616 shares with a market value of $109 as of April 19, 2005). This earnout consideration was recorded as goodwill in the second quarter of 2005. No earnout was payable based upon 2005 performance.
On August 9, 2005, we were notified by the Subway Franchisee Advertising Fund Trust (“SFAFT”) that following completion of fulfillment on Subway Restaurant’s kids meal programs by Johnson Grossfield in November 2005, the relationship between Johnson Grossfield and Subway Restaurants would be terminated. As a result, in 2005 we recorded a charge of $3,431 for the impairment of goodwill and other intangible assets of Johnson Grossfield. Johnson Grossfield goodwill and other intangibles was $0 as of December 31, 2005. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.
On November 10, 2004, we acquired all of the outstanding capital stock of Megaprint Group Limited (“Megaprint Group”), a privately held creative promotions agency headquartered in the United Kingdom. We financed the Megaprint Group acquisition through short-term debt. We paid 1,824 GBP (approximately US $3,388) in cash (net of a hold back for working capital adjustments of 180 GBP), plus related transaction costs of 305 GBP (approximately US $566). Under the terms of the Share Purchase Agreement, we were committed to pay, subject to offset for any shortfall in the target level of net working capital at December 31, 2004, a minimum of 850 GBP and up to a maximum of 1,300 GBP in 2005 based on the performance of Megaprint Group for the year ended December 31, 2004. The Company accrued a liability for the minimum payment of 850 GBP as purchase price as of the acquisition date. We also committed to pay additional consideration up to a maximum of 2,450 GBP based on future performance through 2009. The additional consideration is based upon the business achieving targeted levels of margin after direct overhead (“MADO”) over the period from 2005 through 2009. The additional consideration, if any, will be recorded as goodwill. No earnout was payable based upon the 2005 performance.
During the second quarter of 2005, an additional 256 GBP (approximately $461) was paid to the sellers of Megaprint Group for a working capital adjustment. The additional consideration was recorded as goodwill in the accompanying consolidated balance sheet.

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
Effective January 1, 2005, the Megaprint Group was consolidated with the Logistix (U.K.) reporting unit, because its client base and service offerings were complementary to Logistix. As a result, the balance of Megaprint Group goodwill and other intangibles is analyzed in connection with the annual impairment test for the Logistix (U.K.) reporting unit. Throughout 2004, Logistix (U.K.) won all of its largest client’s pan-European programs. The agency had a long string of consecutive wins, and it did not repeat this win rate in 2005. Additionally, this client has reduced the number and size of its promotional programs. We currently believe this pattern will continue, and as a result, we incurred a goodwill impairment charge of $16,701 in the fourth quarter of 2005 in connection with the annual impairment test required by SFAS No. 142. Logistix (U.K.) goodwill and other intangibles was $2,659 as of December 31, 2005. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.
Restructuring
In 2003, we recorded a restructuring charge of $424 which represents severance for workforce reductions at our Upshot division. Our Upshot business did not achieve the level of contribution we were expecting that year which was primarily attributable to reduced marketing expenditures by a couple of its larger clients. In order to bring our cost structure in line with the then current business volume, we eliminated eight positions at Upshot in December 2003. This charge was partially offset by a $190 reversal of a restructuring reserve that we established in 1998 relating to former consumer products licenses. This reversal was attributable to the expiration of certain contractual rights.
In 2004, we implemented a restructuring plan in connection with the realignment of centralized resources in our Marketing Services business in order to combine and streamline the operations. In connection with this plan we recorded a restructuring charge of $81. This charge represents severance for one employee in our Los Angeles office, who was terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. This charge was partially offset by a restructuring gain of $25 that represents a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.
In 2004, we finalized a decision to pursue the wind down of a substantial majority of our Consumer Products business. Our determination was to significantly scale back this business during 2005 while exiting a substantial majority of the business permanently as soon as is feasible. As a result of the wind down, in the fourth quarter of 2004, we recorded a pre-tax charge of $7,722 relating to minimum royalty guarantee shortfalls on several Consumer Products licenses. This charge was determined based on contractual commitments as of December 31, 2004 and reflected our decision not to fully exploit these licenses. Approximately $3,000 of this pre-tax charge was non-cash for write-offs of long-term royalty advances. The charge was recorded as minimum royalty guarantee shortfalls in the accompanying consolidated statement of operations for the year ended December 31, 2004.
On May 18, 2005, we reached a settlement with one of our licensors affecting several licenses. Under the terms of the settlement, we agreed to forgo our rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retained product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees was reduced by approximately $4,000. We were required to pay the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded our initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. The reversal was recorded as a minimum royalty guarantee shortfall gain in the accompanying consolidated statements of operations for the year ended December 31, 2005. We continue to monitor royalty accruals in light of the wind down and continue our negotiations with licensors for the termination of other license agreements.
In 2005, in connection with the Consumer Products wind down, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $746. Such costs are recorded as a restructuring charge in the accompanying consolidated statement of operations for the year ended December 31, 2005. The entire amount is attributable to the Consumer Products segment. Of the $746 of costs incurred to date, $513 has been paid as of December 31, 2005.
In 2005, we eliminated several centralized corporate positions as a result of a realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $622 in 2005. Such costs are recorded as a restructuring charge in the accompanying consolidated statement of operations for the year ended December 31, 2005. The entire amount is attributable to the corporate segment. Of the $622 of costs incurred to date, $261 has been paid as of December 31, 2005. We expect to incur additional costs in 2006 of approximately $165 related to additional restructuring in the first quarter. All remaining costs are expected to be paid by August 31, 2006.

In 2005, we eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs totaling $568 in 2005. Such costs are recorded as a restructuring charge in the consolidated statements of operations. The entire amount is attributable to the Marketing Services segment. Of the $568 of costs incurred to date, $137 has been paid as of December 31, 2005.
In 2005, we made the determination to close Johnson Grossfield’s Minneapolis office effective October 31, 2005. We recorded a charge of approximately $192 for one-time employee termination benefits related to the closure of the Minneapolis office. Such costs are recorded as a restructuring charge in the accompanying consolidated statement of operations for 2005. The entire amount is attributable to the Marketing Services segment. Of the $192 of costs incurred to date, $96 has been paid as of December 31, 2005. These costs are expected to be paid by June 30, 2006.
In 2005, we made a decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with our Los Angeles office. We recorded a charge for one-time employee termination benefits and other costs totaling $640 in 2005. Such costs are recorded as a restructuring charge in the consolidated statements of operations. The entire amount is attributable to the Marketing Services segment. Of the $640 of costs incurred to date, $110 has been paid as of December 31, 2005.
In 2005, we made the determination to sublease approximately 15,000 square feet of our Los Angeles office space. The space was sublet effective December 15, 2005 for a term ending December 31, 2009 (the expiration of the master lease term). We recorded a charge of $184 for the estimated loss on the sublease over the term. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the corporate segment. Of the $184 of costs incurred to date, the amount of loss will be amortized againist this amount beginning in 2006.
Income Taxes
We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available. Because of the operating losses we have incurred over the past couple of years and based on current projections of 2006 taxable income, we established a non-cash valuation allowance against our deferred tax assets. We do not expect to record tax expense or benefits on U.S.-based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. The valuation allowance provided against deferred tax assets is $14,613 at December 31, 2005; $8,658 of this amount represents deferred tax assets established in prior years with the balance reflecting deferred tax assets generated as the result of 2005 taxable losses. We recorded a tax provision of $8,153 in 2005 as the result of establishing a valuation allowance against deferred tax assets during the fourth quarter of 2005 (see disclosure in Note 9 to the Consolidated Financial Statements in this Form 10-K).
Stock Repurchase
On July 24, 2001, our Board of Directors authorized up to $10,000 for the repurchase of our Common Stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, we spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, our Board of Directors authorized up to $10,000 for the repurchase of our Common Stock. We spent $3,505 to repurchase 267,650 shares at an average price of $13.10 per share including commissions under this authorization through December 31, 2004. The Company made no additional purchases during the year ended December 31, 2005. On March 27, 2006, the Company’s Board of Directors adopted a resolution terminating the repurchase program, as the Company is not planning on making any further stock repurchases.
Inflation
The effect of inflation on our operations during 2005 was insignificant. We will continue our policy of controlling costs and adjusting prices to the extent permitted by competitive factors.
Related Party Transactions
On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI served as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003 (the “2003 Agreement”). On August 23, 2004, the Company entered into another advisory agreement with USCI for services during calendar 2004 (the “2004 Agreement”). Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series AA Stock. The Company’s agreements with USCI provided for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board. The 2003 Agreement set forth guidelines for fees payable upon successful completion of an acquisition transaction of $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement had an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee had absolute discretion in determining the amount, if any, of the success fee for any transaction. The 2004 Agreement did not include success fee guidelines. The USCI agreements provided for the payment of a refundable advance against success fees in the aggregate amount of $275 under the 2003 Agreement and $322 under the 2004 Agreement. The Company believes that these agreements enhanced its ability to analyze and close merger and acquisition transactions in a more cost effective manner than with traditional outside advisory firms. In connection with the acquisition of SCI Promotion, USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI Promotion acquisition. In connection with the February 2004 acquisition of Johnson Grossfield, USCI earned a success fee of $125. This success fee is recorded as a transaction cost of the Johnson Grossfield acquisition. In connection with the acquisition of Megaprint Group in November 2004, USCI earned a success fee of $322. This success fee is recorded as a transaction cost of the Megaprint Group acquisition. The Company did not extend the arrangement with USCI after 2004.
Subsequent Events
On March 15, 2006, our Board of Directors announced that it approved the adoption of a stockholder rights plan under which all stockholders of record as of March 26, 2006 would will receive rights to purchase shares of a new series of preferred stock. The Rights Plan will expire unless stockholders approve its continuation at our 2008 annual meeting.
The Rights Plan is designed to enable all of the Company’s stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company, and is intended as a means to guard against abusive takeover tactics. The Rights Plan requires the Board to call a special meeting of stockholders to consider the redemption of the Rights Plan if a third party commences an all-cash tender offer which meets certain criteria specified in the Rights Plan.
The rights will be distributed as a non-taxable dividend. The rights will be exercisable only if a person or group acquires 10% or more of the Company’s Common Stock or announces a tender offer for 10% or more of the Common Stock. If a person or group acquires 10% or more of the Company’s Common Stock, all rights holders except the buyer will be entitled to acquire the Company’s Common Stock at a discount. The intended effect will be to prevent acquisitions of more than 10% of the Company’s Common Stock without first negotiating with the Board. Existing stockholders of EMAK who currently own more than 10% of the Common Stock are exempted from the terms of the Rights Plan unless and until any of them acquires additional shares of the Common Stock after March 15, 2006.
The rights will trade with the Company’s Common Stock, unless and until they are separated upon the occurrence of certain future events. The Board of Directors may terminate the Rights Plan or redeem the rights at any time prior to the time the rights are triggered.
On March 27, 2006, our Board of Directors adopted a resolution terminating our stock repurchase program, as we are not planning on making any further stock repurchases.
On March 29, 2006, we signed a new credit facility (the “New Facility”) with Bank of America. The maturity date of the New Facility is March 29, 2009. The New Facility is secured by substantially all of our Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The New Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The New Facility does not permit the payment of dividends on Series AA Preferred Stock in 2006. The restriction on dividends may be removed in 2007 subject to 2006 audited results and compliance with covenants.
Recent Accounting Pronouncements
In September 2004, the consensus of EITF Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. Adoption of this issue did not have a significant effect on our consolidated financial condition or results of operations.

In June 2005, the FASB issued EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, (“EITF 05-06”) to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not have a material impact on our financial position or results of operations.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), we must determine the appropriate fair value method to be used for valuing share-based payments, the expense attribution method for compensation cost and the transition method to be used at the time of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation cost be recorded for all unvested stock options, restricted stock and restricted stock units beginning in the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options, restricted stock and restricted stock units beginning with the first period restated.
In April 2005, the Securities Exchange Commission amended Rule S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, we are required to adopt SFAS No. 123(R) on January 1, 2006. In 2006, we plan to use the prospective method of adoption under SFAS No. 123(R), and for new grants, to attribute expense to the service periods through the straight-line method. In December 2005, the Board of Directors approved the acceleration of vesting of all outstanding unvested stock options primarily to avoid future compensation expense for those stock options, all of which were out-of-the money. Our directors and CEO entered into restriction agreements with respect to their accelerated options prohibiting the resale of shares acquired upon exercise until the original vesting dates of the options. See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements, Stock-Based Compensation.” The future compensation expense to be recorded upon adoption of SFAS 123R that is eliminated as a result of the acceleration of the vesting of these options is approximately $1,100. We are evaluating the requirements of SFAS No. 123(R) and expect the adoption of SFAS No. 123(R) may negatively impact our results of operations; however, the amount and materiality of the impact will depend on the amount and type of share-based payments granted in future periods.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. FIN 47 did not have a material impact on our consolidated statements of operations and financial condition.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement was effective December 15, 2005. Currently, we do not have changes in accounting principle; therefore, the adoption of SFAS 154 does not have any impact on our financial position or results of operations.
In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application in accordance with FASB SFAS No. 154 “Accounting Changes and Error Corrections,” is permitted but not required. We do not believe that the adoption of FSP 13-1 will have a significant impact on our operations or financial position.

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
Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the years ended December 31, 2003, 2004 and 2005 totaled $22,129, $24,692 and $31,526, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2004 and 2005 totaled $2,100 and $1,322, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheet. Unbilled revenues are expected to be billed and collected within the next six months.
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
We regularly extend credit to distribution companies in connection with our business with the Burger King system, which includes Supply Chain Services, LLC (“SCS”), a subsidiary of Burger King’s franchisee purchasing cooperative, Restaurant Services, Inc. (“RSI”). We began selling product to SCS in October 2003. Because of SCS’s established credit history with us, we do not believe that the concentration of receivables has a negative impact to our overall credit risk. Failure by SCS or one or more distribution companies to honor their payment obligations to us could have a material adverse effect on our operations. RSI and, beginning in October 2003, SCS, accounted for 17.9%, 80.2% and 84.8% of the products purchased from us by the Burger King system for the years ended December 31, 2003, 2004 and 2005, respectively. SCS accounted for 19.2% and 30.3% of accounts receivable as of December 31, 2004 and 2005, respectively.
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
We record allowances for doubtful accounts receivable and sales returns at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, retail sell through and customer disputes. When a significant event occurs, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in estimated receivable impairment. We believe that our allowances for doubtful accounts receivable and sales returns at December 31, 2005 are adequate.
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
Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review we estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. We compare the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2005, we performed the annual impairment test required by SFAS No. 142 and determined that the goodwill resulting from the acquisitions of Logistix (U.K.) and SCI Promotion was impaired as of December 31, 2005. As a result, we recorded a non-cash charge in the amount of $16,701 and $10,838 to write-down the carrying value of the Logistix (U.K.) and SCI Promotion goodwill, respectively. In addition, we recorded a non-cash charge of $3,431 relating to the impairment of goodwill and other intangible assets of Johnson Grossfield as a result of the loss of its most significant client. In 2004, we recorded a non-cash charge in the amount of $6,312 to write-down the carrying value of the Upshot goodwill.
Management believes the accounting estimate related to the valuation of its goodwill and other intangibles is a “critical accounting estimate” because significant changes in assumptions could materially affect key financial measures, including net income and goodwill.
Our valuation method requires us to make projections of revenue, operating expenses and working capital investment for each reporting unit over a multi-year period. Additionally, management must make an estimate of its weighted average cost of capital to be used as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the SFAS No. 142 impairment model, which could significantly change the amount of impairment recorded.
Royalties
We enter into agreements to license intellectual properties such as trademarks, copyrights and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement, which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products. Furthermore, minimum guaranteed royalty commitments are reviewed on a periodic basis to ensure that amounts are recoverable based on estimates of future sales of the products under license. A loss provision will be recorded in the consolidated statements of operations to the extent that future minimum royalty guarantee commitments are not recoverable. Estimated future sales are projected based on historical experience, including that of similar products, and anticipated advertising and marketing support by the licensor. In the fourth quarter of 2004, we recorded a pre-tax charge of $7,722 relating to minimum royalty guarantee shortfalls on several consumer products licenses. These shortfalls are the result of our decision to wind down its consumer products business, Pop Rocket which resulted in a decrease in expectations of future sales under several licenses.
On May 18, 2005, we reached a settlement with one of our licensors affecting several licenses. Under the terms of the settlement, we agreed to forgo its rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retained product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees was reduced by approximately $4,000. We were required to pay the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded our initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. The reversal was recorded as a minimum royalty guarantee shortfall gain in the accompanying consolidated statements of operations for the year ended December 31, 2005. We continue to monitor royalty accruals and continue our negotiations with the licensors for the termination of several of its license agreements.
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
Management believes that the allowance for inventory obsolescence at December 31, 2005 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of the Consumer Products business segment.

The following table summarizes our obsolescence reserve at December 31:

	2003	2004	2005
Allowance for obsolescence	$665	$740	$891
As a percentage of total inventories	4.2%	3.8%	7.3%
The increase from 2004 to 2005 in the allowance for obsolescence was mainly due to the specific identification of excess inventory that was impaired as of year end 2005. Management believes that its allowance for obsolescence at year end 2005 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect our results of operations.
Income Taxes
Our income tax provision and related income tax assets and liabilities are based on actual and expected future income, U.S. and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which we operate. We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because significant judgment is required in interpreting tax regulations in the U.S. and in foreign jurisdictions, determining our worldwide tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements.
Certain income and expense items are accounted for differently for financial reporting and income tax purposes. As a result, the effective tax rate reflected in our consolidated statements of operations is different than that reported in our tax returns filed with the taxing authorities. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation and amortization expense. These timing differences create deferred income tax assets and liabilities. Deferred income tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded a tax benefit in its consolidated statement of operations. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, management believes expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances at least annually, and more frequently if actual operating results differ significantly from forecasted results.
We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available. Because of the operating losses we incurred in 2004 and 2005, and based on current projections of 2006 taxable income, we established a non-cash valuation allowance against our deferred tax assets. We do not expect to record tax expense or benefits on U.S.-based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. The valuation allowance provided against deferred tax assets is $14,613 at December 31, 2005, $8,658 of this amount represents deferred tax assets established in prior years with the balance reflecting deferred tax assets generated as the result of 2005 taxable losses. We recorded a tax provision of $8,153 in 2005 as the result of establishing a valuation allowance against deferred tax assets during the fourth quarter of 2005 (see disclosure in Note 9 to the Consolidated Financial Statements in this Form 10-K).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Impact of Interest Rate Changes
The amounts borrowed under our Bank of America credit facility are at variable interest rates, and we are subject to market risk resulting from interest rate fluctuations. As of December 31, 2005, we had no amount outstanding under our facility. As of December 31, 2005, the marginal interest rate on available borrowings under our credit facility was 7.5%.
Impact of Foreign Currency Fluctuation
Approximately 11% of our revenues are denominated in foreign currencies, and we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

As of December 31, 2005, our Logistix (U.K.) subsidiary entered into foreign currency forward contracts aggregating 2,203 GBP to sell Euros in exchange for GBP and to sell GBP in exchange for U.S. dollars. The contracts will expire by September 2006. At December 31, 2005, these foreign currency forward contracts had an estimated fair value of 45 GBP ($77 U.S. dollars). These foreign currency forward contracts are designated as a cash flow hedge of inventory purchases from vendors and cash receipts from customers related to Marketing Services programs. The fair value of the foreign currency forward contracts is recorded in prepaid expenses in the consolidated balance sheet as of December 31, 2005. The unrealized gain on the contracts is reflected in accumulated other comprehensive income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
EMAK Worldwide, Inc. and Subsidiaries
In our opinion, the accompanying consolidated balance sheets as of December 31, 2004 and 2005 and the related consolidated statements of operations, of stockholders’ equity and mandatorily redeemable preferred stock, of comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of EMAK Worldwide, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
March 30, 2006

EMAK WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2004	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,406	$6,315
Accounts receivable (net of allowances of $1,733 and $1,738 as of December 31, 2004 and 2005, respectively)	47,180	29,375
Inventories	18,763	11,246
Deferred income taxes	2,557	—
Prepaid expenses and other current assets	2,909	3,044

Total current assets	75,815	49,980

Fixed assets, net	5,029	3,571
Goodwill	41,723	12,855
Other intangibles, net	3,686	712
Deferred income taxes	6,101	—
Other assets	959	626

Total assets	$133,313	$67,744

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$6,025	$—
Accounts payable	30,996	20,118
Deferred revenue	3,607	3,094
Due to customer	3,741	2,795
Accrued payroll and payroll related costs	1,074	2,122
Accrued liabilities	12,438	9,331

Total current liabilities	57,881	37,460

Long-term liabilities	6,621	3,956

Total liabilities	64,502	41,416

COMMITMENTS AND CONTINGENCIES (Note 10)

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible, $.001 par value, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	22,518	22,518

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series AA issued and outstanding	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized 5,759,263 and 5,799,442 shares outstanding as of December 31, 2004 and 2005, respectively	—	—
Additional paid-in capital	27,516	26,422
Retained earnings (accumulated deficit)	33,954	(5,918)
Accumulated other comprehensive income	4,972	2,699

	66,442	23,203
Less—
Treasury stock, 3,167,258 shares at cost as of December 31, 2004 and 2005	(17,669)	(17,669)
Unearned compensation	(2,480)	(1,724)

Total stockholders’ equity	46,293	3,810

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$133,313	$67,744

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2003	2004	2005

REVENUES	$219,113	$236,661	$223,397
Cost of sales	158,117	180,487	164,926
Minimum royalty guarantee shortfalls (gain)	—	7,722	(2,837)

Gross profit	60,996	48,452	61,308

OPERATING EXPENSES:
Salaries, wages and benefits	24,523	31,310	35,090
Selling, general and administrative	24,576	25,606	23,587
Integration costs	—	174	81
Loss on lease	—	311	237
Restructuring charge	234	56	2,952
Impairment of assets	—	6,312	30,970
Dispute resolution charge	—	237	—
ERP reimplementation costs	—	59	147

Total operating expenses	49,333	64,065	93,064

Income (loss) from operations	11,663	(15,613)	(31,756)
OTHER (EXPENSE) INCOME:
Interest expense	(221)	(253)	(443)
Interest income	152	102	94
Other income (expense)	458	(636)	386

Income (loss) before provision (benefit) for income taxes	12,052	(16,400)	(31,719)

PROVISION (BENEFIT) FOR INCOME TAXES	4,103	(6,716)	8,153

Net income (loss)	7,949	(9,684)	(39,872)

PREFERRED STOCK DIVIDENDS	1,500	1,500	1,500
UNDISTRIBUTED EARNINGS ALLOCATED TO PARTICIPATING PREFERRED STOCK	1,474	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$4,975	$(11,184)	$(41,372)

BASIC INCOME (LOSS) PER SHARE:
BASIC INCOME (LOSS) PER SHARE	$0.87	$(1.94)	$(7.15)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,718,548	5,753,978	5,782,925

DILUTED INCOME (LOSS) PER SHARE:

DILUTED INCOME (LOSS) PER SHARE	$0.83	$(1.94)	$(7.15)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,017,718	5,753,978	5,782,925

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK
(in thousands, except share data)

					Additional	Retained Earnings	Accumulated Other
	Common Stock		Preferred Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Unearned
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Stock	Compensation	Total

Balance, December 31, 2002	5,716,503	$—	25,000	$23,049	$21,641	$38,689	$1,710	$(15,506)	$(588)	$68,995
Net income	—	—	—	—	—	7,949	—	—	—	7,949
Issuance of shares pursuant to restricted stock plan	1,000	—	—	—	13	—	—	—	(13)	—
Issuance of restricted stock units	—	—	—	—	1,022	—	—	—	(1,022)	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	186	186
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	177	177
Cancellation of restricted stock grants	—	—	—	—	(26)	—	—	—	26	—
Exercise of stock options	111,050	—	—	—	935	—	—	—	—	935
Tax benefit from exercise of stock options	—	—	—	—	301	—	—	—	—	301
Preferred stock dividends	—	—	—	—	—	(1,500)	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—	1,784	—	—	1,784
Unrealized loss on foreign currency forward contracts	—	—	—	—	—	—	(160)	—	—	(160)
Purchase of treasury stock	(143,600)	—	—	—	—	—	—	(1,952)	—	(1,952)

Balance, December 31, 2003	5,684,953	—	25,000	23,049	23,886	45,138	3,334	(17,458)	(1,234)	76,715
Net loss	—	—	—	—	—	(9,684)	—	—	—	(9,684)
Warrant exchange	—	—	—	(531)	487	—	—	—	—	(44)
Issuance of common stock	35,785	—	—	—	530	—	—	—	—	530
Issuance of restricted stock units	—	—	—	—	2,399	—	—	—	(2,399)	—
Issuance of shares pursuant to vesting of restricted stock units	375	—	—	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	548	548
Cancellation of restricted stock units	—	—	—	—	(440)	—	—	—	440	—
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	165	165
Exercise of stock options	54,700	—	—	—	640	—	—	—	—	640
Tax benefit from exercise of stock options	—	—	—	—	14	—	—	—	—	14
Preferred stock dividends	—	—	—	—	—	(1,500)	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—	1,805	—	—	1,805
Unrealized loss on foreign currency forward contracts	—	—	—	—	—	—	(167)	—	—	(167)
Purchase of treasury stock	(16,550)	—	—	—	—	—	—	(211)	—	(211)

Balance, December 31, 2004	5,759,263	—	25,000	22,518	27,516	33,954	4,972	(17,669)	(2,480)	68,811
Net loss	—	—	—	—	—	(39,872)	—	—	—	(39,872)
Issuance of common stock	10,616	—	—	—	109	—	—	—	—	109
Issuance of restricted stock units	—	—	—	—	1,134	—	—	—	(1,134)	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	804	804
Cancellation of restricted stock units	(3,000)	—	—	—	(952)	—	—	—	952	—
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	134	134
Exercise of stock options	32,563	—	—	—	115	—	—	—	—	115
Preferred stock dividends	—	—	—	—	(1,500)	—	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,679)	—	—	(2,679)
Unrealized gain on foreign currency forward contracts	—	—	—	—	—	—	406	—	—	406

Balance, December 31, 2005	5,799,442	$—	25,000	$22,518	$26,422	$(5,918)	$2,699	$(17,669)	$(1,724)	$26,328

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2003	2004	2005

NET INCOME (LOSS)	$7,949	$(9,684)	$(39,872)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	1,784	1,805	(2,679)
Unrealized gain (loss) on foreign currency forward contract	(160)	(167)	406

COMPREHENSIVE INCOME (LOSS)	$9,573	$(8,046)	$(42,145)

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,949	$(9,684)	$(39,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,946	2,067	2,165
Provision for bad debts	277	48	180
Gain on asset disposal	(19)	(13)	(17)
Tax benefit from exercise of stock options	301	14	—
Amortization of restricted stock	363	714	938
Impairment of assets	—	6,312	30,970
Minimum guarantee royalty shortfalls (gain)	—	7,722	(2,837)
Other	(1)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	12,338	(3,222)	16,370
Inventories	2,294	98	7,265
Deferred income taxes	559	(4,015)	8,976
Prepaid expenses and other current assets	963	(1,503)	(238)
Other assets	(840)	(908)	(93)
Accounts payable	(14,518)	82	(10,203)
Accrued liabilities	(9,486)	(6,006)	(558)
Long-term liabilities	(791)	(934)	(953)

Net cash provided by (used in) operating activities	1,335	(9,228)	12,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of SCI Promotion, net of cash acquired of $162	(6,059)	—	—
Payment for purchase of Johnson Grossfield	—	(4,614)	(148)
Payment for purchase of Megaprint Group, net of cash acquired of $1,194	—	(2,591)	(1,908)
Refund from purchase of Upshot	—	—	75
Proceeds from sales of fixed assets	74	64	992
Purchases of fixed assets	(1,150)	(1,602)	(1,711)
Proceeds from sale of marketable securities, net	1,000	—	—

Net cash used in investing activities	(6,135)	(8,743)	(2,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid	(1,500)	(1,500)	(1,500)
Purchase of treasury stock	(1,952)	(211)	—
Proceeds from exercise of stock options	935	640	115
Repayment under line of credit	—	(14,325)	(76,550)
Borrowings under line of credit	626	18,379	70,525

Net cash provided by (used in) financing activities	(1,891)	2,983	(7,410)

Net increase (decrease) in cash and cash equivalents	(6,691)	(14,988)	1,983
Effects of exchange rate changes on cash and cash equivalents	149	103	(74)
CASH AND CASH EQUIVALENTS, beginning of year	25,833	19,291	4,406

CASH AND CASH EQUIVALENTS, end of year	$19,291	$4,406	$6,315

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities—Issuance of shares for purchase of Johnson Grossfield	$—	$530	$—

CASH PAYMENTS DURING YEAR FOR:
Interest	$214	$236	$449

Taxes, net of refunds	$4,166	$1,210	$(1,824)

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global integrated marketing services company. We focus on the design and execution of strategy-based marketing programs providing measurable results for our clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. EMAK is headquartered in Los Angeles, with operations in Chicago, Ontario (California), Frankfurt, London, Paris, the Netherlands, Hong Kong and Shanghai. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the U.S. dollar.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at cost, which approximates fair value as of December 31, 2004 and 2005.
Marketable Securities
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value. The Company had no marketable securities as of December 31, 2004 and 2005.
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
Service revenues include all amounts that are billable to clients under service contracts. Service-related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues, excluding reimbursements for outside costs, for the years ended December 31, 2003, 2004 and 2005 totaled $18,508, $16,985 and $21,900, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2004 and 2005 totaled $2,100 and $1,322, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2004 and 2005. Unbilled revenues are expected to be billed and collected within the next six months.
In May 2003, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under contractual arrangements with Burger King, creative services are a separate deliverable from manufacturing services. As a result, the Company is required to record the creative revenues when the specification and engineering package is delivered to and accepted by Burger King.
The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition in Financial Statements.”
Inventories
Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the estimated life of the products and deferred costs on service contracts for which revenue has been deferred and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2004 and 2005, inventories consisted of the following:

	December 31,
	2004	2005

Production-in-process	$861	$2,483
Finished goods	17,902	8,763

	$18,763	$11,246

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
Goodwill and Other Intangibles
Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. As of December 31, 2005 the Company had six reporting units: Equity Marketing, Upshot, SCI Promotion, Logistix (U.K.), Logistix (U.S.) and Pop Rocket. The Company compares the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2005, the Company performed the impairment test required by SFAS No. 142 and determined that a portion of the goodwill resulting from acquisitions was impaired as of December 31, 2005. As a result, the Company recorded a non-cash charge in the amount of $30,970 to write-down the carrying value of goodwill and other intangibles related to several acquisitions (see Note 3). In the fourth quarter of 2004, we recorded a non-cash charge in the amount of $6,312 to write-down the carrying value of the Upshot goodwill (see Note 3).
The change in the carrying amount of goodwill from $41,723 as of December 31, 2004 to $12,855 as of December 31, 2005 reflects: a decrease of $28,445 for impairments of goodwill (see Note 3), a decrease due to a foreign currency translation adjustment of $1,828, an adjustment to reflect the decrease to goodwill for the Upshot acquisition of $75, an adjustment to reflect the net increase to goodwill for Megaprint Group of $1,223 (see Note 4) and $257 for earnout consideration related to the acquisition of Johnson Grossfield (see Note 4). The $75 adjustment to goodwill for the Upshot acquisition reflects the return of purchase price from the seller as a result of the settlement of claims made by the Company. All of the goodwill balance relates to the Marketing Services segment.
The change in the carrying amount of identifiable intangibles from $3,686 as of December 31, 2004 to $712 as of December 31, 2005 reflects: a decrease of $2,525 for impairments of identifiable intangible assets (see Note 3), a decrease of $344 for amortization expense and a decrease due to a foreign currency translation adjustment of $105. A portion of identifiable intangibles are subject to amortization and are reflected as other intangibles in the consolidated balance sheets.
Other intangibles are summarized as follows:

	As of December 31,
	2004	2005

Amortized Intangible Assets
Equity Marketing trademark	$52	$52
Licensing, royalty and standstill agreements	163	146
Customer contracts and related customer relationships	3,491	940
Non-competition agreement	113	94
Sales order backlog	377	354

Subtotal	4,196	1,586
Less: Accumulated amortization	(1,214)	(1,503)

	2,982	83
Unamortized Intangible Assets
Logistix trademark	704	629

Total Other Intangibles	$3,686	$712

The Equity Marketing trademark is being amortized over an estimated useful life of 10 years.
In December 2005, as a result of the annual impairment test, the Company changed its estimate of useful life of the Logistix trademark from having an indefinite life to an estimated useful life of 10 years. The Logistix trademark will be amortized prospectively beginning December 31, 2005. The licensing, royalty and standstill agreements along with the customer contracts and related customer relationships acquired in the purchase of Logistix were amortized over the lives of the respective agreements which ranged from 2 to 3 years and were fully amortized as of December 31, 2003. The sales order backlog was also acquired in the purchase of Logistix and was fully amortized as of December 31, 2001.
The customer contracts and related customer relationships acquired in the purchase of Upshot are amortized over the lives of the respective agreements which range from 6 to 12 months and were fully amortized as of December 31, 2003. Sales order backlog was also acquired in the purchase of Upshot and was fully amortized as of December 31, 2002.
The customer contracts and related customer relationships acquired in the purchase of SCI Promotion were being amortized over an estimated useful life of 5 years. In December 2005, as a result of the annual impairment test which resulted in a write-down of the remaining balance of SCI Promotion customer contracts and related customer relationships (see Note 3), the Company changed its estimate of the remaining life of the SCI Promotion customer relationships to one year. Sales order backlog was also acquired in the purchase of SCI Promotion and was fully amortized as of December 31, 2003.
The customer relationship and non-competition agreements acquired in the purchase of Johnson Grossfield was being amortized over estimated useful lives of 2 years to 12 years. In 2005, the Company was notified the relationship between Johnson Grossfield and Subway Restaurants would be terminated. As a result, the entire remaining balance of Johnson Grossfield customer relationships was written off. (See Note 3).
The customer relationships acquired in the purchase of Megaprint Group were being amortized over an estimated useful life of 15 years. In December 2005, the Company performed the annual impairment test which resulted in a write-off of the remaining balance of Megaprint Group customer contracts and related customer relationships. Sales order backlog was also acquired in the purchase of Megaprint Group and was fully amortized as of December 31, 2005. (See Note 3).
Useful lives for customer contracts and related customer relationships are determined based on the average historical lives of customer relationships for each respective acquisition. Useful lives for licensing, royalty and standstill agreements, non-competition agreements and sales order backlog are based on the terms of the underlying contractual agreements. For the years ended December 31, 2003, 2004 and 2005, amortization expense related to other intangibles amounted to $309, $363 and $344, respectively.

The expected future amortization expense related to other intangibles is as follows:

Year

2006	$139
2007	64
2008	63
2009	63
2010	63
Thereafter	315

Total	$707

Due to Customer
Pursuant to the terms of certain contracts between the Company and a promotions customer, the Company collects fees from the customer’s distribution companies on behalf of that customer. Once these fees are collected from the distribution companies, the Company remits the fees to the customer. As of December 31, 2004 and 2005, the amounts due to customer were $3,741 and $2,795, respectively.
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
On December 15, 2005, the Board of Directors approved the acceleration of vesting of unvested and “out-of-the-money” non-qualified stock options previously awarded to employees, officers and directors with option exercise prices equal to or greater than $7.18 effective as of December 15, 2005. Both the Company’s non-employee directors and the Chief Executive Officer have entered into a Resale Restriction Agreement which imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of the original vesting dates set forth in the option or their termination of service. The accelerated options represented all of the outstanding Company options.
The Board of Directors’ decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the applicable effective date of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which, as amended, is January 1, 2006 for the Company. SFAS 123R requires companies to recognize the grant-date fair value of stock options issued to employees as an expense in the income statement, and as of the applicable effective date will require the Company to recognize the compensation costs related to share-based payment transactions, including stock options. In addition, the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation and employee retention. The future compensation expense to be recorded upon adoption of SFAS 123R that is eliminated as a result of the acceleration of the vesting of these options is approximately $1,100.

At December 31, 2005, the Company currently has three stock-based compensation plans that are described in Note 8. In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock plans and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

	2003	2004	2005

Net income (loss) available to common stockholders — as reported	$4,975	$(11,184)	$(41,372)
Plus:
Stock-based compensation expense, net of tax, included in reported net income (loss) available to the common stockholder	239	422	562
Less:
Compensation expense (a)	1,715	1,065	1,198

Net income (loss) available to common stockholders — pro forma	$3,499	$(11,827)	$(42,008)

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$0.87	$(1.94)	$(7.15)
Pro forma basic (loss) earnings per share	$0.61	$(2.06)	$(7.26)

Diluted earnings (loss) per share, as reported	$0.83	$(1.94)	$(7.15)
Pro forma diluted earnings (loss) per share	$0.58	$(2.06)	$(7.26)

(a) Determined under fair value based method for all awards, net of tax.
Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2003	2004	2005

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	58.57%	45.00%	41.33%
Risk free interest rate	1.90%	2.76%	4.46%
Expected life of options	4 years	5 years	4 years
The weighted average fair value of options granted during 2003, 2004 and 2005 is $5.89, $6.23 and $1.79, respectively.
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
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of the Company’s stock, $0.01 par value (“Common Stock”) were exercised or converted into Common Stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 1,318,666, 2,757,378 and 2,650,636 shares of the Company’s Common Stock, for the years ended December 31, 2003, 2004 and 2005, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the years ended December 31, 2003, 2004 and 2005, preferred stock convertible into 1,694,915 shares of Common Stock was excluded from the computation of diluted EPS.

Earnings per share for the year ended December 31, 2003 reflects a restatement pursuant to Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 requires that companies with participating securities calculate earnings per share using a two-class method. The Company’s Series A cumulative participating mandatorily redeemable preferred stock (“Series A Stock”) qualified as “participating securities” since it was entitled to dividends declared on the Company’s Common Stock; therefore, EITF 03-6 required the allocation of a portion of undistributed earnings to preferred stock. As a result, earnings per basic common share, as reported in the prior years, was reduced by $0.26 to $0.87 for the year ended December 31, 2003. The earnings per diluted common share, as reported in the prior years, was reduced by $0.20 to $0.83 for the year ended December 31, 2003. EITF 03-6 had no impact on 2004 and 2005 per share amounts because of the net loss. The Series A Stock was exchanged by the holder for an equivalent number of shares of non-participating preferred stock on December 30, 2004 (See Note 8.)
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” and EITF 03-6:

				For the years ended December 31,
		2003			2004			2005
	Income	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income (loss) available to common stockholders	$4,975	5,718,548	$0.87	$(11,184)	5,753,978	$(1.94)	$(41,372)	5,782,925	$(7.15)

Effect of Dilutive Securities:
Options and warrants	—	242,466		—	—		—	—
Restricted stock units	—	56,704		—	—		—	—

Dilutive EPS:
Net income (loss) available to common stockholders and assumed conversion	$4,975	6,017,718	$0.83	$(11,184)	5,753,978	$(1.94)	$(41,372)	5,782,925	$(7.15)

Royalties
The Company enters into agreements to license intellectual properties such as trademarks, copyrights and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement, which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products. Furthermore, minimum guaranteed royalty commitments are reviewed on a periodic basis to ensure that amounts are recoverable based on estimates of future sales of the products under license. A loss provision is recorded in the consolidated statements of operations to the extent that future minimum royalty guarantee commitments are not recoverable. Estimated future sales are projected based on historical experience, including that of similar products, and anticipated advertising and marketing support by the licensor. (See Note 2.)
Concentration of Risk
Burger King accounted for approximately 58%, 51% and 52% of the Company’s total revenues for the years ended December 31, 2003, 2004 and 2005, respectively. The Company regularly extends credit to distribution companies in connection with its business with Burger King, which includes Supply Chain Services, LLC (“SCS”), a subsidiary of Burger King’s franchisee purchasing cooperative Restaurant Services, Inc (“RSI”). The Company began selling product to SCS in October 2003. Because of RSI’s established credit history, as well as the payment history of SCS, the Company does not believe that this increase in concentration of receivables has negatively impacted the overall credit risk. Failure by SCS or one or more distribution companies to honor their payment obligations could have a material adverse effect on the Company’s operations. The largest such distribution company accounted for 17.9%, 80.2% and 84.8% of the products purchased from us by the Burger King system for the years ended December 31, 2003, 2004 and 2005, respectively. The largest such distribution company accounted for 19.2% and 30.3% of accounts receivable as of December 31, 2004 and 2005, respectively.
The Company purchases 93% of its manufactured products from suppliers located in China. China currently enjoys normal trade relations (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization, which occurred in December 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increased costs for the Company. The impact of such an event on the Company could be somewhat mitigated by the Company’s ability to source product for the U.S. market from countries other than China. However, there can be no assurance that the Company would be able to obtain manufactured products under acceptable terms.

Supplemental Cash Flow Information
During 2005, the Company sold a portion of its excess inventory to a customer in exchange for credits toward future purchases of advertising media. The credits were valued at $431 and can be used over a period of five years. In 2004, the Company sold excess inventory for credits valued at $438. The value of the remaining credits as of December 31, 2005 was $716, net of $153 credits utilized in 2005. These credits are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet.
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
Shipping and Handling Costs
In accordance with the Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies all amounts billed to customers related to shipping and handling as revenues. Shipping and handling costs are recorded in selling, general and administrative expenses. For the years ended December 31, 2003, 2004 and 2005 such costs totaled $2,312, $1,799, and $1,003, respectively.
Foreign Currency Translation
Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recognized as a component of accumulated other comprehensive income in stockholders’ equity. For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. For the years ended December 31, 2003, 2004 and 2005, respectively, the net transaction gain (loss) on foreign exchange of $438, $(628) and $342 were recorded in other income (expense) in the accompanying consolidated statements of operations.
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
Derivative Instruments
The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
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
As of December 31, 2005, our Logistix subsidiary entered into foreign currency forward contracts aggregating 2,203 GBP to sell Euros in exchange for GBP and to sell GBP in exchange for U.S. dollars. The contracts will expire by September 2006. At December 31, 2005, these foreign currency forward contracts had an estimated fair value of 45 GBP ($77 U.S. dollars). These foreign currency forward contracts are designated as a cash flow hedge of inventory purchases from vendors and cash receipts from customers related to Marketing Services programs. The fair value of the foreign currency forward contracts is recorded in prepaid expenses in the consolidated balance sheet as of December 31, 2005. The unrealized gain on the contracts is reflected in accumulated other comprehensive income.
Advertising
Production costs of commercials and programming are charged to expense in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to expense in the period incurred.
Reclassifications
Certain reclassifications have been made to the 2004 Consolidated Financial Statements to conform them to the 2005 presentation. Borrowings and Repayments under line of credit have been broken out and shown as gross amounts in the Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In September 2004, the consensus of EITF Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. Adoption of this issue did not have a significant effect on the Company’s consolidated financial condition or results of operations.
In June 2005, the FASB issued EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, (“EITF 05-06”) to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not have a material impact on our results of operations or financial condition.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), we must determine the appropriate fair value method to be used for valuing share-based payments, the expense attribution method for compensation cost and the transition method to be used at the time of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation cost be recorded for all unvested stock options, restricted stock and restricted stock units beginning in the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options, restricted stock and restricted stock units beginning with the first period restated.
In April 2005, the Securities Exchange Commission amended Rule S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, we are required to adopt SFAS No. 123(R) on January 1, 2006. In 2006, the Company plans to use the prospective method of adoption under SFAS No. 123(R), and for new grants, to attribute expense to the service periods through the straight-line method. In December 2005, the Board of Directors approved the acceleration of vesting of all outstanding unvested stock options primarily to avoid future compensation expense for those stock options, all of which were out-of-the money. The Company’s directors and CEO entered into restriction agreements with respect to their accelerated options prohibiting the resale of shares acquired upon exercise until the original vesting dates of the options. The future compensation expense to be recorded upon adoption of SFAS 123R that is eliminated as a result of the acceleration of the vesting of these options is approximately $1,100. The Company is evaluating the requirements of SFAS No. 123(R) and expects the adoption of SFAS No. 123(R) may negatively impact its results of operations; however, the amount and materiality of the impact will depend on the amount and type of share-based payments granted in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. FIN 47 did not have a material impact on the Company’s consolidated statements of operations and financial condition.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle; therefore, the adoption of SFAS 154 will not have any impact on its financial position or results of operations.
In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application in accordance with FASB SFAS No. 154 “Accounting Changes and Error Corrections,” is permitted but not required. The Company does not believe that the adoption of FSP 13-1 will have a significant impact on its operations or financial position.
2. RESTRUCTURING CHARGE AND MINIMUM ROYALTY GUARANTEE SHORTFALLS
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
In 2004, the Company formulated and implemented a restructuring plan in connection with the realignment of centralized resources in its Marketing Services business in order to combine and streamline the operations. In connection with this plan the Company recorded a restructuring charge of $81. This charge represents severance for one employee in the Company’s Los Angeles office, whose position was eliminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. All of this restructuring charge was paid as of December 31, 2004. During the third quarter of 2004 there was a restructuring gain of $25 that represented a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.
In 2004, management finalized a decision to pursue the wind down of a substantial majority of the Company’s Consumer Products business, Pop Rocket. As a result of the Pop Rocket wind down, in the fourth quarter of 2004, the Company recorded a pre-tax charge of $7,722 relating to minimum royalty guarantee shortfalls on several of its consumer products licenses. This charge was determined based on contractual commitments as of December 31, 2004 and reflected the Company’s decision not to fully exploit these licenses. Approximately $3,000 of this pre-tax charge was a non-cash write-off of long-term royalty advances. The charge was recorded as minimum royalty guarantee shortfalls in the accompanying consolidated statement of operations for the year ended December 31, 2004.
On May 18, 2005, the Company reached a settlement with one of its licensors affecting several licenses. Under the terms of the settlement, the Company agreed to forgo its rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. The Company retained product distribution rights under the licenses for 2005. As a result of this settlement, its overall commitment for royalty guarantees was reduced by approximately $4,000. The Company was required to pay the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded the initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. The reversal was recorded as a minimum royalty guarantee shortfall gain in the accompanying consolidated statements of operations for the year ended December 31, 2005. The Company continues to monitor royalty accruals in light of the wind down and continues its negotiations with licensors for the termination of other license agreements.
In 2005, in connection with the wind down of Pop Rocket, the Company incurred a charge for one-time employee termination benefits and other costs totaling approximately $746. Such costs are recorded as a restructuring charge in the accompanying consolidated statement of operations for the year ended December 31, 2005. The entire amount is attributable to the Consumer Products segment. Of the $746 of costs incurred to date, $513 has been paid as of December 31, 2005.
In 2005, the Company eliminated several centralized corporate positions as a result of a realignment of centralized resources. As a result, the Company incurred a charge for one-time employee termination benefits and other costs totaling approximately $622 in 2005. Such costs are recorded as a restructuring charge in the accompanying consolidated statement of operations for the year ended December 31, 2005. The entire amount is attributable to the Corporate segment. Of the $622 of costs incurred to date, $261 has been paid as of December 31,

2005. The Company expects to incur additional costs in 2006 of approximately $165. The remaining costs are expected to be paid by August 31, 2006.
In 2005, the Company eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs totaling $568 in 2005. Such costs are recorded as a restructuring charge in the consolidated statements of operations. The entire amount is attributable to the Marketing Services segment. Of the $568 of costs incurred to date, $137 has been paid as of December 31, 2005.
In 2005, the Company made the determination to close Johnson Grossfield’s Minneapolis office effective October 31, 2005. The Company recorded a charge of approximately $192 for one-time employee termination benefits related to the closure of the Minneapolis office. Such costs are recorded as a restructuring charge in the accompanying consolidated statement of operations for 2005. The entire amount is attributable to the Marketing Services segment. Of the $192 of costs incurred to date, $96 has been paid as of December 31, 2005. The remaining costs are expected to be paid by June 30, 2006.
In 2005, the Company made a decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with its Los Angeles office. The Company recorded a charge for one-time employee termination benefits and other costs totaling $640 in 2005. Such costs are recorded as a restructuring charge in the consolidated statements of operations. The entire amount is attributable to the Marketing Services segment. Of the $640 of costs incurred to date, $110 has been paid as of December 31, 2005.
In 2005, the Company made the determination to sublease approximately 15,000 square feet of our Los Angeles office space. The space was sublet effective December 15, 2005 for a term ending December 31, 2009 (the expiration of the master lease term). The Company recorded a charge of $184 for the estimated loss on the sublease over the term. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the corporate segment. Of the $184 of costs incurred to date, $0 has been amortized as of December 31, 2005.
3. IMPAIRMENT OF ASSETS
Refer to Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangibles” for discussion of goodwill impairment.
During the fourth quarter of 2004, the Company performed its annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $6,312. The charge was required to reduce the carrying value of goodwill at Upshot. The Upshot impairment charge reflects the reporting unit’s lower than expected performance in 2004 and revised future projections resulting from the loss of a significant client in the fourth quarter of 2004. This charge was calculated in accordance with the provisions of SFAS No. 142 utilizing a present value based valuation technique based on the best available projections as of December 31, 2004 of Upshot’s future cash flows before interest. This impairment charge was recorded as impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 2004 and was reflected in the Marketing Services segment.
On August 9, 2005, the Company was notified by the Subway Franchisee Advertising Fund Trust (“SFAFT”) that following completion of fulfillment on Subway Restaurant’s kids meal programs by Johnson Grossfield in November 2005, the relationship between Johnson Grossfield and Subway Restaurants will be terminated. As a result, the Company recorded a charge of $3,431 for the impairment of goodwill and other intangible assets of Johnson Grossfield. Of the $3,431 impairment charge $1,449 was attributable to goodwill and $1,982 was attributable to other intangible assets. The carrying value remaining of the goodwill and other intangible assets as of December 31, 2005 was $0. The impairment of assets charge was recorded in the consolidated statement of operations for the year ended December 31, 2005 and was reflected in the Marketing Services segment.
In the fourth quarter of 2005, we incurred a goodwill impairment charge of $10,838 for the SCI Promotion reporting unit in connection with the annual impairment test required by SFAS No. 142. This charge was calculated utilizing a discounted cash flow model based on the best available projections as of December 31, 2005 of SCI Promotion’s future cash flows. Such projections were formulated in the fourth quarter of 2005 and were negatively impacted by the continuing trend of department store consolidation, and its industry-specific challenges which have resulted in smaller marketing budgets, fewer programs and smaller program sizes. Competitive pressures and materials cost increases in Asia have also compressed margins. Included in the impairment analysis for the SCI Promotion reporting unit is $8,318 of goodwill related to the business of U.S. Import & Promotion, Co. (“USI”), which is the Company’s seasonal toy and promotions business catering to the oil and gas retailers. USI was acquired in 1998 and later merged with SCI because its client base and offerings were complementary to SCI’s. Of the $10,838 impairment charge, $10,578 was attributable to goodwill and $260 was attributable to other intangible assets of SCI Promotion. The remaining carrying value of goodwill and other intangible assets of SCI Promotion as of December 31, 2005 was $2,580 and $71, respectively. The impairment of assets charge was recorded in the consolidated statement of operations for the year ended December 31, 2005 and was reflected in the Marketing Services segment.

Effective January 1, 2005, the Megaprint Group was consolidated with the Logistix (U.K.) reporting unit, because its client base and service offerings were complementary to Logistix. As a result, the balance of Megaprint Group goodwill and other intangibles is analyzed in connection with the annual impairment test for the Logistix (U.K.) reporting unit. Throughout 2004, Logistix (U.K.) won all of its largest client’s pan-European programs. The agency had a long string of consecutive wins, and it did not repeat this win rate in 2005. Additionally, this client has reduced the number and size of its promotional programs. Based on our most recent projections, which were formulated in the fourth quarter of 2005, the Company believes this pattern will continue, and as a result, the Company incurred an impairment charge of $16,701 in the fourth quarter of 2005. This charge was calculated in accordance with the provisions of SFAS No. 142 utilizing a discounted cash flow model based on the best available projections as of December 31, 2005 of Logistix (U.K)’s future cash flows. Of the $16,701 impairment charge, $16,418 was attributable to goodwill and $283 was attributable to other intangible assets of Logistix (U.K.) and Megaprint Group. The remaining carrying value of goodwill and other intangible assets of Logistix (U.K.), including Megaprint Group, as of December 31, 2005 was $2,659. The impairment of assets charge was recorded in the consolidated statement of operations for the year ended December 31, 2005 and was reflected in the Marketing Services segment. The entire remaining balance of $629 of other intangible assets for Logistix (U.K.) represents the Logistix trademark.
4. ACQUISITIONS
On July 17, 2002, the Company consummated the acquisition of Upshot, a marketing agency with expertise in promotion, event, collaborative and environmental marketing. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among the Company, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “ Upshot Purchase Agreement”). Under the terms of the Upshot Purchase Agreement, the Company acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the Upshot business) for $9,206 in cash plus related transaction costs of $685. The Company assumed the principal current liabilities of the Upshot business in connection with the acquisition. In 2005, $75 of purchase price was returned from the seller as a result of a settlement of claims made against funds escrowed as security for warranties and indemnification pursuant to the Upshot Purchase Agreement.
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
On September 3, 2003, the Company acquired substantially all of the assets of SCI Promotion, a privately held promotional marketing services company based in Ontario, California. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003 (the “SCI Promotion Purchase Agreement”.) Under the terms of the SCI Promotion Purchase Agreement, the Company acquired substantially all of the assets of SCI Promotion for a cash purchase price of approximately $5,900 (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, the Company paid $5,683 in cash plus related transaction costs of $538. The Company also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of the Company’s Common Stock. The additional consideration, if any, will be recorded as goodwill. An earnout of $800 was recorded for 2003 performance and used to offset a receivable from the seller. No earnouts were payable based upon the 2004 or 2005 performance.
The SCI Promotion acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. During 2004, the preliminary allocation of the purchase price was adjusted to revise the estimated value of prepaid expenses ($64 decrease), receivable from seller ($55 decrease) and accrued liabilities ($13 increase). The allocation reflects a receivable from the seller resulting from a closing balance sheet working capital adjustment of $800, accruing interest at the rate of 5% per annum, that offset additional earnout consideration based on the results for 2003. The additional earnout consideration was recorded as additional goodwill in 2004. The Company’s allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$6,357
Receivable from seller	800
Property, plant and equipment	37
Other non-current assets	13
Net current liabilities	(5,755)

Estimated fair value, net assets acquired	1,452

Goodwill	4,041
Other intangible assets	728

Total purchase price	$6,221

The intangible assets of $728 are comprised of customer contracts and related customer relationships and sales order backlog, and were being amortized over estimated useful lives ranging from 4 months to 5 years. Intangible assets associated with the SCI Promotion acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill has an indefinite life and is not amortized.
In the fourth quarter of 2005, the Company performed the annual impairment test required by SFAS No. 142 and determined that the goodwill and other intangible assets resulting from the acquisition of SCI Promotion were impaired as of December 31, 2005. As a result, the Company recorded a non-cash charge in the amount of $2,520 to write-down the carrying value of the SCI Promotion goodwill and other intangibles. (See Note 3.)
On February 2, 2004 (effective January 31, 2004), the Company acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”), a privately held promotional marketing services company based in Minneapolis, Minnesota. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004 (the “Johnson Grossfield Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased the assets of JGI-MN’s promotional agency business for approximately $4,325 in cash (net of a holdback of $250) and 35,785 shares of the Company’s Common Stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus related transaction costs of $184 and a commitment to pay additional earnout consideration of up to $4,500 based upon future performance of the acquired business. During 2004, additional consideration was paid in the amount of $105 as a working capital adjustment. The Company also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration was based upon the acquired business achieving targeted levels of EBITDA over the period from 2004 through 2008. The earnout payments, if required, were payable 50% in cash and 50% in shares of the Company’s Common Stock. The additional consideration, if any, would be recorded as goodwill. On April 19, 2005, the Company reached agreement with the sellers of Johnson Grossfield on the amount of earnout attributable to 2004 performance. Such earnout consideration totaled $257, of which $148 was paid in cash and the remainder payable in shares of the Company’s Common Stock (10,616 shares valued at $109 as of April 19, 2005). This earnout consideration was recorded as goodwill in the second quarter of 2005. No earnout was payable based upon the 2005 performance.

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

The intangible assets of $2,393 were comprised of customer relationships and a non-competition agreement, and were being amortized over estimated useful lives ranging from 2 years to 12 years.
In 2005, as a result of the loss of Johnson Grossfield’s primary client, the Company recorded an impairment charge to write-off the entire remaining balance Johnson Grossfield goodwill and other intangible assets (see Note 3).
On November 10, 2004, the Company acquired all of the outstanding capital stock of Megaprint Group Limited (“Megaprint Group”), a privately held creative promotions agency headquartered in the United Kingdom. The Company financed the Megaprint Group acquisition through short-term debt. The Company paid 1,824 GBP (approximately $3,388) in cash (net of a hold back for working capital adjustments of 180 GBP), plus related transaction costs of 305 GBP (approximately $566). Under the terms of the Stock Purchase Agreement, the Company is committed to pay, subject to offset for any shortfall in the target level of net working capital at December 31, 2004, a minimum of 850 GBP and up to a maximum of 1,300 GBP in 2005 based on the performance of Megaprint Group for the year ended December 31, 2004 (“2004 Earnout Payment”). The Company has accrued a liability for the minimum payment of 850 GBP as purchase price as of the acquisition date. The Company is also committed to pay additional consideration up to a maximum of 2,450 GBP based on future performance through 2009. The additional consideration is based upon the business achieving targeted levels of margin after direct overhead (“MADO”) over the period from 2005 through 2009. During 2005, the preliminary allocation of the purchase price was adjusted to revise the estimated value of accrued liabilities ($706 increase). During 2005, an additional 256 GBP (approximately $461) was paid to the sellers of Megaprint Group for a working capital adjustment. The additional consideration was recorded as goodwill in the accompanying consolidated balance sheet. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Net current assets	$8,512
Property, plant and equipment	1,265
Net current liabilities	(7,995)

Estimated fair value, net assets acquired	1,782

Goodwill	3,887
Other intangible assets	338

Total purchase price	$6,007

Included in net current liabilities for the Megaprint Group was a mortgage loan for a building in the Netherlands (see Note 6). The balance of the mortgage loan as of the acquisition date totaled approximately 900 Euros (approximately $1,200). The building was recorded under fixed assets and was recorded at the same value as the balance of the mortgage loan. The building and mortgage loan were held in trust by the Megaprint Group on behalf of its former shareholders (the “Sellers”). In June 2005, the Company repaid the mortgage loan. The amount repaid of 900 Euros (approximately $1,090) was applied against monies owed to the Sellers for the 2004 Earnout Payment. As a result, in June 2005, the Company paid the sellers 199 GBP (approximately $360) of the 850 GBP owed for the 2004 Earnout Payment. Subsequent to the repayment of the mortgage loan, the building was sold in June 2005 for 747 Euros (approximately $939). The proceeds from the sale were paid to the Sellers in the third quarter of 2005.
The intangible assets of $338 are comprised of sales order backlog and customer relationships, and were being amortized over estimated useful lives ranging from 7 months to 15 years.
Effective January 1, 2005, the Megaprint Group was consolidated with the Logistix (U.K.) reporting unit, because its client base and service offerings were complementary to Logistix. In the fourth quarter of 2005, in connection with the Company’s annual impairment test of the Logistix reporting unit, the Company determined that the goodwill and other intangible assets resulting from the acquisitions of Logistix and Megaprint Group were impaired as of December 31, 2005 (See Note 3).

Pro Forma Financial Data
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

	Years Ended December 31,
	2003	2004

Pro forma revenues	$264,044	$249,920
Pro forma net income (loss)	$8,845	$(9,669)
Pro forma basic income (loss) per share	$0.99	$(1.94)
Pro forma diluted income (loss) per share	$0.94	$(1.94)
Pro forma basic weighted average shares outstanding	5,718,548	5,756,960
Pro forma diluted weighted average shares outstanding	6,053,503	5,756,960
Refer to Note 1 for further discussion of the method of computation of earnings per share.
5. FIXED ASSETS, NET
Fixed assets, net is summarized as follows:

	December 31,
	2004	2005

Furniture, fixtures and equipment	$3,431	$3,366
Computer software	4,572	5,580
Computer hardware	5,180	5,646
Leasehold improvements	2,069	2,125
Building	1,239	—

Fixed assets, at cost	16,491	16,717

Accumulated depreciation and amortization	(11,462)	(13,146)

Fixed assets, net	$5,029	$3,571

For the years ended December 31, 2003, 2004 and 2005, depreciation expense related to fixed assets was $1,636, $1,704 and $1,821, respectively.
6. LINE OF CREDIT
On April 24, 2001, the Company signed a credit facility (the “Facility”) with Bank of America. On April 26, 2004, the maturity date of the Facility was extended through June 30, 2005. Effective March 30, 2005, the maturity date of the Facility was further extended through March 31, 2006. The credit facility was collateralized by substantially all of the Company’s assets and provided for a line of credit of up to $20,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings was based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company was also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread was based on the achievement of certain financial ratios. As of December 31, 2004 and December 31, 2005, $2,975 and $0, respectively, was outstanding under the Facility. Effective, March 29, 2006, the Company entered into a new facility with Bank of America (see Note 14 “Subsequent Events”).

In addition to the Facility, in October, 2003 the Company’s Logistix agency in the United Kingdom established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2004 and December 31, 2005, $1,797 and $0, respectively, were outstanding under this facility.

As of December 31, 2004 and 2005, the marginal interest rate on available borrowings under the Facility was 3.9% and 7.5%, respectively. As of December 31, 2004 and 2005, the marginal interest rate on available borrowings under the HSBC Facility was 4.2% and 6.25%, respectively. Letters of credit outstanding as of December 31, 2004 and 2005 totaled $2,694 and $2,763, respectively.
In connection with the acquisition of Megaprint Group, the Company assumed a mortgage loan (subject to the guaranty of the former Megaprint Group shareholders) secured by a building in the Netherlands which the Company held in trust for the benefit of the former shareholders of Megaprint Group. The mortgage loan had a 24-year term and carried an interest rate fixed at 5 percent per annum for three years from December 2002. During the quarter ended June 30, 2005, the Company repaid the remaining balance on the mortgage loan and subsequently sold the building as directed by the former Megaprint Group shareholders. The Company applied the balance of the mortgage loan against monies owed to the former Megaprint Group shareholders. The proceeds from the sale of the building were paid to the sellers of Megaprint Group in the third quarter of 2005 (see Note 4). As of December 31, 2004, the balance on the mortgage loan was 919 Euros (approximately US $1,253).
Megaprint Group had an overdraft facility of 750 Euros from ING Bank, Nederland. This facility was cancelled in the quarter ended September 30, 2005. As of December 31, 2004, there were no amounts outstanding under this facility.
7. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) Tax Deferred Savings Plan (the “401(k) Plan”), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee’s contribution. Costs related to contributions to the 401(k) Plan for the years ended December 31, 2003, 2004, and 2005 were $522, $599 and $730, respectively.
8. EQUITY COMPENSATION PLANS
The Company currently has three equity based compensation plans: the 2000 Stock Option Plan (the “2000 Employee Plan”), 2004 Non-Employee Director Stock Incentive Plan (the “Non-Employee Director Plan”) and the 2004 Stock Incentive Plan (the “Stock Incentive Plan” and collectively with 2000 Employee Plan and the Non-Employee Director Plan referred to as the “Equity Compensation Plans”). A total of 2.1 million shares of Common Stock are reserved for issuance pursuant to awards granted and to be granted under the Equity Compensation Plans. An aggregate of 683,914 shares were available for grant under the Equity Compensation Plans as of December 31, 2005. The 2000 Employee Plan expires in 2010. The Non-Employee Director Plan and the Stock Incentive Plan expire in 2014.
The Company previously had a 1996 Stock Option Plan, which expired in 2001, and a Non-Employee Director Stock Option Plan, which expired in 2003 (collectively, the “Expired Plans”). An aggregate of 713,620 shares are reserved for issuance pursuant to outstanding options granted under these Expired Plans.
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

Transactions involving the Stock Compensation Plans and the Expired Plans are summarized as follows:

				Exercisable at End of Year
			Weighted		Weighted
		Restricted	Average		Average
	Options	Stock	Exercise Price	Number	Exercise Price
	Outstanding	Outstanding	Per Share	Exercisable	Shares

Outstanding at December 31, 2002	2,234,378	50,000	12.34	911,743	$13.40

Granted	120,000	78,750	13.48
Exercised	(111,050)	—	8.42
Canceled	(80,800)	(4,300)	13.48

Outstanding at December 31, 2003	2,162,528	124,450	12.74	1,092,576	$13.29

Granted	285,000	167,050	10.68
Exercised	(54,700)	(13,075)	9.44
Canceled	(436,100)	(33,100)	10.13

Outstanding at December 31, 2004	1,956,728	245,325	12.01	1,315,383	$13.33

Granted	500,000	118,648	9.03
Exercised	(20,000)	(26,813)	2.46
Canceled	(702,758)	(72,337)	14.17

Outstanding at December 31, 2005	1,733,970	264,823	$12.04	1,820,327	$9.63

The following table summarizes information about the Company’s equity awards outstanding and exercisable as of December 31, 2005:

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
RANGE OF	NUMBER	REMAINING	AVERAGE	NUMBER	AVERAGE
EXERCISE PRICES	OUTSTANDING	CONTRACTUAL LIFE	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE

$0.0 - $10.00	753,443	5.77	$7.70	574,977	$7.70
$10.75 - $12.50	515,850	5.98	$11.65	515,850	$11.65
$12.81 - $15.00	464,500	7.46	$13.81	464,500	$13.81
$15.50 - $28.13	265,000	4.90	$19.14	265,000	$19.14

	1,998,793	6.10	$11.66	1,820,327	$9.63

Warrants
On March 29, 2000 and June 20, 2000, the Company granted Crown EMAK Partners, LLC (“Crown”) 15,000 warrants to purchase additional shares of preferred stock. On March 19, 2004, these warrants were exchanged for warrants to purchase Common Stock. (See “Preferred Stock” below).
Preferred Stock
On March 29, 2000, Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”), invested $11,900 in the Company in exchange for Preferred Stock and warrants to purchase additional Preferred Stock. Under the terms of the investment, Crown acquired 11,900 shares of Series A mandatorily redeemable senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series A Stock”) with a conversion price of $14.75 per common share. In connection with such purchase, the Company granted to Crown five year warrants (collectively, the “Warrants”) to purchase 5,712 shares of Series B senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series B Stock”) at an exercise price of $1,000 per share, and 1,428 shares of Series C senior cumulative participating convertible preferred stock, par value $.001 per share, (the “Series C Stock”) at an exercise price of $1,000 per share. The Warrants were immediately exercisable. The conversion prices of the Series B Stock and the Series C Stock were $16.00 and $18.00 per common share, respectively. On June 20, 2000, Crown paid an additional $13,100 in exchange for an additional 13,100 shares of Series A Stock with a conversion price of $14.75 per common share. In connection with such purchase, the Company granted to Crown additional Warrants to purchase another 6,288 shares of Series B Stock and another 1,572 shares of Series C Stock. Each share of Series A Stock is convertible into 67.7966 shares of Common Stock, representing 1,694,915 shares of Common Stock in aggregate. Each share of Series B Stock and Series C Stock was convertible into 62.5 and 55.5556 shares of Common Stock, respectively, representing 916,666 shares of Common Stock in aggregate. Also in connection with such purchase, the Company agreed to pay Crown a commitment fee in the aggregate amount of $1,250, paid in equal quarterly installments of $62.5 commencing on June 30, 2000 and ending on March 31, 2005. The Company paid $62.5 in fees for the year ended December 31, 2005.
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
Crown has voting rights equivalent to the number of shares of Common Stock into which their Series AA Stock is convertible on the relevant record date. Crown is also entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividends for the year ended December 31, 2005 amounted to $1,500, of which $375 was paid in January 2006 and recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2005.
Crown currently holds 100% of the outstanding shares of Series AA Stock and has designated one individual to the Board of Directors of the Company.
The Series AA Stock is recorded in the accompanying consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,951.
Stock Repurchase
On July 24, 2001, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s Common Stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s Common Stock. The Company spent $3,505 to repurchase 267,650 shares at an average price of $13.10 per share including commissions under this authorization through December 31, 2004. The Company made no additional purchases during the year ended December 31, 2005. On March 27, 2006, the Company’s Board of Directors adopted a resolution terminating the repurchase program, as the Company is not planning on making any further stock repurchases.

9. INCOME TAXES
In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.
Consolidated pre-tax income (loss) consists of the following:

	Years Ended December 31,
	2003	2004	2005

US operations	$7,430	$(20,013)	$(16,764)
Foreign operations	4,622	3,613	(14,955)

	$12,052	$(16,400)	$(31,719)

The provision (benefit) for income taxes consist of:

	Years Ended December 31,
	2003	2004	2005

CURRENT:
Federal	$2,202	$(2,640)	$(750)
State and local	16	16	15
Foreign	1,166	717	48

	3,384	(1,907)	(687)

DEFERRED:
Federal	980	(2,970)	6,554
State and Local	157	(1,839)	2,387
Foreign	(418)	—	(101)

	719	(4,809)	8,840

	$4,103	$(6,716)	$8,153

Income taxes recorded by the Company differ from the amounts computed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of operations.

	Years Ended December 31,
	2003	2004	2005

Tax at the Federal statutory rate	$4,146	$(5,641)	$(10,911)
State income taxes, net of the Federal tax benefit	(5)	(1,052)	(858)
Effect of change in state rate on deferred tax assets	—	(300)	—
Effect of permanent differences for non-deductible goodwill	—	—	5,010
Valuation Allowance	—	223	14,390
Other	(38)	54	522

	$4,103	$(6,716)	$8,153

Other reflects the effects of permanent differences such as tax free municipal interest income earned in 2003, 2004 and 2005, and the impact of foreign earnings/losses which are taxed at different rates. In 2005, the company recorded a tax provision despite recording pre-tax losses as a result of establishing a valuation allowance against previously recorded deferred tax assets (see below).

The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) for the years ended December 31, 2004 and 2005 are as follows:

	2004	2005

Allowance for doubtful accounts	$717	$644
Inventory reserve	80	146
Accrued expenses	1,681	1,199
Net operating loss carryforwards	606	—
Other	(304)	(488)

Total current	2,780	1,501

Goodwill and other intangibles	1,908	7,367
Fixed assets	69	365
Net operating loss and other carryforwards	—	3,152
Long term liabilities	3,836	1,768
Other	288	271

Total non-current	6,101	12,923

Deferred income tax asset valuation allowance	(223)	(14,613)

Net deferred tax assets (liabilities)	$8,658	$(189)

The Company assesses the realizability of its deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109. SFAS No. 109 requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon management’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available. Because of the operating losses the Company has incurred over the past two years and based on current projections of 2006 taxable income, the Company established a non-cash valuation allowance against its deferred tax assets. The Company does not expect to record tax expense or benefits on U.S.-based operating results until it is consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. The valuation allowance provided against deferred tax assets is $14,613 at December 31, 2005; $8,658 of this amount represents deferred tax assets established in prior years with the balance reflecting deferred tax assets generated as the result of 2005 taxable losses. We recorded a tax provision of $8,153 in 2005 as the result of establishing a valuation allowance against deferred tax assets during the fourth quarter of 2005.
Federal net operating loss (“NOL”) carryforwards totaled approximately $2,606 as of December 31, 2005. The federal net operating losses related to 2004 were carried back and utilized in prior years. A portion of the 2005 loss will be carried back and utilized in prior years. As of December 31, 2005, for the reason’s discussed above, management established a full valuation allowance against the remaining balance of federal NOL carryforwards.
State net operating loss carryforwards totaled approximately $6,532 and $13,102 as of December 31, 2004 and 2005, respectively. Their use is limited to future taxable earnings of the Company. As the states do not currently provide for a carryback provision, the state net operating losses will have a 10-year carryforward period. Management considered all available evidence and determined that a valuation allowance of $223 was required as of December 31, 2004 for those NOL carryforwards that are not expected to provide future tax benefits. As of December 31, 2005, for the reason’s discussed above, management established a full valuation allowance against the remaining balance of state NOL carryforwards.
A deferred U.S. tax liability has not been provided on the unremitted earnings of Logistix (U.K.) because it is the intent of the Company to permanently reinvest these earnings in the United Kingdom. Undistributed pre-tax earnings of Logistix, which have been or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes – Special Areas,” aggregated $5,705 and $4,330 at December 31, 2004 and 2005, respectively. The determination of the tax liability upon repatriation is not practicable.
On October 22, 2004, the American Jobs Creation Act (the “Jobs Act”) was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. On December 21, 2004, the FASB issued FSP 109-2. FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying SFAS No. 109. The Company repatriated $2,650 in foreign earnings during 2005 from a newly formed controlled foreign corporation (“CFC”) in Hong Kong. The repatriation related to the 2005 earnings of the CFC and had no impact on the Company’s 2005 tax provision as a result of the net losses and the establishment of the deferred tax asset valuation allowance. Management’s domestic reinvestment plan for the reinvestment and repatriation of foreign earnings under the Jobs Act was completed and approved by Mr. Holbrook, the Company’s Chief Executive Officer, on December 14, 2005. The Company’s Board of Directors approved this domestic reinvestment plan on December 15, 2005. The Company decided not to repatriate any earnings of Logistix (U.K.).

10. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company has operating leases for its properties and equipment, which expire at various dates through 2014.
Future minimum lease payments under non-cancelable operating leases are as follows:

Year

2006	$4,449
2007	4,169
2008	3,931
2009	3,791
2010	787
Thereafter	1,912

Total	$19,039

Aggregate rental expenses for operating leases were $3,879, $3,873 and $3,922 for the years ended December 31, 2003, 2004 and 2005, respectively.
Guaranteed Royalties
For the years ended December 31, 2003, 2004, and 2005, the Company incurred $4,278, $3,996 and $4,168, respectively, in royalty expense. In addition, the Company decided to wind down its consumer products business. The result of the decision was a charge in 2004 for minimum royalty guarantee shortfalls of $7,722. In 2005, we reached a settlement with one of our licensors affecting several licenses. As a result of this settlement and Scooby-Doo™ revenues that exceeded our initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses.
As of December 31, 2005, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2006	$1,007
2007	600
2009	300

Total	$1,907

Employment Agreement
The Company has employment agreements with key executives. Guaranteed compensation under these agreements are as follows:

Year

2006	$2,422
2007	1,755

Total	$4,177

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

11. INDUSTRY SEGMENTS, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS
The Company’s revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 58%, 51% and 52% of the Company’s consolidated revenues for the years ended December 31, 2003, 2004 and 2005, respectively, were from one customer in the Marketing Services segment.
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
Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation expense, and other unallocated corporate expenses. Identified assets are those assets used in the operations of the segments and include inventory, receivables, goodwill and other intangibles. Corporate assets consist of cash, certain corporate receivables, fixed assets and certain trademarks.
The primary measure of segment profit or loss reviewed by the chief operating decision maker is segment income (loss) before provision (benefit) for income taxes.
Industry Segments

	As of and For the Year Ended December 31, 2003
		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	189,261	$29,852	$—	$219,113

Segment income (loss) before provision (benefit) for income taxes	$27,717	$3,400	$(19,065)	$12,052

Fixed asset additions	$—	$—	$1,150	$1,150

Depreciation and amortization	$174	$128	$1,644	$1,946

Total assets	$86,218	$8,767	$33,345	$128,330

	As of and For the Year Ended December 31, 2004
		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	$211,526	$25,135	$—	$236,661

Segment income (loss) before provision (benefit) for income taxes	$12,362	$(9,337)	$(19,425)	$(16,400)

Fixed asset additions	$—	$—	$1,602	$1,602

Depreciation and amortization	$358	$—	$1,709	$2,067

Total assets	$98,866	$11,570	$22,877	$133,313

	As of and For the Year Ended December 31, 2005
		Consumer
	Marketing Services	Products	Corporate	Total

Total revenues	$197,182	$26,215	$—	$223,397

Segment income (loss) before provision (benefit) for income taxes	$(15,641)	$851	$(16,929)	$(31,719)

Fixed asset additions	$—	$—	$1,711	$1,711

Depreciation and amortization	$344	$—	$1,821	$2,165

Total assets	$48,215	$5,963	$13,566	$67,744

Information about the Company’s operations by geographical area is as follows:

	As of and For the Years Ended December 31,
	2003	2004	2005

Revenues:
United States	$171,819	$177,125	$171,995
International	47,294	59,536	51,402

Total revenues	$219,113	$236,661	$223,397

Income (loss) from operations:
United States	$8,195	$(14,893)	$(12,076)
International	3,468	(720)	(19,680)

Total income from operations	$11,663	$(15,613)	$(31,756)

Fixed assets, net:
United States	$3,244	$2,916	$2,984
International	565	2,113	587

Total fixed assets	$3,809	$5,029	$3,571

12. Related Party Transactions
On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI served as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003 (the “2003 Agreement”). On August 23, 2004, the Company entered into another advisory agreement with USCI for services during calendar 2004 (the “2004 Agreement”). Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series AA Stock. The Company’s agreements with USCI provided for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board. The 2003 Agreement set forth guidelines for fees payable upon successful completion of an acquisition transaction of $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement had an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee had absolute discretion in determining the amount, if any, of the success fee for any transaction. The 2004 Agreement did not include success fee guidelines. The USCI agreements provided for the payment of a refundable advance against success fees in the aggregate amount of $275 under the 2003 Agreement and $322 under the 2004 Agreement. The Company believes that these agreements enhanced its ability to analyze and close merger and acquisition transactions in a more cost effective manner than with traditional outside advisory firms. In connection with the acquisition of SCI Promotion, USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI Promotion acquisition. In connection with the February 2004 acquisition of Johnson Grossfield, USCI earned a success fee of $125. This success fee is recorded as a transaction cost of the Johnson Grossfield acquisition. In connection with the acquisition of Megaprint Group in November 2004, USCI earned a success fee of $322. This success fee is recorded as a transaction cost of the Megaprint Group acquisition. The Company did not extended its arrangement with USCI beyond 2004.

13. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31

2004
Revenues	$51,812	$51,778	$58,055	$75,016
Gross profit	$13,240	$13,763	$12,410	$9,039
Income (loss) from operations	$24	$(806)	$(1,638)	$(13,193)
Net income (loss) available to common stockholders	$(541)	$(905)	$(1,268)	$(8,470)
Basic income (loss) per share:
Income (loss) per share	$(0.09)	$(0.16)	$(0.22)	$(1.47)
Weighted average shares outstanding	5,739,603	5,758,370	5,758,888	5,759,052
Diluted income (loss) per share:
Income (loss) per share	$(0.09)	$(0.16)	$(0.22)	$(1.47)
Weighted average shares outstanding	5,739,603	5,758,370	5,758,888	5,759,052

	Three Months Ended
	March 31	June 30	September 30	December 31

2005
Revenues	$57,242	$58,102	$49,810	$58,243
Gross profit	$14,449	$16,885	$14,948	$15,026
Income (loss) from operations	$(600)	$1,247	$(2,640)	$(29,763	)(1)
Net income (loss) available to common stockholders	$(792)	$349	$(1,915)	$(39,014)
Basic income (loss) per share:
Income (loss) per share	$(0.14)	$0.06	$(0.33)	$(6.74)
Weighted average shares outstanding	5,765,938	5,785,202	5,788,042	5,792,517
Diluted income (loss) per share:
Income (loss) per share	$(0.14)	$0.06	$(0.33)	$(6.74)
Weighted average shares outstanding	5,765,938	6,005,326	5,788,042	5,792,517

(1.) Changes primarily attributable to the impairment charges in the fourth quarter. (See Note 3).
14. SUBSEQUENT EVENTS
On March 15, 2006, the Company’s Board of Directors announced that it approved the adoption of a stockholder rights plan (the “Rights Plan”) under which all stockholders of record as of March 26, 2006 would receive rights to purchase shares of a new series of preferred stock. The Rights Plan will expire unless stockholders approve its continuation at the Company’s 2008 annual meeting.
The Rights Plan is designed to enable all of the Company’s stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company, and is intended as a means to guard against abusive takeover tactics. The Rights Plan requires the Board to call a special meeting of stockholders to consider the redemption of the Rights Plan if a third party commences an all-cash tender offer which meets certain criteria specified in the Rights Plan.
The rights will be distributed as a non-taxable dividend. The rights will be exercisable only if a person or group acquires 10% or more of the Company’s Common Stock or announces a tender offer for 10% or more of the Common Stock. If a person or group acquires 10% or more of EMAK’s Common Stock, all rights holders except the buyer will be entitled to acquire the Company’s Common Stock at a discount. The intended effect will be to prevent acquisitions of more than 10% of the Company’s Common Stock without first negotiating with the Board. Existing stockholders of the Company who currently own more than 10% of the Common Stock are exempted from the terms of the Rights Plan unless and until any of them acquires additional shares of the Common Stock after March 15, 2006.
The rights will trade with the Company’s Common Stock, unless and until they are separated upon the occurrence of certain future events. The Board of Directors may terminate the Rights Plan or redeem the rights at any time prior to the time the rights are triggered. Additional details regarding the Rights Plan will be outlined in a summary to be mailed to all stockholders following the record date.
On March 27, 2006, the Company’s Board of Directors adopted a resolution terminating its stock repurchase program, as the Company is not planning on making any further stock repurchases.

On March 29, 2006, the Company signed a new credit facility (the “New Facility”) with Bank of America. The maturity date of the New Facility is March 29, 2009. The New Facility is secured by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The New Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The New Facility does not permit the payment of dividends on Series AA Preferred Stock in 2006. The restriction on dividends may be removed in 2007 subject to 2006 audited results and compliance with covenants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Inapplicable.

ITEM 9A.	CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Inapplicable
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers.” Information required by Item 10 of Part III regarding our Directors appears under the caption “ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to our Policy on Business Conduct and to our compliance with Section 16(a) of the 1934 Act is also set forth in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information relating to this item appears under the captions “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION AND RELATED MATTERS” and “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item appears under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information relating to this item appears under the caption “ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to this item appears under the caption “RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) List of documents filed as part of this Report.
          1. Financial Statements:

Note:	All other supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.
3. Exhibits:
3.1	Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Incorporation dated July 16, 2004. (2)

3.3	Certificate of Amendment of Certificate of Incorporation dated September 15, 2004. (2)

3.4	Amended and Restated Bylaws. (3)

3.5	Certificate of Designation of Series AA Senior Cumulative Convertible Preferred Stock of the Company, dated December 30, 2004. (4)

3.6	Certificate of Amendment of Certificate of Designation of Series AA Senior Cumulative Convertible Preferred Stock of the Company dated September 2, 2005. (5)

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 15, 2006. (6)

3.8	Rights Agreement dated as of March 15, 2006 between the Company and Continental Stock Transfer & Trust Company. (6)

10.1	Securities Purchase Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (7)

10.2	Registration Rights Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (7)

10.3	Exchange Agreement by and between Crown EMAK Partners, LLC and EMAK Worldwide dated as of December 30, 2004. (4)

10.4	Agreement of Lease dated July 17, 1998 between Miracle Mile, L.L.C. and Equity Marketing, Inc. (8)

10.5	Second Amendment to Office Lease by and between Lexington San Vicente Associates, LLC (successor to Miracle Mile, L.L.C.) and Equity Marketing, Inc.*

10.6	Agreement of Lease (18th Floor) effective September 1, 2005 between Wide Harvest Investment Ltd. and Equity Marketing Hong Kong, Ltd.*

10.7	Agreement of Lease (19th Floor) effective September 1, 2005 between Wide Harvest Investment Ltd. and Equity Marketing Hong Kong, Ltd.*

10.8	Agreement of Lease dated June 30, 1998, as amended August 27, 1998, March 31, 2000 and May 22, 2002 between 303 Wacker Realty L.L.C. and EMAK Worldwide, Inc. (as successor to Promotional Marketing, L.L.C., d/b/a Upshot).*

10.9	Loan and Security Agreement by and between Bank of America, N.A. and EMAK Worldwide, Inc. (and its domestic subsidiaries), dated March 29, 2006.*

10.10	Form of Director’s and Officer’s Indemnification Agreement. (9)

10.11	Amended and Restated 1996 Stock Option Plan. (10)

10.12	Non-Employee Director Stock Option Plan. (11)

10.13	Amended and Restated 2000 Stock Option Plan. (12)

10.14	2004 Non-Employee Director Stock Incentive Plan. (13)

10.15	2004 Stock Incentive Plan. (13)

10.16	Employment agreement dated as of October 3, 2005 between Equity Marketing, Inc. and Kim H. Thomsen. (14)

10.17	Employment agreement dated as of October 3, 2005 between Equity Marketing, Inc. and Jonathan Banks. (14)

10.18	Employment agreement dated as of November 9, 2005 between the Company and Jim Holbrook. (15)

10.19	Form of Resale Restriction Agreement. (16)

21.	Subsidiaries of the Registrant.*

23.	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Principal Executive Officer dated March 31, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Accounting Officer dated March 31, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer dated March 31, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Accounting Officer dated March 31, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 17, 2005, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated January 5, 2005, and incorporated herein by reference.

(5)	Previously filed with the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders dated April 28, 2005 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 15, 2006, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 11, 2000, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(13)	Previously filed with the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders dated April 26, 2004 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2005, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference.

(*)	Filed herewith
(b)	Exhibits Required by Item 601 of Regulation S-K
See Item 3. above.
(c)	Financial Statement Schedule
See Item 2. above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2006.

EMAK WORLDWIDE, INC.

By:	/s/ James L. Holbrook, Jr.

James L. Holbrook, Jr.
Chief Executive Officer
POWER OF ATTORNEY
We, the undersigned directors and officers of EMAK Worldwide, Inc. do hereby severally constitute and appoint James L. Holbrook, Jr., Teresa L. Tormey and Roy Dar and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James L. Holbrook, Jr.	Chief Executive Officer, Director	March 31, 2006
James L. Holbrook, Jr.	(Principal Executive Officer)

/s/ Roy Dar	Vice President, Controller	March 31, 2006
Roy Dar	(Principal Accounting Officer)

/s/ Stephen P. Robeck	Chairman, Director	March 31, 2006
Stephen P. Robeck

/s/ Barrie P. Berg	Director	March 31, 2006
Barrie P. Berg

/s/ Howard D. Bland	Director	March 31, 2006
Howard D. Bland

/s/ Jeffrey S. Deutschman	Director	March 31, 2006
Jeffrey S. Deutschman

/s/ Alfred E. Osborne, Jr.	Director	March 31, 2006
Alfred E. Osborne, Jr.

/s/ Daniel W. O’Connor	Director	March 31, 2006
Daniel W. O’Connor

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors
of EMAK Worldwide, Inc.:
Our audits of the consolidated financial statements referred to in our report dated March 30, 2006 appearing in the 2005 Annual Report to Shareholders of EMAK Worldwide, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, CA
March 30, 2006

EMAK WORLDWIDE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions	Additions
	Beginning of	Charged to	Charged to	Net		Balance at
CLASSIFICATION	of Year	Expenses	Revenues	Deductions		End of Year

Year Ended December 31, 2003
Allowances for doubtful accounts receivable and sales returns	$2,033	$277	$605	$(772	)(A)	$2,143
Inventory reserve	1,732	487	—	(1,554)		665
Restructuring reserves	229	366	—	(228)		367
Year Ended December 31, 2004
Allowances for doubtful accounts receivable and sales returns	$2,143	$48	$1,410	$(1,868	)(A)	$1,733
Inventory reserve	665	499	—	(424)		740
Restructuring reserves	367	56	—	(423)		—
Deferred tax asset valuation allowance	—	223	—	—		223
Year Ended December 31, 2005
Allowances for doubtful accounts receivable and sales returns	$1,733	$180	$1,247	$(1,422	)(A)	$1,738
Inventory reserve	740	1,719	—	(1,568)		891
Restructuring reserves	—	2,952	—	(1,117)		1,835
Deferred tax asset valuation allowance	223	14,390	—	—		14,613

(A)	Represents product returns, credits applied and accounts receivable written off, net of recoveries.