Form 10-Q
period 2006-03-31
EMAK Worldwide, Inc.
filed 2006-05-15
CIK 911151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common Stock, $.001 par value, 5,836,609 shares as of May 11, 2006.

EMAK WORLDWIDE, INC.
Index To Quarterly Report on Form 10-Q
Filed with the Securities and Exchange Commission
March 31, 2006

		Page
Part I.	Financial Information

	Item 1. Financial Statements	3

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4. Controls and Procedures	22

Part II.	Other Information

	Item 6. Exhibits	23
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
ASSETS

	December 31,	March 31,
	2005	2006
CURRENT ASSETS:
Cash and cash equivalents	$6,315	$3,336
Restricted cash	—	1,207
Accounts receivable (net of allowances of $1,738 and $1,113 as of December 31, 2005 and March 31, 2006, respectively)	29,375	23,676
Inventories, net (Note 2)	11,246	7,877
Prepaid expenses and other current assets	3,044	3,336

Total current assets	49,980	39,432
Fixed assets, net	3,571	3,731
Goodwill (Note 2)	12,855	12,878
Other intangibles, net (Note 2)	712	690
Other assets	626	603

Total assets	$67,744	$57,334

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	March 31,
	2005	2006
CURRENT LIABILITIES:
Short-term debt	$—	$—
Accounts payable	20,118	16,457
Accrued liabilities	17,342	12,738

Total current liabilities	37,460	29,195
LONG-TERM LIABILITIES	3,956	3,744

Total liabilities	41,416	32,939

COMMITMENTS AND CONTINGENCIES (Note 6)

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	22,518	22,518

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series AA issued and outstanding	—	—
Common stock, $.001 par value per share, 25,000,000 shares authorized, 5,799,442 and 5,836,609 shares outstanding as of December 31, 2005 and March 31, 2006, respectively	—	—
Additional paid-in capital	26,422	24,823
Accumulated deficit	(5,918)	(8,006)
Accumulated other comprehensive income	2,699	2,729

	23,203	19,546
Less—
Treasury stock, 3,167,258 shares, at cost, as of December 31, 2005 and March 31, 2006	(17,669)	(17,669)
Unearned compensation	(1,724)	—

Total stockholders’ equity	3,810	1,877

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$67,744	$57,344

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2006
REVENUES	$57,242	$42,686
COST OF SALES	42,793	32,353

Gross profit	14,449	10,333

OPERATING EXPENSES:
Salaries, wages and benefits	8,330	6,855
Selling, general and administrative	6,002	4,960
Integration costs	45	—
Restructuring charge	583	606
ERP reimplementation costs	89	17

Total operating expenses	15,049	12,438

Loss from operations	(600)	(2,105)
OTHER INCOME (EXPENSE), net	(105)	34

Loss before provision (benefit) for income taxes	(705)	(2,071)
PROVISION (BENEFIT) FOR INCOME TAXES	(288)	17

Net loss	(417)	(2,088)
PREFERRED STOCK DIVIDENDS	375	375

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(792)	$(2,463)

BASIC LOSS PER SHARE	$(0.14)	$(0.42)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,765,938	5,806,203

DILUTED LOSS PER SHARE	$(0.14)	$(0.42)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,765,938	5,806,203

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2006
NET LOSS	$(417)	$(2,088)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments (Note 2)	(647)	87
Unrealized gain (loss) on foreign currency (Note 2) forward contracts	348	(57)

COMPREHENSIVE LOSS	$(716)	$(2,058)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(417)	$(2,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	568	401
Provision for doubtful accounts	47	—
Gain on asset disposal	(5)	—
Stock-based compensation expense	181	194
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	12,979	5,732
Inventories	1,755	3,398
Prepaid expenses and other current assets	(1,118)	(345)
Other assets	(176)	25
Accounts payable	(6,111)	(3,322)
Accrued liabilities	(2,642)	(4,446)
Long-term liabilities	(305)	(213)

Net cash provided by (used in) operating activities	4,756	(664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(448)	(469)
Restricted cash	—	(1,207)
Proceeds from sale of fixed assets	11	5
Payment for purchase of Megaprint Group	—	(313)

Net cash used in investing activities	(437)	(1,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(375)	(375)
Borrowings under line of credit	12,800	—
Repayment under line of credit	(15,941)	—

Net cash used in financing activities	(3,516)	(375)

Net increase (decrease) in cash and cash equivalents	803	(3,023)
Effects of exchange rate changes on cash and cash equivalents	(57)	44
CASH AND CASH EQUIVALENTS, beginning of period	4,406	6,315

CASH AND CASH EQUIVALENTS, end of period	$5,152	$3,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$118	$59

Income tax refunds, net	$(434)	$(333)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
NOTE 1 — ORGANIZATION AND BUSINESS
EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (the “Company”), is a leading global integrated marketing services company. We focus on the design and execution of strategy-based marketing programs providing measurable results for our clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. EMAK is headquartered in Los Angeles, with operations in Chicago, Frankfurt, London, Paris, the Netherlands, Hong Kong and Shanghai. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the U.S. dollar.
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Net Income Per Share
Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Net income (loss) available to common stockholders represents reported net income (loss) less preferred stock dividend requirements.
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an antidilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the three months ended March 31, 2005 and 2006. Options to purchase 2,630,528 and 2,509,803 shares of common stock, $.001 par value per share (the “Common Stock”), as of March 31, 2005 and 2006, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended March 31, 2005 and 2006, preferred stock convertible into 1,694,915 shares of Common Stock was excluded in the computation of diluted EPS. Excluded from the computation of diluted EPS are restricted stock units of 202,525 and 230,461 units for the three months ended March 31, 2005 and 2006, respectively, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share” (“EITF 03-6”):

	For the Three Months Ended March 31,
	2005			2006
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(792)	5,765,938	$(0.14)	$(2,463)	5,806,203	$(0.42)

Effect of dilutive securities:
Options and warrants	—	—		—	—
Restricted stock units	—	—		—	—

Dilutive EPS:
Loss available to common stockholders	$(792)	5,765,938	$(0.14)	$(2,463)	5,806,203	$(0.42)

Restricted Cash
During the first quarter of 2006, the Company’s Logistix (U.K.) subsidiary entered into an agreement with Hong Kong Shanghai Bank Corp. (“HSBC”), under which HSBC issued a guarantee of up to 1,000 EURO (approx $1,200) to one of Logistix’s vendors in exchange for the deposit of the same amount into an interest bearing restricted cash account with HSBC. Logistix (U.K.) does not have access to the cash until the guarantee expires on August 31, 2006. The guarantee from HSBC enabled Logistix (U.K.) to secure more favorable payment terms from a new vendor supplying significant quantities of goods.
Supplemental Cash Flow Information
In March 2006, the Company issued 36,142 shares with a market value of $306 as a partial payment of contractual bonuses for two executives. The contractual bonuses earned by the two executives for 2005 performance totaled $1,224 and were recorded as accrued liabilities in the Company’s consolidated balance sheet as of December 31, 2005. Under the terms of the employment agreements, such bonuses are payable 25% in common stock and the remainder in cash. The cash portion of the bonuses was also paid in March 2006.
Change in Accounting Principle
Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation expense was recognized in the statements of operations for these employee stock options.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified-prospective transition method. Accordingly, results for prior periods have not been restated.
Beginning January 1, 2006 and in connection with the adoption of SFAS No. 123(R), the Company recognizes the cost of all new employee share-based payment awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. In accounting for the income tax benefits associated with employee exercises of share-based payments, the Company has elected to adopt the alternative simplified method as permitted by FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Accounting for the Tax Effects of Share-Based Payment Awards”. FSP No. FAS 123(R)-3 permits the adoption of either the transition guidance described in SFAS No. 123(R) or the alternative simplified method specified in the FSP to account for the income tax effects of share-based payment awards. In determining when additional tax benefits associated with share-based payment exercises are recognized, the Company follows the ordering of deductions of the tax law, which allows deductions for share-based payment exercises to be utilized before previously existing net operating loss carryforwards. In computing dilutive shares under the treasury stock method, the Company does not reduce the tax benefit amount within the calculation for the amount of deferred tax assets that would have been recognized had the Company previously expensed all share-based payment awards.

Inventories
Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2005 and March 31, 2006, inventories consisted of the following:

	December 31,	March 31,
	2005	2006
Production-in-process	$2,483	$1,770
Finished goods	8,763	6,107

Total inventories, net	$11,246	$7,877

Foreign Currency Translation
Net foreign exchange gains or losses resulting from the translation of foreign subsidiaries’ accounts whose functional currency is not the United States dollar are recognized as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For such subsidiaries, accounts are translated into United States dollars at the following rates of exchange: assets and liabilities at period-end exchange rates, equity accounts at historical rates, and income and expense accounts at average exchange rates during the period.
For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction gains (losses) included in net loss for the quarters ended March 31, 2005 and 2006 were $(5) and $41, respectively.
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
The Company’s Logistix (U.K.) subsidiary entered into foreign currency forward contracts aggregating 1,869 GBP to sell Euros in exchange for British pounds and United States dollars and to sell British pounds in exchange for United States dollars. The contracts will expire by September 2006. At March 31, 2006, the foreign currency forward contracts had an estimated fair value of (3) GBP. The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2006. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.
Goodwill and Other Intangibles
The change in the carrying amount of goodwill from $12,855 as of December 31, 2005 to $12,878 as of March 31, 2006 reflects an increase due to a foreign currency translation adjustment of $23. $8,245 of the goodwill balance relates to the Agency Services segment and $4,633 relates to the Promotional Products segment.
The change in the carrying amount of identifiable intangibles from $712 as of December 31, 2005 to $690 as of March 31, 2006 reflects: a decrease of $30 for amortization expense and an increase due to a foreign currency translation adjustment of $8. A portion of identifiable intangibles are subject to amortization and are reflected as other intangibles in the condensed consolidated balance sheets.
On March 31, 2006, the Company released 180 GBP ($313) to the former shareholders of Megaprint Group Limited (acquired November 10, 2004) related to a purchase price holdback under the terms of the Stock Purchase Agreement between the Company and Megaprint Group Limited. The holdback was recorded as an accrued liability as of the acquisition date. As a result, the release of the holdback had no impact on goodwill for the three months ended March 31, 2006.
ERP reimplementation costs
The Company recorded enterprise resource planning (“ERP”) reimplementation costs of $89 and $17 for the three months ended March 31, 2005 and 2006, respectively. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.
NOTE 3 — LINE OF CREDIT
On March 29, 2006, the Company entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The Facility does not permit the payment of dividends on Series AA Preferred Stock in 2006. The restriction on dividends may be removed in 2007 subject to 2006 audited results and compliance with covenants. As of March 31, 2006, the Company was in compliance with the restrictions and covenants. As of March 31, 2006, $0 was outstanding under the Facility.
Letters of credit outstanding under the Company’s prior credit facility and Facility as of December 31, 2005 and March 31, 2006 totaled $2,763 and $1,447, respectively.
In addition to the Facility, in October, 2003 the Company’s Logistix (U.K.) agency established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2005 and March 31, 2006, $0 was outstanding under this facility.

NOTE 4 — RESTRUCTURING
In 2004, the Company finalized a decision to pursue the wind-down of a substantial majority of its Consumer Products business. The Company’s determination was to significantly scale back this business during 2005 while exiting a substantial majority of the business permanently as soon as is feasible. As a result of the wind-down, in the fourth quarter of 2004, the Company recorded a pre-tax charge of $7,722 relating to minimum royalty guarantee shortfalls on several Consumer Products licenses. This charge was determined based on contractual commitments as of December 31, 2004 and reflected our decision not to fully exploit these licenses. Approximately $3,000 of this pre-tax charge was non-cash for write-offs of long-term royalty advances. The charge was recorded as minimum royalty guarantee shortfalls in the consolidated statement of operations for the year ended December 31, 2004.
On May 18, 2005, the Company reached a settlement with one of its licensors affecting several licenses. Under the terms of the settlement, the Company agreed to forgo its rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. The Company retained product distribution rights under the licenses for 2005. As a result of this settlement, the Company’s overall commitment for royalty guarantees was reduced by approximately $4,000. The Company paid the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. The reversal was recorded as a minimum royalty guarantee shortfall gain in the consolidated statements of operations for the year ended December 31, 2005. Of the remaining accrual, all but $270 has been paid as of March 31, 2006. The Company continues to monitor royalty accruals in light of the wind-down and continue our negotiations with licensors for the termination of other license agreements.
In 2005, in connection with the Consumer Products wind-down, the Company incurred a charge for one-time employee termination benefits and other costs totaling approximately $746. Of this amount, $583, was incurred during the three months ended March 31, 2005. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the Consumer Products segment. Of the $746 of costs incurred to date, $677 has been paid as of March 31, 2006.
In 2005, the Company eliminated several centralized corporate positions as a result of a realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $622 in 2005. For the three months ended March 31, 2006, the Company incurred an additional $165 for employee termination benefits. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the corporate segment. Of the $787 of costs incurred to date, $496 has been paid as of March 31, 2006. All remaining costs are expected to be paid by August 31, 2006.
In 2005, the Company eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs totaling $568 in 2005. For the three months ended March 31, 2006, the Company incurred an additional $78 for employee termination benefits. Such costs are recorded as a restructuring charge in the condensed consolidated statements of operations. The entire amount is attributable to the Promotional Products segment. Of the $646 of costs incurred to date, $141 has been paid as of March 31, 2006.
In 2005, the Company made the determination to close the Company’s Minneapolis office effective October 31, 2005. The Company recorded a charge of approximately $192 for one-time employee termination benefits related to the closure of the Minneapolis office. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the Promotional Products segment. Of the $192 of costs incurred to date, $170 has been paid as of March 31, 2006. These costs are expected to be paid by June 30, 2006.
In 2005, the Company made a decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with its Los Angeles office. The Company recorded a charge for one-time employee termination benefits and other costs totaling $640 in 2005. For the three months ended March 31, 2006, the Company incurred an additional $363 for employee termination benefits and other costs. The entire amount is attributable to the Promotional Products segment. Of the $1,003 of costs incurred to date, $416 has been paid as of March 31, 2006.
In 2005, the Company made the determination to sublease approximately 15,000 square feet of its Los Angeles office space. The space was sublet effective December 15, 2005 for a term ending December 31, 2009 (the expiration of the master lease term). The Company recorded a charge of $184 for the estimated loss on the sublease over the term. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the corporate segment. Of the $184 of costs incurred to date, $95 of the costs has been paid for brokerage services and $6 has been amortized as of March 31, 2006.

NOTE 5 — SEGMENTS
The Company has identified three reportable segments through which it conducts its continuing operations: Agency Services, Promotional Products and Consumer Products. As a result of recent changes in management and agency structure and to be consistent with the way management now views business units internally, the Company now reports its marketing services business as two separate reportable segments: Agency Services and Promotional Products. This reflects the changes in the structure and format of internal management reports provided to the chief operating decision maker. The factors for determining the reportable segments were based on the distinct nature of their operations. Each segment is responsible for executing a unique business strategy. The Agency Services segment provides various services such as strategic planning and research, entertainment marketing, promotion, event marketing, collaborative marketing, retail design, and environmental branding. The Agency Services segment is a service-based business whose revenues are derived either from fees for hours worked or from fixed price retainer contracts. The Promotional Products segment designs and contracts for the manufacture of promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional Products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are often based. The Promotional Products segment manufactures product to order and derives its revenues primarily from the sale of such product to its clients. The Consumer Products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers. Certain information presented in the tables below have been restated to conform to the current management structure as of January 1, 2006.
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
Industry Segments

	As of and For the Three Months Ended March 31, 2005
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total

Total revenues	$4,432	$46,226	$6,584	$—	$57,242

Segment income (loss) before provision (benefit) for income taxes	$618	$3,482	$(545)	$(4,260)	$(705)

Fixed asset additions	—	$—	$—	$448	$448

Depreciation and amortization	—	$106	$—	$462	$568

Total assets	13,013	$73,044	$9,442	$24,015	$119,514

	As of and For the Three Months Ended March 31, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total

Total revenues	$8,295	$31,886	$2,505	$—	$42,686

Segment income (loss) before provision (benefit) for income taxes	$1,276	$415	$(48)	$(3,714)	$(2,071)

Fixed asset additions	—	$—	$—	$469	$469

Depreciation and amortization	—	$29	$—	$372	$401

Total assets	$14,328	$27,522	$3,261	$12,223	$57,334

NOTE 6—COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company has operating leases for its properties and equipment, which expire at various dates through 2014.
Future minimum lease payments under non-cancelable operating leases as of March 31, 2006 are as follows:

Year

2006 (remainder of)	$3,430
2007	4,169
2008	3,931
2009	3,791
2010	787
Thereafter	1,912

Total	$18,020

Aggregate rental expenses for operating leases were $956 and $824 for the three months ended March 31, 2005 and 2006, respectively.
Guaranteed Royalties
For the three months ended March 31, 2005 and 2006, the Company incurred $1,026 and $276, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of March 31, 2006, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2006 (remainder of)	$556
2007	600
2008	300

Total	$1,456

License agreements for certain copyrights and trademarks in the Consumer Products segment require minimum commitments for advertising over the respective terms of the licenses. The commitment for advertising expenditures is determined as a percentage of the sales (typically up to 10 percent) of certain licensed properties over the terms of their respective agreements.
Employment Agreements
The Company has employment agreements with key executives. Guaranteed compensation under these agreements as of March 31, 2006 are as follows:

Year

2006 (remainder of)	$1,895
2007	1,755

Total	$3,650

NOTE 7—STOCK BASED COMPENSATION
The Company has three stock compensation plans, which are more fully described in Note 8 to the Consolidated Financial Statements in its 2005 Annual Report on Form 10-K. Under the plans, the Company has the ability to grant stock options, restricted stock, restricted stock units (“RSUs”), stock bonuses, stock appreciation rights or performance units. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of four years from the date of grant. Such stock options were granted with exercise prices at or above the fair market value of the Company’s common stock on the date of grant.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its employee stock compensation plans. All employee stock options were granted at or above the grant date market price and, accordingly, no compensation expense was recognized in the statements of operations for these employee stock options. Instead, the amount of compensation expense that would have resulted if the Company had applied the fair value recognition provisions of SFAS No. 123 was included as a proforma disclosure in the financial statement footnotes.
In accordance with SFAS No. 123(R), the Company reclassified $1,724 from the unearned compensation line item within stockholders’ equity to additional paid-in capital. The Company recorded this reclassification upon adoption of SFAS No. 123(R) on January 1, 2006.
Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $0 during the three months ended March 31, 2006. Excess tax benefits reflected as an operating cash inflow totaled $0 during the three months ended March 31, 2005.
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
The Board of Directors’ decision to accelerate the vesting of these options was in based upon the elimination of compensation expense to be recorded subsequent to the effective date of SFAS 123(R). In addition, the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation and employee retention. The future compensation expense that was eliminated as a result of the acceleration of the vesting of these options is approximately $1,100. No options were granted during the three months ended March 31, 2005 and 2006.
The Company recognized no compensation expense for stock options during the three months ended March 31, 2006 as a result of the Company’s decision to accelerate the vesting of options mentioned above. As discussed above, prior to January 1, 2006, no compensation expense was recognized in the statements of operations for stock options. Had compensation expense in 2005 for nonqualified stock options granted been determined based on their fair value at the grant date, consistent with the fair value method of accounting prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three months ended March 31, 2005 would have been adjusted as follows:

Three Months Ended
March 31,
2005
Net loss — as reported	$(417)
Plus:
Stock-based compensation expense, net of tax included in reported net loss	107
Less:
Compensation expense (a)	84

Net loss — pro forma	$(394)

Loss per share:
Basic loss per share, as reported	$(0.14)
Pro forma basic loss per share	$(0.13)

Diluted loss per share, as reported	$(0.14)
Pro forma diluted loss per share	$(0.13)
(a) Determined under fair value based method for all awards, net of tax.

Stock Options
The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans during the three months ended March 31, 2006:

			Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2006	1,733,970	$12.64

Granted	—	—

Exercised	—	—

Forfeited	—	—

Canceled	—	—

Outstanding at March 31, 2006	1,733,970	$12.64	6.24	$158

Exercisable at March 31, 2006	1,733,970	$12.64	6.24	$158

The intrinsic value of stock options is the difference between the current market value and the exercise price. No options were exercised during the three months ended March 31, 2006.
Restricted Stock and Restricted Stock Units
The aggregate fair market value of the Company’s restricted stock and RSU grants is being amortized to compensation expense over the vesting period (typically 4 years). Compensation expense recognized related to grants of restricted stock and RSU’s to certain employees and non-employee Board members was $181 and $194 for the three months ended March 31, 2005 and 2006, respectively. As of March 31, 2006, there was approximately $1,500 of unrecognized compensation cost related to unvested restricted stock and RSUs. This cost is expected to be recognized over a weighted average of 2.1 years.
The following table summarizes the number and weighted average grant date fair value of the Company’s unvested restricted stock and RSUs as of March 31, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2006	177,110	$12.00

Granted	—	—

Vested	(7,065)	$9.50

Forfeited	(15,812)	$12.16

Unvested at March 31, 2006	154,233	$12.10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as expressly indicated or unless the context otherwise requires, as used herein,”EMAK,” the “Company,” “we,” ”our,” or “us,” means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.
Organization and Business
EMAK Worldwide, Inc., a Delaware corporation and subsidiaries, is a leading global integrated marketing services company. We focus on the design and execution of strategy-based marketing programs providing measurable results for our clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotion, event marketing, collaborative marketing, retail design and environmental branding. EMAK is headquartered in Los Angeles, with operations in Chicago, Frankfurt, London, Paris, the Netherlands, Hong Kong and Shanghai. The Company primarily sells to customers in the United States and Europe.
Our Equity Marketing agency services our largest client, Burger King. Equity Marketing serves as Burger King’s primary creative and manufacturing agency for its Kids Meals business. In addition, in the second half of 2004, Equity Marketing expanded its role with Burger King and is now the agency of record for promotional categories outside of the kids segment, including Adult Promotions and Youth & Family Promotions. Equity Marketing operates in both our Promotional Products and Agency Services segments.
Our Upshot agency is a strategic marketing agency with expertise in promotion, event and collaborative marketing, retail design and environmental design and branding. Upshot has experience across a broad array of industries, including apparel, automotive, beer, candy, consumer packaged goods, financial services, greeting cards, home electronics, hospitality, government services, pharmaceuticals, soft drinks, spirits, telecommunications and timeshares. Upshot operates in our Agency Services segment. Our Logistix agency is comprised of Logistix (U.K.), Logistix (U.S.), SCI Promotion, Megaprint Group and Pop Rocket. Logistix is an insight driven marketing services agency specializing in product-based solutions. Logistix operates in our Promotional Products, Agency Services and Consumer Products segments.
Overview
Revenues for the first quarter of 2006 decreased 25.4% or $14,556 to $42,686 as compared to $57,242 recorded in the prior year. This resulted in a net loss of $2,088 in the current year quarter compared to a net loss of $417 in the first quarter of 2005.
The decrease in revenues is primarily due to lower unit volumes purchased by our largest client. This decrease was anticipated, as the client’s promotional calendar for 2005 was boosted by three programs tied to a “blockbuster” film series (Lucasfilm’s Star Wars® movies). Revenues were also lower compared to the prior year period because of the loss of Subway as a client and the wind-down of our Consumer Products business. To a lesser degree, the continuation of trends at our Logistix (U.K.) agency also contributed to the decline in revenues. The decreased revenues were partially offset by an increase in revenues at Upshot resulting from work performed for a new pillar client.
Our efforts to streamline the organization’s cost structure are beginning to have a visible impact as operating expenses in the first quarter were $2,611 lower than in the first quarter of 2005 (a decrease of 17.3%). We will continue to take action to align costs with current and anticipated revenue levels. Further reductions in operating expenses will be more pronounced in the third and fourth quarters of 2006 and beyond.
Our March 29 backlog for 2006 was $110 million. This figure is approximately 27% lower than it was at a similar point last year as a result of the wind-down of Consumer Products, the loss of Subway and lower unit volumes expected for our largest client. As discussed above, revenues for our largest client in 2005 were boosted by promotional programs tied to Lucasfilm’s Star Wars® movies. For our Consumer Products segment, we have only two remaining toy lines for all of 2006, JoJo’s Circus™ and Crayola®. In 2005, these two toy lines represented 40% of our Consumer Products revenues.
As we look ahead, we would characterize 2006 as a rebuilding year as we implement new strategies:
•	To properly position our agencies for relevance with our clients;

•	To leverage the expertise of our employees;

•	To consistently drive sustainable growth; and

•	To effectively manage our operating expenses.

Results of Operations
The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months
	Ended March 31,
	2005	2006
Revenues	100.0%	100.0%
Cost of sales	74.8	75.8

Gross profit	25.2	24.2

Operating expenses:
Salaries, wages and benefits	14.5	16.1
Selling, general and administrative	10.5	11.6
Integration costs	0.1	—
Restructuring charge	1.0	1.4
ERP reimplementation costs	0.2	0.0

Total operating expenses	26.3	29.1

Loss from operations	(1.1)	(4.9)
Other income (expense), net	(0.2)	0.0

Loss before provision (benefit) for income taxes	(1.3)	(4.9)
Provision (benefit) for income taxes	(0.5)	0.0

Net loss	(0.8)%	(4.9)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 (In Thousands):
Revenues
Revenues for the three months ended March 31, 2006 decreased $14,556, or 25.4%, to $42,686 from $57,242 in the comparable period in 2005. Promotional Products revenues decreased $14,340, or 31.0%, to $31,886 primarily attributable to lower revenues at our Equity Marketing agency as a result of a reduction in unit volumes for promotional programs from its largest client and the loss of revenues from former client Subway Restaurants. The lower Promotional Products revenues are also attributable to lower revenues at our Logistix (U.K.) business as a result of a reduction in the number and size of promotional programs for its largest client. The decrease in Logistix (U.K.) revenues is the result of fewer programs awarded to this agency from their largest client in the first quarter 2006 compared to the same period in 2005. Net foreign currency translation had an unfavorable impact to revenues of approximately $701 for Logistix (U.K.) versus the prior year period average exchange rates.
Our Agency Services segment revenues increased $3,863, or 87.2%, to $8,295. The increase is primarily attributable to increased Upshot revenues for promotional work performed for Miller Brewing Company in the U.S. In March 2005, Upshot was one of two agencies selected for the promotional business of Miller Brewing Company and promotional work began in April 2005.
Our Consumer Products segment revenues decreased $4,079, or 62.0%, to $2,505. The decrease is primarily attributable to the wind-down of the business. The majority of the Consumer Products license agreements expired in December 2005. Our first quarter 2006 Consumer Product revenues were primarily comprised of Crayola®, Baby Einstein™ and JoJo’s Circus™ product.
Cost of sales and gross profit
Cost of sales decreased $10,440 to $32,353 (75.8% of revenues) for the three months ended March 31, 2006 from $42,793 (74.8% of revenues) in the comparable period in 2005 primarily due to lower sales volume in 2006.
Our gross margin percentage decreased to 24.2% for the three months ended March 31, 2006 from 25.2% in the comparable period for 2005. This decrease is the result of a higher level of direct outside costs in the first quarter of 2006, which has low to no margin.
The gross profit percentage for our Promotional Products segment for the three months ended March 31, 2006 decreased to 23.9% compared to 24.8% for the comparable period in 2005. This decrease is attributable to the lower margins programs in Europe for Logistix (U.K.).

The gross profit percentage for our Agency Services segment for the three months ended March 31, 2006 decreased to 24.5% compared to 32.3% for the comparable period in 2005. This decrease is attributable to a higher level of direct outside costs in the first quarter of 2006. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.
The gross profit percentage for our Consumer Products segment for the three months ended March 31, 2006 increased to 27.5% compared to 23.8% for the comparable period in 2005. This increase in the margin is attributable a higher percentage of the sales in the first quarter of 2006 being derived from higher margin Crayola® product.
Salaries, wages and benefits
Salaries, wages and benefits decreased $1,475, or 17.7%, to $6,855 (16.1% of revenues) for the three months ended March 31, 2006 from $8,330 (14.5% of revenues) in the comparable period for 2005. This decrease was primarily attributable to a reduction in personnel as a result of our restructuring initiatives designed to streamline operations.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1,042, or 17.4%, to $4,960 (11.6% of revenues) for the three months ended March 31, 2006 from $6,002 (10.5% of revenues) in the comparable period for 2005. The decrease is attributable to a reduction in commission, freight out and third party warehousing expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease was also attributable to lower occupancy costs resulting from the termination of the office lease in Minneapolis as well as due to the sublease of a portion of the premises at our Los Angeles office. This was partially offset by an increase in legal fees and other outside services costs incurred in connection with a now resolved proxy contest.
Integration costs
We recorded integration costs of $0 for the three months ended March 31, 2006 compared to $45 (0.1% of revenues) for the same period in 2005. These are primarily travel, training and consulting costs directly related to the integration of Megaprint Group.
Restructuring charge
We recorded a restructuring charge of $606 (1.4% of revenues) for the three months ended March 31, 2006 compared to $583 (1.0% of revenues) for the same period in 2005. This charge represents severance expenses and other termination costs related to the reorganization of the SCI Promotions agency and the elimination of a centralized management position. The restructuring charge in 2005 represents severance expenses and other termination costs resulting from our decision to wind down substantially all of our consumer products business, Pop Rocket. See “Restructuring” below.
ERP reimplementation costs
We recorded enterprise resource planning (“ERP”) reimplementation costs of $17 (0.0% of revenues) for the three months ended March 31, 2006 compared to $89 (0.2% of revenues) for the same period in 2005. This represents consulting costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.
Other income (expense)
Other income increased $139 to $34 for the three months ended March 31, 2006 from $(105) in the comparable period for 2005. The increase is primarily due to a decrease in interest expense relating to short-term borrowings compared to the same period in 2005 and due to foreign currency gains as a result of the strengthening of the British pound relative to the U.S. dollar.
Provision (benefit) for income taxes
The effective tax rate for the three months ended March 31, 2006 was (0.0)% compared to 40.9% for the same period in 2005. In 2006, we recorded a tax provision for our Asia-based operations and recognized no tax benefit from our losses in the United States and the United Kingdom.

Net loss
Net loss increased $1,671 to $(2,088) ((4.9)% of revenues) in 2006 from a $(417) ((0.8)% of revenues) in 2005 primarily due to the decrease in gross margins on lower revenues in 2006 compared to 2005. This was partially offset by a decrease in salaries, wages and benefits and selling, general and administrative expenses as a result of our restructuring initiatives.
Financial Condition and Liquidity
At March 31, 2006, cash and cash equivalents were $3,336, compared to $6,315 as of December 31, 2005. At March 31, 2006, restricted cash was $1,207, compared to $0 as of December 31, 2005. The decrease in cash and cash equivalents was attributable to cash flows used in operating and investing activities.
As of March 31, 2006, working capital was $10,237 compared to $12,520 at December 31, 2005. Cash used in operations for the three months ended March 31, 2006 was $664 compared to cash provided of $4,756 in the prior year. Cash flows used in operations in the three months ended March 31, 2006 were primarily the result cash used to pay down accounts payable and accrued liabilities from fourth quarter 2005 promotional programs. Cash flows used in investing activities for the three months ended March 31, 2006 were $1,984 compared to $437 in the prior year. This increase is primarily the result of restricted cash used to fund a bank guarantee to a new vendor of our Logistix (U.K.) subsidiary. In addition, the former Megaprint shareholders were paid $313 upon release of a purchase price holdback. Cash flows used in financing activities for the three months ended March 31, 2006 were $375 compared to $3,516 in the prior year as a result of a net repayment of short-term borrowings for the three months ended March 31, 2005. We had no debt as of December 31, 2005 and as of March 31, 2006.
As of March 31, 2006, our net accounts receivable decreased $5,699 to $23,676 from $29,375 at December 31, 2005. The decrease was expected due to the seasonal nature of our business, as the fourth quarter tends to be the highest volume quarter of the year resulting in our highest accounts receivable levels each year. The decrease is also attributable to the wind-down of Consumer Products.
As of March 31, 2006, inventories decreased $3,369 to $7,877 from $11,246 at December 31, 2005. This decrease is attributable to shipments of promotional products in the Promotional Products segment related to first quarter 2006 programs. This decrease is also attributable to reduced inventory levels in the Consumer Products segment as a result of the wind-down. Consumer Products inventories represent 24.2% and 23.2% of total inventories as of December 31, 2005 and March 31, 2006, respectively. Promotional product inventory used in Promotional Products generally has lower risk than Consumer Product inventory, as it usually represents product made to order.
As of March 31, 2006, accounts payable decreased $3,661 to $16,457 from $20,118 at December 31, 2005. This decrease was attributable to the payment of liabilities related to fourth quarter 2005 promotional programs. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year.
As of March 31, 2006, accrued liabilities decreased $4,604 to $12,738 from $17,342 at December 31, 2005. This decrease is primarily attributable to royalty payments resulting from the minimum royalty guarantee shortfall recorded in 2004 and the payment of 2005 bonuses.
As of the date hereof, we believe that cash from operations, cash on hand at March 31, 2006 and our credit facility will be sufficient to fund our working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.
Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of March 31, 2006 are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

Operating Leases	$3,430	$4,169	$3,931	$3,791	$787	$1,912	$18,020
Guaranteed Royalties	556	600	300	—	—	—	1,456
Employment Agreements	1,895	1,755	—	—	—	—	3,650

Total	$5,881	$6,524	$4,231	$3,791	$787	$1,912	$23,126

We had no material commitments for capital expenditures at March 31, 2006. Letters of credit outstanding as of December 31, 2005 and March 31, 2006 totaled $2,763 and $1,447, respectively.

Restructuring
In 2004, we finalized a decision to pursue the wind-down of a substantial majority of our Consumer Products business. Our determination was to significantly scale back this business during 2005 while exiting a substantial majority of the business permanently as soon as is feasible. As a result of the wind-down, in the fourth quarter of 2004, we recorded a pre-tax charge of $7,722 relating to minimum royalty guarantee shortfalls on several Consumer Products licenses. This charge was determined based on contractual commitments as of December 31, 2004 and reflected our decision not to fully exploit these licenses. Approximately $3,000 of this pre-tax charge was non-cash for write-offs of long-term royalty advances. The charge was recorded as minimum royalty guarantee shortfalls in the consolidated statement of operations for the year ended December 31, 2004.
On May 18, 2005, we reached a settlement with one of our licensors affecting several licenses. Under the terms of the settlement, we agreed to forgo our rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retained product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees was reduced by approximately $4,000. We paid the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded our initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. The reversal was recorded as a minimum royalty guarantee shortfall gain in the consolidated statements of operations for the year ended December 31, 2005. Of the remaining accrual, all but $270 has been paid as of March 31, 2006. We continue to monitor royalty accruals in light of the wind-down and continue our negotiations with licensors for the termination of other license agreements.
In 2005, in connection with the Consumer Products wind-down, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $746. Of this amount, $583, was incurred during the three months ended March 31, 2005. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the Consumer Products segment. Of the $746 of costs incurred to date, $677 has been paid as of March 31, 2006.
In 2005, we eliminated several centralized corporate positions as a result of a realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $622 in 2005. For the three months ended March 31, 2006, we incurred an additional $165 for employee termination benefits. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the corporate segment. Of the $787 of costs incurred to date, $496 has been paid as of March 31, 2006. All remaining costs are expected to be paid by August 31, 2006.
In 2005, we eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs totaling $568 in 2005. For the three months ended March 31, 2006, we incurred an additional $78 for employee termination benefits. Such costs are recorded as a restructuring charge in the condensed consolidated statements of operations. The entire amount is attributable to the Promotional Products segment. Of the $646 of costs incurred to date, $141 has been paid as of March 31, 2006.
In 2005, we made the determination to close our Minneapolis office effective October 31, 2005. We recorded a charge of approximately $192 for one-time employee termination benefits related to the closure of the Minneapolis office. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the Promotional Products segment. Of the $192 of costs incurred to date, $170 has been paid as of March 31, 2006. These costs are expected to be paid by June 30, 2006.
In 2005, we made a decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with our Los Angeles office. We recorded a charge for one-time employee termination benefits and other costs totaling $640 in 2005. For the three months ended March 31, 2006, we incurred an additional $363 for employee termination benefits and other costs. The entire amount is attributable to the Promotional Products segment. Of the $1,003 of costs incurred to date, $416 has been paid as of March 31, 2006.
In 2005, we made the determination to sublease approximately 15,000 square feet of our Los Angeles office space. The space was sublet effective December 15, 2005 for a term ending December 31, 2009 (the expiration of the master lease term). We recorded a charge of $184 for the estimated loss on the sublease over the term. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the corporate segment. Of the $184 of costs incurred to date, $95 of the costs has been paid for brokerage services and $6 has been amortized as of March 31, 2006.

Credit Facilities
On March 29, 2006, we entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of our assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. We are also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The Facility does not permit the payment of dividends on Series AA Preferred Stock in 2006. The restriction on dividends may be removed in 2007 subject to 2006 audited results and compliance with covenants. As of March 31, 2006, we were in compliance with the restrictions and covenants. As of March 31, 2006, $0 was outstanding under the Facility.
In addition to the Facility, in October, 2003 our Logistix (U.K.) agency established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2005 and March 31, 2006, $0 was outstanding under this facility.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005. Our exposure to market risks has not changed materially since December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the reporting period covered by this quarterly report on Form 10-Q. Based on such evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to the Company.
Changes in Internal Control Over Financial Reporting
The Company made no change to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2006.
The Company continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2004. The Company has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, as defined in Rule 13a-15(f) promulgated under the Exchange Act, the Company’s internal control over financial reporting. The Company has not made any material changes to its internal control over financial reporting or in other factors that could materially affect these controls subsequent to March 31, 2006.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMAK Worldwide, Inc.

Date May 15, 2006	/s/ Roy Dar

Roy Dar
Vice President, Controller
(Principal Accounting Officer)