Form 10-K/A
period 2005-12-31
EMAK Worldwide, Inc.
filed 2006-08-23
CIK 911151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
Number of shares outstanding of registrant’s common stock, $.001 par value, as of March 29, 2006: 5,836,609 shares
Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to registrant’s 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE
On August 22, 2006, EMAK Worldwide, Inc. (the “Company”) filed its Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct the accounting for a redemption of preferred stock warrants in exchange for the issuance of new common stock warrants in March 2004 (the “Warrant Transaction”). As more fully described in Note 1 to the consolidated financial statements, the net impact to the Company’s consolidated financial statements is to decrease mandatorily redeemable preferred stock and increase total stockholders’ equity by $2.6 million as of December 31, 2004 and 2005, increase the net loss available to common stockholders by $5.0 million and increase the net loss per share by $0.88 for the year ended December 31, 2004. Net loss and cash flows from operating, investing and financing activities were not impacted by this change for any of the years presented. This Amendment No. 1 to Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“Original Filing”) as filed on March 31, 2006. On August 17, 2006, the Company’s management and the audit committee of the board of directors determined to restate the previously issued Financial Statements for the fiscal years ended December 31, 2005 and 2004.
For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety except for certain exhibits not affected by the restatement. This Form 10-K/A includes such restated consolidated financial statements and related notes thereto for the years ended December 31, 2004 and 2005 and other information related to such restated consolidated financial statements, including revisions to Item 6 of Part II, Selected Financial Data, Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 of Part II, Financial Statements and Supplementary Data, Item 9A of Part II, Controls and Procedures, and Item 15 of Part IV, Exhibits, Financial Statement Schedules. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include an updated report and consent of the Company’s independent registered public accounting firm and certifications re-executed as of the date of this Form 10-K/A from the Company’s Chief Executive Officer and Principal Accounting Officer. The certifications of the Chief Executive Officer and Principal Accounting Officer are included in this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

EMAK WORLDWIDE, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K/A
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2005
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

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented below have been derived from EMAK’s audited consolidated financial statements and should be read in conjunction with the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” As discussed in Note 1 to the consolidated financial statements, the Company’s consolidated financial statements have been restated to correct the accounting for the redemption of preferred stock warrants in exchange for the issuance of new common stock warrants in March 2004. This adjustment is also described below in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Years Ended December 31,	2001	2002	2003	2004	2005
Consolidated Statements of Operations and Per Share Data: (in thousands, except share and per share data)				Restated
Revenues	$144,316	$206,832	$219,113	$236,661	$223,397
Cost of sales	104,129	151,307	158,117	180,487	164,926
Forgiveness of note receivable	—	1,685	—	—	—
Minimum royalty guarantee shortfalls (gain)	—	—	—	7,722	(2,837)

Gross profit	40,187	53,840	60,996	48,452	61,308

Operating expenses:
Salaries, wages and benefits	15,924	20,662	24,523	31,310	35,090
Selling, general and administrative	18,323	22,423	24,576	25,606	23,587
Impairment of assets	—	—	—	6,312	30,970
Integration costs	192	453	—	174	81
Restructuring loss	—	178	234	56	2,952
Loss on lease	—	—	—	311	237
Dispute resolution charge	—	—	—	237	—
ERP reimplementation costs	—	—	—	59	147

Total operating expenses	34,439	43,716	49,333	64,065	93,064

Income (loss) from operations	5,748	10,124	11,663	(15,613)	(31,756)

Other income (expense), net	1,370	383	389	(787)	37

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principles	7,118	10,507	12,052	(16,400)	(31,719)
Provision (benefit) for income taxes	2,517	3,786	4,103	(6,716)	8,153

Income (loss) before cumulative effect of change in accounting principles	4,601	6,721	7,949	(9,684)	(39,872)
Cumulative effect of change in accounting principles, net of tax	—	(2,496)	—	—	—

Net income (loss)	4,601	4,225	7,949	(9,684)	(39,872)

Preferred stock dividends	1,500	1,500	1,500	1,500	1,500
Excess of preferred stock warrants redemption cost over carrying value	—	—	—	5,042	—
Undistributed earnings allocated to participating preferred stock	683	623	1,474	—	—

Net income (loss) available to common stockholders	$2,418	$2,102	$4,975	$(16,226)	$(41,372)

Basic income (loss) per share:
Income (loss) per share before cumulative effect of change in accounting principles	$0.40	$0.81	$0.87	$(2.82)	$(7.15)
Cumulative effect of change in accounting principles, net of tax	—	(0.44)	—	—	—

Income (loss) per share	$0.40	$0.37	$0.87	$(2.82)	$(7.15)

Basic weighted average shares outstanding	5,996,662	5,721,790	5,718,548	5,753,978	5,782,925

Diluted income (loss) per share:
Income (loss) per share before cumulative effect of change in accounting principles	$0.39	$0.78	$0.83	$(2.82)	$(7.15)
Cumulative effect of change in accounting principles, net of tax	—	(0.42)	—	—	—

Income (loss) per share	$0.39	$0.36	$0.83	$(2.82)	$(7.15)

Diluted weighted average shares outstanding	6,164,154	5,895,103	6,017,718	5,753,978	5,782,925

As of December 31,	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data: (in thousands)				Restated	Restated
Working capital	$36,620	$29,157	$29,447	$17,934	$12,520
Total assets	$99,487	$133,254	$128,330	$133,313	$67,744
Mandatorily redeemable preferred stock	$23,049	$23,049	$23,049	$19,914	$19,914
Stockholders’ equity	$42,473	$45,946	$53,666	$48,897	$6,414

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
Restatement of Previously Issued Financial Statements
We have restated the amounts presented for mandatorily redeemable preferred stock, additional paid-in capital and retained earnings as of December 31, 2004 and 2005 and net loss available to common stockholders and net loss per share for the year ended December 31, 2004 to reflect the impact of a March 2004 transaction pursuant to which Crown EMAK Partners LLC, the holder of the Company’s preferred stock, exchanged preferred stock warrants for common stock warrants (the “Warrant Transaction”) (see Note 8—“Equity Compensation Plans and Capital Transactions—Preferred Stock” in the notes to consolidated financial statements for further discussion of the Warrant Transaction). The preferred stock warrants were issued in 2000 in connection with the issuance of the Series A Preferred stock (see Note 8 in the notes to consolidated financial statements). Previously, the carrying value of the preferred stock warrants ($3,135) was combined with the value of the mandatorily redeemable preferred stock and presented as a single amount outside of stockholders’ equity. As a result of the Warrant Transaction, we should have accounted for the redemption of the preferred stock warrants in exchange for the issuance of common stock warrants in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” Accordingly, the carrying value of the preferred stock warrants should have been removed from the amount presented as mandatorily redeemable preferred stock, the value of the common stock warrants should have been recorded as additional paid-in capital and the excess of the redemption cost over the net carrying amount of the redeemed warrants should have been recorded as an increase to net loss available for common stockholders. The common stock warrants issued in this transaction were valued at $8,177 which results in a $5,042 ($8,177 less the $3,135 carrying value) increase to net loss available to common stockholders. We had previously recorded the Warrant Transaction by reclassifying $531 from mandatorily redeemable preferred stock to additional paid-in capital which represented the difference between the fair values of the warrants before and after the transaction. We previously recorded a reduction of $44 to additional paid-in capital for transaction costs associated with the issuance of the common stock warrants which is now presented as a separate line item on the consolidated statement of stockholders’ equity and mandatorily redeemable preferred stock for the year ended December 31, 2004.
The impact of the restatement on the December 31, 2004 and 2005 balance sheets was to decrease mandatorily redeemable preferred stock by $2,604 ($3,135 less the $531 originally recorded), increase additional paid-in capital by $7,646 ($8,177 less the $531 originally recorded) and decrease retained earnings by $5,042. Total stockholders’ equity increased by $2,604. The impact of the restatement on the December 31, 2004 income statement was to increase net loss available to common stockholders by $5,042 which increased diluted net loss per share by $0.88. Net loss and cash flows from operating, investing and financing activities were not impacted by this change. Conforming changes have been made to the consolidated statements of stockholders’ equity and mandatorily redeemable preferred stock.
The impact of the restatement is as follows:
Changes to Consolidated Balance Sheets:

	December 31, 2004			December 31, 2005
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Mandatorily redeemable preferred stock	$22,518	$(2,604)	$19,914	$22,518	$(2,604)	$19,914

Additional paid-in capital	27,516	7,646	35,162	26,422	7,646	34,068

Retained earnings (accumulated deficit)	33,954	(5,042)	28,912	(5,918)	(5,042)	(10,960)

Total stockholders’ equity	46,293	2,604	48,897	3,810	2,604	6,414

Changes to Consolidated Statements of Operations:

	For the year ended December 31, 2004
	As reported	Adjustment	As restated
Excess of preferred stock warrants redemption cost over carrying value	$—	$5,042	$5,042

Net loss available to common stockholders	(11,184)	(5,042)	(16,226)

Basic loss per share	(1.94)	(0.88)	(2.82)

Diluted loss per share	(1.94)	(0.88)	(2.82)

Results of Operation
The following table sets forth for the periods indicated the Company’s operating expenses as a percentage of its total revenues:

Years Ended December 31,	2003	2004	2005

Revenues	100.0%	100.0%	100.0%
Cost of sales	72.2%	76.3%	73.8%
Forgiveness of note receivable	—%	—%	—%
Minimum royalty guarantee shortfalls (gain)	—%	3.2%	(1.2)%

Gross profit	27.8%	20.5%	27.4%

Operating expenses:
Salaries, wages and benefits	11.2%	13.2%	15.7%
Selling, general and administrative	11.2%	10.8%	10.5%
Impairment of assets	—%	2.7%	13.9%
Integration costs	—%	0.1%	0.0%
Restructuring loss	0.1%	0.0%	1.3%
Loss on lease	—%	0.1%	0.1%
Dispute resolution charge	—%	0.1%	—%
ERP reimplementation costs	—%	0.1%	0.1%

Total operating expenses	22.5%	27.1%	41.6%

Income (loss) from operations	5.3%	(6.6)%	(14.2)%
Other income (expense), net	0.2%	(0.3)%	0.0%

Income (loss) before provision (benefit) for income taxes	5.5%	(6.9)%	(14.2)%
Provision (benefit) for income taxes	1.9%	(2.8)%	3.6%

Net income (loss)	3.6%	(4.1)%	(17.8)%

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
As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its consolidated 2004 and 2005 financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
March 30, 2006, except for the restatement discussed in Note 1 to the consolidated financial statements, as to which the date is August 21, 2006

EMAK WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2004	2005

	Restated	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,406	$6,315
Accounts receivable (net of allowances of $1,733 and $1,738 as of December 31, 2004 and 2005, respectively)	47,180	29,375
Inventories	18,763	11,246
Deferred income taxes	2,557	—
Prepaid expenses and other current assets	2,909	3,044

Total current assets	75,815	49,980

Fixed assets, net	5,029	3,571
Goodwill	41,723	12,855
Other intangibles, net	3,686	712
Deferred income taxes	6,101	—
Other assets	959	626

Total assets	$133,313	$67,744

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$6,025	$—
Accounts payable	30,996	20,118
Deferred revenue	3,607	3,094
Due to customer	3,741	2,795
Accrued payroll and payroll related costs	1,074	2,122
Accrued liabilities	12,438	9,331

Total current liabilities	57,881	37,460

Long-term liabilities	6,621	3,956

Total liabilities	64,502	41,416

COMMITMENTS AND CONTINGENCIES (Note 10)

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible, $.001 par value, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	19,914	19,914

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series AA issued and outstanding	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized 5,759,263 and 5,799,442 shares outstanding as of December 31, 2004 and 2005, respectively	—	—
Additional paid-in capital	35,162	34,068
Retained earnings (accumulated deficit)	28,912	(10,960)
Accumulated other comprehensive income	4,972	2,699

	69,046	25,807
Less—
Treasury stock, 3,167,258 shares at cost as of December 31, 2004 and 2005	(17,669)	(17,669)
Unearned compensation	(2,480)	(1,724)

Total stockholders’ equity	48,897	6,414

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$133,313	$67,744

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2003	2004	2005

		Restated
REVENUES	$219,113	$236,661	$223,397
Cost of sales	158,117	180,487	164,926
Minimum royalty guarantee shortfalls (gain)	—	7,722	(2,837)

Gross profit	60,996	48,452	61,308

OPERATING EXPENSES:
Salaries, wages and benefits	24,523	31,310	35,090
Selling, general and administrative	24,576	25,606	23,587
Integration costs	—	174	81
Loss on lease	—	311	237
Restructuring charge	234	56	2,952
Impairment of assets	—	6,312	30,970
Dispute resolution charge	—	237	—
ERP reimplementation costs	—	59	147

Total operating expenses	49,333	64,065	93,064

Income (loss) from operations	11,663	(15,613)	(31,756)
OTHER (EXPENSE) INCOME:
Interest expense	(221)	(253)	(443)
Interest income	152	102	94
Other income (expense)	458	(636)	386

Income (loss) before provision (benefit) for income taxes	12,052	(16,400)	(31,719)

PROVISION (BENEFIT) FOR INCOME TAXES	4,103	(6,716)	8,153

Net income (loss)	7,949	(9,684)	(39,872)

PREFERRED STOCK DIVIDENDS	1,500	1,500	1,500
EXCESS OF PREFERRED STOCK WARRANTS REDEMPTION COST OVER CARRYING VALUE	—	5,042	—
UNDISTRIBUTED EARNINGS ALLOCATED TO PARTICIPATING PREFERRED STOCK	1,474	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$4,975	$(16,226)	$(41,372)

BASIC INCOME (LOSS) PER SHARE:
BASIC INCOME (LOSS) PER SHARE	$0.87	$(2.82)	$(7.15)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,718,548	5,753,978	5,782,925

DILUTED INCOME (LOSS) PER SHARE:

DILUTED INCOME (LOSS) PER SHARE	$0.83	$(2.82)	$(7.15)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,017,718	5,753,978	5,782,925

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK
(in thousands, except share data)

					Additional	Retained Earnings	Accumulated Other
	Common Stock		Preferred Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Unearned
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Stock	Compensation	Total

Balance, December 31, 2002	5,716,503	$—	25,000	$23,049	$21,641	$38,689	$1,710	$(15,506)	$(588)	$68,995
Net income	—	—	—	—	—	7,949	—	—	—	7,949
Issuance of shares pursuant to restricted stock plan	1,000	—	—	—	13	—	—	—	(13)	—
Issuance of restricted stock units	—	—	—	—	1,022	—	—	—	(1,022)	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	186	186
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	177	177
Cancellation of restricted stock grants	—	—	—	—	(26)	—	—	—	26	—
Exercise of stock options	111,050	—	—	—	935	—	—	—	—	935
Tax benefit from exercise of stock options	—	—	—	—	301	—	—	—	—	301
Preferred stock dividends	—	—	—	—	—	(1,500)	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—	1,784	—	—	1,784
Unrealized loss on foreign currency forward contracts	—	—	—	—	—	—	(160)	—	—	(160)
Purchase of treasury stock	(143,600)	—	—	—	—	—	—	(1,952)	—	(1,952)

Balance, December 31, 2003	5,684,953	—	25,000	23,049	23,886	45,138	3,334	(17,458)	(1,234)	76,715
Net loss	—	—	—	—	—	(9,684)	—	—	—	(9,684)
Excess of preferred stock warrants redemption cost over carrying value (Restated)	—	—	—	(3,135)	8,177	(5,042)	—	—	—	—
Warrant exchange transaction costs	—	—	—	—	(44)	—	—	—	—	(44)
Issuance of common stock	35,785	—	—	—	530	—	—	—	—	530
Issuance of restricted stock units	—	—	—	—	2,399	—	—	—	(2,399)	—
Issuance of shares pursuant to vesting of restricted stock units	375	—	—	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	548	548
Cancellation of restricted stock units	—	—	—	—	(440)	—	—	—	440	—
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	165	165
Exercise of stock options	54,700	—	—	—	640	—	—	—	—	640
Tax benefit from exercise of stock options	—	—	—	—	14	—	—	—	—	14
Preferred stock dividends	—	—	—	—	—	(1,500)	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—	1,805	—	—	1,805
Unrealized loss on foreign currency forward contracts	—	—	—	—	—	—	(167)	—	—	(167)
Purchase of treasury stock	(16,550)	—	—	—	—	—	—	(211)	—	(211)

Balance, December 31, 2004 (Restated)	5,759,263	—	25,000	19,914	35,162	28,912	4,972	(17,669)	(2,480)	68,811
Net loss	—	—	—	—	—	(39,872)	—	—	—	(39,872)
Issuance of common stock	10,616	—	—	—	109	—	—	—	—	109
Issuance of restricted stock units	—	—	—	—	1,134	—	—	—	(1,134)	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	804	804
Cancellation of restricted stock units	(3,000)	—	—	—	(952)	—	—	—	952	—
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	134	134
Exercise of stock options	32,563	—	—	—	115	—	—	—	—	115
Preferred stock dividends	—	—	—	—	(1,500)	—	—	—	—	(1,500)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,679)	—	—	(2,679)
Unrealized gain on foreign currency forward contracts	—	—	—	—	—	—	406	—	—	406

Balance, December 31, 2005 (Restated)	5,799,442	$—	25,000	$19,914	$34,068	$(10,960)	$2,699	$(17,669)	$(1,724)	$26,328

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
Restatement of Previously Issued Financial Statements
The Company has restated the amounts presented for mandatorily redeemable preferred stock, additional paid-in capital and retained earnings as of December 31, 2004 and 2005 and net loss available to common stockholders and net loss per share for the year ended December 31, 2004 to reflect the impact of a March 2004 transaction pursuant to which Crown EMAK Partners LLC, the holder of the Company’s preferred stock, exchanged preferred stock warrants for common stock warrants (the “Warrant Transaction”) (see Note 8—“Equity Compensation Plans and Capital Transactions—Preferred Stock” for further discussion of the Warrant Transaction). The preferred stock warrants were issued in 2000 in connection with the issuance of the Series A Preferred stock (see Note 8). Previously, the carrying value of the preferred stock warrants ($3,135) was combined with the value of the mandatorily redeemable preferred stock and presented as a single amount outside of stockholders’ equity. As a result of the Warrant Transaction, the Company should have accounted for the redemption of the preferred stock warrants in exchange for the issuance of common stock warrants in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” Accordingly, the carrying value of the preferred stock warrants should have been removed from the amount presented as mandatorily redeemable preferred stock, the value of the common stock warrants should have been recorded as additional paid-in capital and the excess of the redemption cost over the net carrying amount of the redeemed warrants should have been recorded as an increase to net loss available for common stockholders. The common stock warrants issued in this transaction were valued at $8,177 which results in a $5,042 ($8,177 less the $3,135 carrying value) increase to net loss available to common stockholders. The Company had previously recorded the Warrant Transaction by reclassifying $531 from mandatorily redeemable preferred stock to additional paid-in capital which represented the difference between the fair values of the warrants before and after the transaction. The Company previously recorded a reduction of $44 to additional paid-in capital for transaction costs associated with the issuance of the New Warrants which is now presented as a separate line item on the consolidated statement of stockholders’ equity and mandatorily redeemable preferred stock for the year ended December 31, 2004.
The impact of the restatement on the December 31, 2004 and 2005 balance sheets was to decrease mandatorily redeemable preferred stock by $2,604 ($3,135 less the $531 originally recorded), increase additional paid-in capital by $7,646 ($8,177 less the $531 originally recorded) and decrease retained earnings by $5,042. Total stockholders’ equity increased by $2,604. The impact of the restatement on the December 31, 2004 income statement was to increase net loss available to common stockholders by $5,042 which increased diluted net loss per share by $0.88. Net loss and cash flows from operating, investing and financing activities were not impacted by this change. Conforming changes have been made to the consolidated statements of stockholders’ equity and mandatorily redeemable preferred stock.
The impact of the restatement is as follows:
Changes to Consolidated Balance Sheets:

	December 31, 2004			December 31, 2005
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Mandatorily redeemable preferred stock	$22,518	$(2,604)	$19,914	$22,518	$(2,604)	$19,914

Additional paid-in capital	27,516	7,646	35,162	26,422	7,646	34,068

Retained earnings (accumulated deficit)	33,954	(5,042)	28,912	(5,918)	(5,042)	(10,960)

Total stockholders’ equity	46,293	2,604	48,897	3,810	2,604	6,414

Changes to Consolidated Statements of Operations:

	For the year ended December 31, 2004
	As reported	Adjustment	As restated
Excess of preferred stock warrants redemption cost over carrying value	$—	$5,042	$5,042

Net loss available to common stockholders	(11,184)	(5,042)	(16,226)

Basic loss per share	(1.94)	(0.88)	(2.82)

Diluted loss per share	(1.94)	(0.88)	(2.82)

Changes to Consolidated Statements of Stockholders’ Equity and Mandatorily Redeemable Preferred Stock:

	As reported	Adjustment	As restated
Warrant exchange:
Preferred stock amount	$(531)	$531	$—
Additional paid-in capital	487	(487)	—
Total	(44)	44	—

Excess of preferred stock warrants redemption cost over carrying value:
Preferred stock amount	—	(3,135)	(3,135)
Additional paid-in capital	—	8,177	8,177
Retained earnings (accumulated deficit)	—	(5,042)	(5,042)

Warrant exchange transaction costs:
Additional paid-in capital	—	(44)	(44)
Total	—	(44)	(44)

Balance, December 31, 2004:
Preferred stock amount	22,518	(2,604)	19,914
Additional paid-in capital	27,516	7,646	35,162

Retained earnings (accumulated deficit)	33,954	(5,042)	28,912

Balance, December 31, 2005:
Preferred stock amount	22,518	(2,604)	19,914
Additional paid-in capital	26,422	7,646	34,068

Retained earnings (accumulated deficit)	(5,918)	(5,042)	(10,960)

In connection with the above adjustments, the Company has restated its quarterly data presented in Note 13 as follows:

	For the quarter ended March 31, 2004
	As reported	Adjustment	As restated
Excess of preferred stock warrants redemption cost over carrying value	$—	$5,042	$5,042

Net loss available to common stockholders	(541)	(5,042)	(5,583)

Basic loss per share	(0.09)	(0.88)	(0.97)

Diluted loss per share	(0.09)	(0.88)	(0.97)
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

	2003	2004	2005

	Restated
Net income (loss) available to common stockholders — as reported	$4,975	$(16,226)	$(41,372)
Plus:
Stock-based compensation expense, net of tax, included in reported net income (loss) available to the common stockholder	239	422	562
Less:
Compensation expense (a)	1,715	1,065	1,198

Net income (loss) available to common stockholders — pro forma	$3,499	$(16,869)	$(42,008)

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$0.87	$(2.82)	$(7.15)
Pro forma basic (loss) earnings per share	$0.61	$(2.93)	$(7.26)

Diluted earnings (loss) per share, as reported	$0.83	$(2.82)	$(7.15)
Pro forma diluted earnings (loss) per share	$0.58	$(2.93)	$(7.26)

(a) Determined under fair value based method for all awards, net of tax.
As discussed in Note 1 “Restatement of Previously Issued Financial Statements”, net loss available to common stockholders and basic and diluted EPS have been restated for the year ended December 31, 2004 to correctly account for the Warrant Transaction.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” and EITF 03-6:

				For the years ended December 31,
		2003			2004			2005
	Income	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:				Restated		Restated
Net income (loss) available to common stockholders	$4,975	5,718,548	$0.87	$(16,226)	5,753,978	$(2.82)	$(41,372)	5,782,925	$(7.15)

Effect of Dilutive Securities:
Options and warrants	—	242,466		—	—		—	—
Restricted stock units	—	56,704		—	—		—	—

Dilutive EPS:
Net income (loss) available to common stockholders and assumed conversion	$4,975	6,017,718	$0.83	$(16,226)	5,753,978	$(2.82)	$(41,372)	5,782,925	$(7.15)

As discussed in Note 1 “Restatement of Previously Issued Financial Statements”, net loss available for common stockholders and basic and dilutive EPS have been restated for the year ended December 31, 2004 to correctly account for the Warrant Transaction.
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

Supplemental Cash Flow Information
During 2004, the Company purchased the assets of JGI-MN’s promotional agency business for cash and 35,785 shares of our common stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530).
In addition, non-cash financing activities for the year ended December 31, 2004 included exchanging preferred stock warrants with a carrying value of $3,135 for newly issued common stock warrants with a value of $8,177. The difference of $5,042 has been charged to retained earnings. See description of this transaction in Note 8.
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

	Years Ended December 31,
	2003	2004

		Restated
Pro forma revenues	$264,044	$249,920
Pro forma net income (loss)	$8,845	$(9,669)
Pro forma basic income (loss) per share	$0.99	$(2.82)
Pro forma diluted income (loss) per share	$0.94	$(2.82)
Pro forma basic weighted average shares outstanding	5,718,548	5,756,960
Pro forma diluted weighted average shares outstanding	6,053,503	5,756,960
Refer to Note 1 for further discussion of the method of computation of earnings per share.
As discussed in Note 1, net loss available to common stockholders and basic and diluted EPS have been restated for the year ended December 31, 2004 to correctly account for the Warrant Transaction.
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
8. EQUITY COMPENSATION PLANS AND CAPITAL TRANSACTIONS
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
The exchange was recorded as a redemption of the Warrants in exchange for the New Warrants in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” Accordingly, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as an increase to net loss available for common stockholders. The common stock warrants issued in this transaction were valued at $8,177 which results in a $5,042 ($8,177 less the $3,135 carrying value of the Warrants) increase to net loss available to common stockholders. The carrying value of the Warrants upon original issuance in 2000 was recorded as mandatorily redeemable preferred stock along with the Series A Stock. The exchange resulted in a reduction to mandatorily redeemable preferred stock of $3,135 to record the redemption of the Warrants and an increase to additional paid-in capital of $8,177 to record the issuance of the New Warrants. The Company also recorded a reduction of $44 to additional paid-in capital for transaction costs associated with the issuance of the New Warrants.
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

13. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31

	Restated
2004
Revenues	$51,812	$51,778	$58,055	$75,016
Gross profit	$13,240	$13,763	$12,410	$9,039
Income (loss) from operations	$24	$(806)	$(1,638)	$(13,193)
Net income (loss) available to common stockholders	$(5,583)	$(905)	$(1,268)	$(8,470)
Basic income (loss) per share:
Income (loss) per share	$(0.97)	$(0.16)	$(0.22)	$(1.47)
Weighted average shares outstanding	5,739,603	5,758,370	5,758,888	5,759,052
Diluted income (loss) per share:
Income (loss) per share	$(0.97)	$(0.16)	$(0.22)	$(1.47)
Weighted average shares outstanding	5,739,603	5,758,370	5,758,888	5,759,052

	Three Months Ended
	March 31	June 30	September 30	December 31

2005
Revenues	$57,242	$58,102	$49,810	$58,243
Gross profit	$14,449	$16,885	$14,948	$15,026
Income (loss) from operations	$(600)	$1,247	$(2,640)	$(29,763	)(1)
Net income (loss) available to common stockholders	$(792)	$349	$(1,915)	$(39,014)
Basic income (loss) per share:
Income (loss) per share	$(0.14)	$0.06	$(0.33)	$(6.74)
Weighted average shares outstanding	5,765,938	5,785,202	5,788,042	5,792,517
Diluted income (loss) per share:
Income (loss) per share	$(0.14)	$0.06	$(0.33)	$(6.74)
Weighted average shares outstanding	5,765,938	6,005,326	5,788,042	5,792,517

(1.) Changes primarily attributable to the impairment charges in the fourth quarter. (See Note 3).
As discussed in Note 1, net loss available to common stockholders and basic and diluted EPS have been restated for the year ended December 31, 2004 to correctly account for the Warrant Transaction.
Summarized Quarterly Balance Sheet Data
As discussed in Note 1, the Company has restated its consolidated financial statements for 2004 and 2005 to reflect the impact of the Warrant Transaction. The impact of the restatement on the consolidated balance sheets for each of the interim periods presented below is to decrease mandatorily redeemable preferred stock by $2,604, increase additional paid-in capital by $7,646 and increase retained earnings by $5,042. There were no changes to previously reported assets or liabilities. The restated amounts for each of the interim periods are presented below:

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	Restated	Restated	Restated	Restated
Total assets	$120,950	$120,750	$126,340	$133,313
Total liabilities	42,862	43,662	50,674	64,502
Mandatorily redeemable preferred stock	19,914	19,914	19,914	19,914
Stockholders’ Equity:
Additional paid-in capital	33,294	35,307	35,143	35,162
Retained earnings (accumulated deficit)	39,555	38,650	37,382	28,912
Accumulated other comprehensive income	4,145	3,860	3,500	4,972
Less—
Treasury stock	(17,458)	(17,669)	(17,669)	(17,669)
Unearned compensation	(1,362)	(2,974)	(2,604)	(2,480)

Total stockholders’ equity	58,174	57,174	55,752	48,897

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity.	$120,950	120,750	126,340	133,313

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	Restated	Restated	Restated	Restated
Total assets	$119,514	$111,292	$108,951	$67,744
Total liabilities	51,498	44,011	43,549	41,416
Mandatorily redeemable preferred stock	19,914	19,914	19,914	19,914
Stockholders’ Equity:
Additional paid-in capital	35,163	35,165	35,726	34,068
Retained earnings (accumulated deficit)	28,120	28,469	26,554	(10,960)
Accumulated other comprehensive income	4,673	3,178	2,927	2,699
Less—
Treasury stock	(17,669)	(17,669)	(17,669)	(17,669)
Unearned compensation	(2,185)	(1,776)	(2,050)	(1,724)

Total stockholders’ equity	48,102	47,367	45,488	6,414

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity.	$119,514	111,292	108,951	67,744

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
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005.
In the Company’s 2005 annual report on Form 10-K, filed on March 31, 2006 (the “Original Filing”), management of the Company concluded that as of December 31, 2005, the Company’s disclosure controls and procedures were effective. As a result of the restatement of its financial statements, as described further in Note 1 to the consolidated financial statements included in this Form 10-K/A, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2005 and, accordingly, has revised its assessment of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005 and has now concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, as a result of the material weakness described below.
Material Weakness in Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company did not maintain effective controls over the completeness and accuracy of mandatorily redeemable preferred stock. Specifically, the Company did not maintain effective controls over the accounting for the redemption of preferred stock warrants to ensure that such transactions were recorded in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s 2004 and 2005 annual consolidated financial statements, the Company’s interim condensed consolidated financial statements for all quarterly periods in 2004 and 2005 and the first quarter of 2006 as well as an audit adjustment to the interim condensed consolidated financial statements for the second quarter of 2006. Additionally, this control deficiency could result in a misstatement of mandatorily redeemable preferred stock, additional paid-in capital, retained earnings (accumulated deficit), net income (loss) available to common stockholders and net income (loss) per share that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
As a result of this material weakness, we performed additional reviews and analysis to ensure the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan
The Company will make changes to its internal control over financial reporting during the third quarter of 2006 that are intended to remediate the material weakness described above, including the establishment of additional controls to improve the design of internal controls with respect to accounting for transactions with preferred stockholders.
Specifically, the proposed changes will include a more formal process to document and review the accounting treatment of any future preferred stock transactions, to ensure that such transactions are recorded in accordance with generally accepted accounting principles. This process will be completed at the inception of any such transaction to ensure any such transactions are accounted for appropriately.
Management believes that this change in the design of internal controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will remediate the material weakness described above. We have discussed this material weakness and our remediation program with our Audit Committee.

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
See Item 2. above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of August, 2006.

EMAK WORLDWIDE, INC.

By:	/s/ James L. Holbrook, Jr.

James L. Holbrook, Jr.
Chief Executive Officer
POWER OF ATTORNEY
We, the undersigned directors and officers of EMAK Worldwide, Inc. do hereby severally constitute and appoint James L. Holbrook, Jr., Teresa L. Tormey and Roy Dar and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K/A, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James L. Holbrook, Jr.	Chief Executive Officer, Director	August 22, 2006
James L. Holbrook, Jr.	(Principal Executive Officer)

/s/ Roy Dar	Vice President, Controller	August 22, 2006
Roy Dar	(Principal Accounting Officer)

Chairman, Director
Stephen P. Robeck

Director
Charles Rivkin

/s/ Howard D. Bland	Director	August 22, 2006
Howard D. Bland

Director
Jeffrey S. Deutschman

/s/ Alfred E. Osborne, Jr.	Director	August 22, 2006
Alfred E. Osborne, Jr.

/s/ Daniel W. O’Connor	Director	August 22, 2006
Daniel W. O’Connor

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors
of EMAK Worldwide, Inc.:
Our audits of the consolidated financial statements referred to in our report dated March 30, 2006, except for the restatement discussed in Note 1 to consolidated financial statements, as to which the date is August 21, 2006 appearing in the 2005 Annual Report to Shareholders of EMAK Worldwide, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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