Form 10-Q/A
period 2006-03-31
EMAK Worldwide, Inc.
filed 2006-08-23
CIK 911151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EMAK WORLDWIDE, INC.
EXPLANATORY NOTE
On August 22, 2006, EMAK Worldwide, Inc. (the “Company”) filed its current report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported consolidated financial statements to correct the accounting for a redemption of preferred stock warrants in exchange for the issuance of new common stock warrants in connection with a March 2004 transaction (the “Warrant Transaction”). As more fully described in Note 2 to the condensed consolidated financial statements, the net impact to the Company’s condensed consolidated balance sheets is to decrease mandatorily redeemable preferred stock and increase total stockholders’ equity by $2.6 million as of December 31, 2005 and March 31, 2006. Net loss and cash flows from operating, investing and financing activities were not impacted by this change. This Amendment No. 1 to Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“Original Filing”) as filed on May 15, 2006. On August 17, 2006, the Company’s management and the audit committee of the board of directors determined to restate the previously issued Financial Statements for the fiscal year ended December 31, 2005 and the quarter ended March 31, 2006.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. This Form 10-Q/A includes such restated condensed consolidated financial statements and related notes thereto and other information related to such restated condensed consolidated financial statements, including revisions to Item 4 of Part I, Controls and Procedures and Item 6 of Part II, Exhibits. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. The certifications of the Chief Executive Officer and Principal Accounting Officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

EMAK WORLDWIDE, INC.
Index To Quarterly Report on Form 10-Q/A
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
ASSETS

	December 31,	March 31,
	2005	2006
	Restated	Restated
CURRENT ASSETS:
Cash and cash equivalents	$6,315	$3,336
Restricted cash	—	1,207
Accounts receivable (net of allowances of $1,738 and $1,113 as of December 31, 2005 and March 31, 2006, respectively)	29,375	23,676
Inventories, net (Note 2)	11,246	7,877
Prepaid expenses and other current assets	3,044	3,336

Total current assets	49,980	39,432
Fixed assets, net	3,571	3,731
Goodwill (Note 2)	12,855	12,878
Other intangibles, net (Note 2)	712	690
Other assets	626	603

Total assets	$67,744	$57,334

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

EMAK WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	March 31,
	2005	2006
	Restated	Restated
CURRENT LIABILITIES:
Short-term debt	$—	$—
Accounts payable	20,118	16,457
Accrued liabilities	17,342	12,738

Total current liabilities	37,460	29,195
LONG-TERM LIABILITIES	3,956	3,744

Total liabilities	41,416	32,939

COMMITMENTS AND CONTINGENCIES (Note 6)

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible, $.001 par value per share, 25,000 issued and outstanding, stated at liquidation preference of $1,000 per share ($25,000), net of issuance costs	19,914	19,914

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized, 25,000 Series AA issued and outstanding	—	—
Common stock, $.001 par value per share, 25,000,000 shares authorized, 5,799,442 and 5,836,609 shares outstanding as of December 31, 2005 and March 31, 2006, respectively	—	—
Additional paid-in capital	34,068	32,469
Accumulated deficit	(10,960)	(13,048)
Accumulated other comprehensive income	2,699	2,729

	25,807	22,150
Less—
Treasury stock, 3,167,258 shares, at cost, as of December 31, 2005 and March 31, 2006	(17,669)	(17,669)
Unearned compensation	(1,724)	—

Total stockholders’ equity	6,414	4,481

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$67,744	$57,334

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
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
Restatement
The Company has restated the amounts presented for mandatorily redeemable preferred stock, additional paid-in capital and accumulated deficit as of December 31, 2005 and March 31, 2006 to reflect the impact of a March 2004 transaction pursuant to which Crown EMAK Partners LLC, the holder of the Company’s preferred stock, exchanged preferred stock warrants for common stock warrants (the “Warrant Transaction”). The preferred stock warrants were issued in 2000 in connection with the issuance of the Series A Preferred Stock. Previously, the carrying value of the preferred stock warrants ($3,135) was combined with the value of the mandatorily redeemable preferred stock and presented as a single amount outside of stockholders’ equity. As a result of the Warrant Transaction, the Company should have accounted for the redemption of the preferred stock warrants in exchange for the issuance of common stock warrants in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” Accordingly, the carrying value of the preferred stock warrants should have been removed from the amount presented as mandatorily redeemable preferred stock, the value of the common stock warrants should have been recorded as additional paid-in capital and the excess of the redemption cost over the net carrying amount of the redeemed warrants should have been recorded as an increase to net loss available to common stockholders. The common stock warrants issued in this transaction were valued at $8,177 which resulted in a $5,042 ($8,177 less the $3,135 carrying value) increase to net loss available to common stockholders for the quarter ended March 31, 2004. The Company had previously recorded the Warrant Transaction by reclassifying $531 from mandatorily redeemable preferred stock to additional paid-in capital which represented the difference between the fair values of the warrants before and after the transaction.
The impact of the restatement on the December 31, 2005 and March 31, 2006 balance sheets was to decrease mandatorily redeemable preferred stock by $2,604 ($3,135 less the $531 originally recorded), increase additional paid-in capital by $7,646 ($8,177 less the $531 originally recorded) and increase accumulated deficit by $5,042. Total stockholders’ equity as of December 31, 2005 and March 31, 2006 increased by $2,604. Net loss and cash flows from operating, investing and financing activities were not impacted by this change.
A summary of the effects of the restatement on the Condensed Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006 is presented below.

	December 31, 2005			March 31, 2006
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Mandatorily redeemable preferred stock	$22,518	$(2,604)	$19,914	$22,518	$(2,604)	$19,914
Additional paid-in capital	26,422	7,646	34,068	24,823	7,646	32,469
Accumulated deficit	(5,918)	(5,042)	(10,960)	(8,006)	(5,042)	(13,048)
Total stockholders’ equity	3,810	2,604	6,414	1,877	2,604	4,481
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
Restatement
We have restated the amounts presented for mandatorily redeemable preferred stock, additional paid-in capital and accumulated deficit as of December 31, 2005 and March 31, 2006 to reflect the impact of a March 2004 transaction pursuant to which Crown EMAK Partners LLC, the holder of the Company’s preferred stock, exchanged preferred stock warrants for common stock warrants (the “Warrant Transaction”). The preferred stock warrants were issued in 2000 in connection with the issuance of the Series A Preferred Stock. Previously, the carrying value of the preferred stock warrants ($3,135) was combined with the value of the mandatorily redeemable preferred stock and presented as a single amount outside of stockholders’ equity. As a result of the Warrant Transaction, we should have accounted for the redemption of the preferred stock warrants in exchange for the issuance of common stock warrants in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” Accordingly, the carrying value of the preferred stock warrants should have been removed from the amount presented as mandatorily redeemable preferred stock, the value of the common stock warrants should have been recorded as additional paid-in capital and the excess of the redemption cost over the net carrying amount of the redeemed warrants should have been recorded as an increase to net loss available to common stockholders. The common stock warrants issued in this transaction were valued at $8,177 which resulted in a $5,042 ($8,177 less the $3,135 carrying value) increase to net loss available to common stockholders for the quarter ended March 31, 2004. We previously recorded the Warrant Transaction by reclassifying $531 from mandatorily redeemable preferred stock to additional paid-in capital which represented the difference between the fair values of the warrants before and after the transaction.
The impact of the restatement on the December 31, 2005 and March 31, 2006 balance sheets was to decrease mandatorily redeemable preferred stock by $2,604 ($3,135 less the $531 originally recorded), increase additional paid-in capital by $7,646 ($8,177 less the $531 originally recorded) and increase accumulated deficit by $5,042. Total stockholders’ equity as of December 31, 2005 and March 31, 2006 increased by $2,604. Net loss and cash flows from operating, investing and financing activities were not impacted by this change.
A summary of the effects of the restatement on the Condensed Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006 is presented below.

	December 31, 2005			March 31, 2006
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Mandatorily redeemable preferred stock	$22,518	$(2,604)	$19,914	$22,518	$(2,604)	$19,914
Additional paid-in capital	26,422	7,646	34,068	24,823	7,646	32,469
Accumulated deficit	(5,918)	(5,042)	(10,960)	(8,006)	(5,042)	(13,048)
Total stockholders’ equity	3,810	2,604	6,414	1,877	2,604	4,481

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K/A for the year ended December 31, 2005. Our exposure to market risks has not changed materially since December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006.
In the Company’s quarterly report on Form 10-Q, filed on May 15, 2006 (the “Original Filing”), management of the Company concluded that as of March 31, 2006, the Company’s disclosure controls and procedures were effective. As a result of the restatement of its financial statements, as described further in Note 2 to the condensed consolidated financial statements included in this Form 10-Q/A, management has concluded that a material weakness in internal control over financial reporting existed as of March 31, 2006 and, accordingly, has revised its assessment of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006 and has now concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, as a result of the material weakness described below.
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
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2006, the Company did not maintain effective controls over the completeness and accuracy of mandatorily redeemable preferred stock. Specifically, the Company did not maintain effective controls over the accounting for the redemption of preferred stock warrants to ensure that such transactions were recorded in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s condensed consolidated financial statements as of December 31, 2005 and March 31, 2006 as well as an audit adjustment to the interim consolidated financial statements for the second quarter of 2006. Additionally, this control deficiency could result in a misstatement of mandatorily redeemable preferred stock, additional paid-in capital, accumulated deficit, net income (loss) available to common stockholders and net income (loss) per share that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
As a result of this material weakness, we performed additional reviews and analysis to ensure the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

EMAK Worldwide, Inc.

Date August 22, 2006	/s/ Roy Dar

Roy Dar
Vice President, Controller
(Principal Accounting Officer)