Form 10-Q
period 2006-06-30
EMAK Worldwide, Inc.
filed 2006-08-23
CIK 911151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 23346

EMAK WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3534145 (I.R.S. Employer Identification No.)

6330 San Vicente Blvd. Los Angeles, CA (Address of principal executive office)	90048 (Zip Code)

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

Yes ☒	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $.001 par value, 5,845,849 shares as of August 11, 2006.

EMAK WORLDWIDE, INC.

Index To Quarterly Report on Form 10-Q

Filed with the Securities and Exchange Commission

June 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

ASSETS

	December 31, 2005	June 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$6,315	$2,051
Restricted cash	--	1,255
Accounts receivable (net of allowances of $1,738 and
$1,010 as of December 31, 2005 and June 30, 2006, respectively)	29,375	23,617
Inventories	11,246	9,918
Prepaid expenses and other current assets	3,044	3,350
Total current assets	49,980	40,191
Fixed assets, net	3,571	3,927
Goodwill	12,855	12,968
Other intangibles, net	712	676
Other assets	626	612
Total assets	$67,744	$58,374

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31, 2005	June 30, 2006

CURRENT LIABILITIES:
Short-term debt	$--	$1,421
Accounts payable	20,118	17,660
Accrued liabilities	17,342	11,402
Total current liabilities	37,460	30,483
LONG-TERM LIABILITIES	3,956	3,753
Total liabilities	41,416	34,236

COMMITMENTS AND CONTINGENCIES

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible,
$.001 par value per share, 25,000 issued and outstanding, stated at liquidation
preference of $1,000 per share ($25,000), net	19,914	19,041

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized, 25,000 Series AA issued and outstanding	--	--
Common stock, $.001 par value per share, 25,000,000
shares authorized, 5,799,442 and 5,842,723 shares outstanding
as of December 31, 2005 and June 30, 2006, respectively	--	--
Additional paid-in capital	34,068	33,440
Accumulated deficit	(10,960)	(13,692)
Accumulated other comprehensive income	2,699	3,018
Less--	25,807	22,766
Treasury stock, 3,167,258 shares, at cost, as of
December 31, 2005 and June 30, 2006	(17,669)	(17,669)
Unearned compensation	(1,724)	--
Total stockholders' equity	6,414	5,097
Total liabilities, mandatorily redeemable preferred stock and stockholders' equity	$67,744	$58,374

The accompanying notes are an integral part of these

condensed consolidated financial statements.

                EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)

	2005	2006	2005	2006

REVENUES	$58,102	$40,094	$115,344	$82,780
COST OF SALES	43,542	28,872	86,335	61,225
Minimum royalty guarantee shortfall gain	(2,325)	(88)	(2,325)	(88)
Gross profit	16,885	11,310	31,334	21,643
OPERATING EXPENSES:
Salaries, wages and benefits	9,657	6,587	17,987	13,442
Selling, general and administrative	5,662	4,487	11,798	9,464
Restructuring charge	319	766	902	1,372
Total operating expenses	15,638	11,840	30,687	24,278
Income (loss) from operations	1,247	(530)	647	(2,635)
OTHER INCOME (EXPENSE), net	2	(83)	(103)	(49)
Income (loss) before provision for income taxes	1,249	(613)	544	(2,684)
PROVISION FOR INCOME TAXES	525	31	237	48
NET INCOME (LOSS)	724	(644)	307	(2,732)
PREFERRED STOCK DIVIDENDS	375	-	750	375
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$349	$(644)	$(443)	$(3,107)

BASIC INCOME (LOSS) PER SHARE	0.06	$(0.11)	$(0.08)	$(0.53)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	$5,785,202	5,838,785	5,775,570	5,822,494

DILUTED INCOME (LOSS) PER SHARE	$0.06	$(0.11)	$(0.08)	$(0.53)
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,005,326	5,838,785	5,775,570	5,822,494

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)

	2005	2006	2005	2006

NET INCOME (LOSS)	$724	$(644)	$307	$(2,732)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(1,183)	(298)	(1,830)	385
Unrealized gain (loss) on foreign currency
forward contracts	(312)	9	36	(66)
COMPREHENSIVE LOSS	$(771)	$(933)	$(1,487)	$(2,413)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,

	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$307	$(2,732)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,129	840
Provision for doubtful accounts	15	(12)
(Gain) loss on asset disposal	10	(5)
Stock-based compensation expense	483	449
Minimum royalty guarantee shortfall gain	(2,325)	(88)
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	12,715	6,032
Inventories	6,845	1,429
Prepaid expenses and other current assets	(981)	(330)
Other assets	1,170	27
Accounts payable	(7,930)	(2,294)
Accrued liabilities	(3,446)	(5,906)
Long-term liabilities	(487)	(213)
Net cash provided by (used in) operating activities	7,505	(2,803)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(992)	(1,046)
Restricted cash	--	(1,207)
Proceeds from sale of fixed assets	976	10
Refund for purchase of Upshot	75	--
Payment for purchase of Johnson Grossfield	(148)	--
Payment for purchase of Megaprint Group	(892)	(313)
Net cash used in investing activities	(981)	(2,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(750)	(375)
Proceeds from exercise of stock options	115	--
Transaction costs paid in connection with the modification of preferred stock and warrants	--	(79)
Borrowings under line of credit	40,425	12,599
Repayment under line of credit	(45,575)	(11,178)
Net cash provided by (used in) financing activities	(5,785)	967
Net increase (decrease) in cash and cash equivalents	739	(4,392)
Effects of exchange rate changes on cash and cash equivalents	(258)	128
CASH AND CASH EQUIVALENTS, beginning of period	4,406	6,315
CASH AND CASH EQUIVALENTS, end of period	$4,887	$2,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$241	$105
Income tax refunds, net	$(502)	$(407)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (the “Company” or “EMAK”), is a leading global integrated marketing services company. The Company focuses on the design and execution of strategy-based marketing programs providing measurable results for our clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotional marketing, event marketing, collaborative marketing, retail design and environmental branding. EMAK is headquartered in Los Angeles, with operations in Chicago, Frankfurt, London, Paris, the Netherlands, Hong Kong and Shanghai. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the U.S. dollar.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the three and six months ended June 30, 2006. Options and warrants to purchase 2,303,216 and 2,382,586 shares of common stock, $.001 par value per share (the “Common Stock”), as of June 30, 2005 and 2006, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three and six months ended June 30, 2005, preferred stock convertible into 1,694,915 shares of Common Stock was excluded in the computation of diluted EPS as they would have been anti-dilutive. For the three and six months ended June 30, 2006, preferred stock convertible into 2,777,778 shares of Common Stock was excluded in the computation of diluted EPS as they would have been anti-dilutive. Excluded in the computation of diluted EPS are options and restricted stock units of 200,283 for the six months ended June 30, 2005 as they would have been anti-dilutive. Excluded from the computation of diluted EPS are restricted stock units of 228,947 and 210,197 units for the three and six months ended June 30, 2006, respectively, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share” (“EITF 03-6”):

	For the Three Months Ended June 30,
	2005			2006
	Income	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to
common stockholders	$349	5,785,202	$0.06	$(644)	5,838,785	$(0.11)
Effect of dilutive securities:
Options and warrants	--	20,714		--	--
Restricted stock units	--	199,410		--	--
Dilutive EPS:
Income (loss) available to $
common stockholders	349	6,005,326	$0.06	$(644)	5,838,785	$(0.11)

	For the Six Months Ended June 30,
	2005			2006
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to
common stockholders	$(443)	5,775,570	$(0.08)	$(3,107)	5,822,494	$(0.53)
Effect of dilutive securities:
Options and warrants	--	--		--	--
Restricted stock units	--	--		--	--
Dilutive EPS:
Loss available to common
stockholders	$(443)	5,775,570	$(0.08)	$(3,107)	5,822,494	$(0.53)

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

Change in Accounting Principle

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation expense was recognized in the statements of operations for these employee stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified-prospective transition method. Accordingly, results for prior periods have not been restated.

Beginning January 1, 2006 and in connection with the adoption of SFAS No. 123(R), the Company recognizes the cost of all new employee share-based payment awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. In accounting for the income tax benefits associated with employee exercises of share-based payments, the Company has elected to adopt the alternative simplified method as permitted by FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Accounting for the Tax Effects of Share-Based Payment Awards.” FSP No. FAS 123(R)-3 permits the adoption of either the transition guidance described in SFAS No. 123(R) or the alternative simplified method specified in the FSP to account for the income tax effects of share-based payment awards. In determining when additional tax benefits associated with share-based payment exercises are recognized, the Company follows the ordering of deductions of the tax law, which allows deductions for share-based payment exercises to be utilized before previously existing net operating loss carryforwards. In computing dilutive shares under the treasury stock method, the Company does not reduce the tax benefit amount within the calculation for the amount of deferred tax assets that would have been recognized had the Company previously expensed all share-based payment awards.

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2005 and June 30, 2006, inventories consisted of the following:

	December 31,	June 30,
	2005	2006
Production-in-process	$2,483	$3,288
Finished goods	8,763	6,630
Total inventories	$11,246	$9,918

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction gains (losses) included in net income (loss) for the three months ended June 30, 2005 and 2006 were $102 and $(54), respectively. Transaction gains (losses) included in net income (loss) for the six months ended June 30, 2005 and 2006 were $97 and $(13), respectively.

Derivative Instruments

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 as amended, requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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

The Company’s Logistix (U.K.) subsidiary entered into foreign currency forward contracts aggregating 860 GBP to sell Euros in exchange for British pounds and United States dollars and to sell British pounds in exchange for United States dollars. The contracts will expire by December 2006. At June 30, 2006, the foreign currency forward contracts had an estimated fair value of (15) GBP. The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2006. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

Goodwill and Other Intangibles

The change in the carrying amount of goodwill from $12,855 as of December 31, 2005 to $12,968 as of June 30, 2006 reflects an increase due to a foreign currency translation adjustment of $113. $8,245 of the goodwill balance relates to the Agency Services segment and $4,723 relates to the Promotional Products segment.

The change in the carrying amount of identifiable intangibles from $712 as of December 31, 2005 to $676 as of June 30, 2006 reflects: a decrease of $71 for amortization expense and an increase due to a foreign currency translation adjustment of $35. A portion of identifiable intangibles are subject to amortization and are reflected as other intangibles in the condensed consolidated balance sheets.

On March 31, 2006, the Company released 180 GBP ($313) to the former shareholders of Megaprint Group Limited (acquired November 10, 2004) related to a purchase price holdback under the terms of the Stock Purchase Agreement between the Company and Megaprint Group Limited. The holdback was recorded as an accrued liability as of the acquisition date. As a result, the release of the holdback had no impact on goodwill for the six months ended June 30, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements according to SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. Additionally, FIN 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The adoption of FIN 48 on January 1, 2007, as required, could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions by recording a corresponding adjustment to retained earnings in the condensed consolidated balance sheets. The Company is currently assessing the effect, if any, of FIN 48 on the Company’s condensed consolidated results of operations and financial position.

NOTE 3 — LINE OF CREDIT

On March 29, 2006, the Company entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The Facility does not permit the payment of dividends on Series AA Preferred Stock for 2006. The restriction on dividends may be removed in 2007 subject to 2006 audited results and compliance with covenants. On May 10, 2006 certain covenants under the facility were amended. As of June 30, 2006, the Company was in compliance with the restrictions and covenants. As of June 30, 2006, $1,421 was outstanding under the Facility.

Letters of credit outstanding under the Company’s prior credit facility and the Facility as of December 31, 2005 and June 30, 2006 totaled $2,763 and $1,806, respectively.

In addition to the Facility, in October, 2003 the Company’s Logistix (U.K.) agency established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2005 and June 30, 2006, $0 was outstanding under this facility.

NOTE 4 – RESTRUCTURING

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

On May 18, 2005, the Company reached a settlement with one of its licensors affecting several licenses. Under the terms of the settlement, the Company agreed to forgo its rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. The Company retained product distribution rights under the licenses for 2005. As a result of this settlement, the Company’s overall commitment for royalty guarantees was reduced by approximately $4,000. The Company paid the licensor a total of $1,800 through June 30, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded initial estimates, $2,325 of the 2004 charge for minimum royalty guarantee shortfalls was reversed during the three months ended June 30, 2005. An additional amount of $512 was reversed during the six months ended December 31, 2005 as a result of higher than expected Scooby-Doo™ revenues for that period. For the three months ended June 30, 2006, the Company reached a settlement with a different licensor which resulted in a reversal of $88. These reversals were recorded as minimum royalty guarantee shortfall gains in the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2006.

In 2005, in connection with the Consumer Products wind-down, the Company incurred a charge for one-time employee termination benefits and other costs totaling approximately $797. For the three months ended June 30, 2005 and 2006, the Company incurred $49 and $51, respectively. For the six months ended June 30, 2005 and 2006, the Company incurred $632 and $51, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the Consumer Products segment. Of the $797 of costs incurred to date, $760 has been paid as of June 30, 2006.

In 2005, the Company eliminated several centralized corporate positions as a result of a realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $622 in 2005. For the six months ended June 30, 2006, the Company incurred an additional $165 for employee termination benefits. For the three months ended June 30, 2005 and 2006, the Company incurred $270 and $0, respectively. For the six months ended June 30, 2005 and 2006, the Company incurred $270 and $165, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the corporate segment. Of the $787 of costs incurred to date, $651 has been paid as of June 30, 2006. All remaining costs are expected to be paid by August 31, 2006.

In 2005, the Company eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs totaling $568 in the six months ended December 31, 2005. For the six months ended June 30, 2006, the Company incurred an additional $84 for employee termination benefits. For the three months ended June 30, 2005 and 2006, the Company incurred $0 and $6, respectively. For the six months ended June 30, 2005 and 2006, the Company incurred $0 and $84, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statements of operations. The entire amount is attributable to the Promotional Products segment. Of the $646 of costs incurred to date, $459 has been paid as of June 30, 2006.

In 2005, the Company made the determination to close the Company’s Minneapolis office effective October 31, 2005. The Company recorded a charge of approximately $192 in the six months ended December 31, 2005 for one-time employee termination benefits related to the closure of the Minneapolis office. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the Promotional Products segment. Of the $192 of costs incurred to date, $190 has been paid as of June 30, 2006.

In 2005, the Company made a decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with its Los Angeles office. The Company recorded a charge for one-time employee termination benefits and other costs totaling $640 in 2005. For the six months ended June 30, 2006, the Company incurred an additional $789 for employee termination benefits and other costs. For the three months ended June 30, 2005 and 2006, the Company incurred $0 and $426, respectively. For the six months ended June 30,

2005 and 2006, the Company incurred $0 and $789, respectively. The entire amount is attributable to the Promotional Products segment. Of the $1,429 of costs incurred to date, $1,005 has been paid as of June 30, 2006.

In 2005, the Company made the determination to sublease approximately 15,000 square feet of its Los Angeles office space. The space was sublet effective December 15, 2005 for a term ending December 31, 2009 (the expiration of the master lease term). The Company recorded a charge of $184 in the quarter ending December 31, 2005 for the estimated loss on the sublease over the term. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the corporate segment. Of the $184 of costs incurred to date, $95 of the costs has been paid for brokerage services and $11 has been amortized as of June 30, 2006.

In 2006, in connection with the Company’s decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, the Company made a decision to eliminate two senior management positions. The Company recorded a charge for one-time employee termination benefits and other costs totaling $283 for the three and six months ended June 30, 2006. The entire amount is attributable to the Promotional Products segment. Of the $283 of costs incurred to date, $37 has been paid as of June 30, 2006.

NOTE 5 -- SEGMENTS

The Company has identified three reportable segments through which it conducts its operations: Agency Services, Promotional Products and Consumer Products. As a result of recent changes in management and agency structure and to be consistent with the way management now views business units internally, the Company now reports its marketing services business as two separate reportable segments: Agency Services and Promotional Products. This reflects the changes in the structure and format of internal management reports provided to the chief operating decision maker. The factors for determining the reportable segments were based on the distinct nature of their operations. Each segment is responsible for executing a unique business strategy. The Agency Services segment provides various services such as strategic planning and research, entertainment marketing, promotion, event marketing, collaborative marketing, retail design, and environmental branding. The Agency Services segment is a service-based business whose revenues are derived either from fees for hours worked or from fixed price retainer contracts. The Promotional Products segment designs and contracts for the manufacture of promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional Products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are often based. The Promotional Products segment manufactures product to order and derives its revenues primarily from the sale of such product to its clients. The Consumer Products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers. Certain information presented in the tables below have been restated to conform to the current management structure as of January 1, 2006.

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

Industry Segments

	As of and For the Three Months Ended June 30, 2005
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$5,741	$47,911	$4,450	$--	$58,102
Segment income (loss) before
provision (benefit)
for income taxes	$1,103	$3,893	$1,882	$(5,629)	$1,249
Fixed asset additions	$--	$--	$--	$544	$544
Depreciation and amortization	$--	$107	$--	$454	$561
Total assets	$14,148	$68,827	$7,776	$20,541	$111,292

	As of and For the Three Months Ended June 30, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$7,547	$30,554	$1,993	$--	$40,094
Segment income (loss) before
provision (benefit)
for income taxes	$2,318	$442	$121	$(3,494)	$(613)
Fixed asset additions	$--	$--	$--	$577	$577
Depreciation and amortization	$--	$40	$--	$399	$439
Total assets	$15,891	$28,418	$2,862	$11,203	$58,374

	As of and For the Six Months Ended June 30, 2005
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$10,173	$94,137	$11,034	$--	$115,344
Segment income (loss) before
provision (benefit)
for income taxes	$1,721	$7,375	$1,337	$(9,889)	$544
Fixed asset additions	$--	$--	$--	$992	$992
Depreciation and amortization	$--	$213	$--	$916	$1,129
Total assets	$14,148	$68,827	$7,776	$20,541	$111,292

	As of and For the Six Months Ended June 30, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$15,842	$62,440	$4,498	$--	$82,780
Segment income (loss) before
provision (benefit)
for income taxes	$3,594	$857	$73	$(7,208)	$(2,684)
Fixed asset additions	$--	$--	$--	$1,046	$1,046
Depreciation and amortization	$--	$69	$--	$771	$840
Total assets	$15,891	$28,418	$2,862	$11,203	$58,374

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2006 are as follows:

Year

2006 (remainder of)	$2,218
2007	3,979
2008	3,931
2009	3,791
2010	787
Thereafter	1,911
Total	$16,617

Aggregate rental expenses for operating leases were $1,092 and $950 for the three months ended June 30, 2005 and 2006, respectively. Aggregate rental expenses for operating leases were $2,048 and $1,774 for the six months ended June 30, 2005 and 2006, respectively.

Guaranteed Royalties

For the three months ended June 30, 2005 and 2006, the Company incurred $872 and $254, respectively, in royalty expense. For the six months ended June 30, 2005 and 2006, the Company incurred $1,898 and $530, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of June 30, 2006, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2006 (remainder of)	$694
2007	270
2008	300
Total	$1,264

Employment Agreements

The Company has employment agreements with key executives. Guaranteed compensation under these agreements as of June 30, 2006 are as follows:

Year

2006 (remainder of)	$1,217
2007	1,613
Total	$2,830

NOTE 7—STOCK BASED COMPENSATION

The Company has three stock compensation plans, which are more fully described in Note 8 to the Consolidated Financial Statements in its 2005 Annual Report on Form 10-K/A. Under the plans, the Company has the ability to grant stock options, restricted stock, restricted stock units (“RSUs”), stock bonuses, stock appreciation rights or performance units. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of four years from the date of grant. Such stock options were granted with exercise prices at or above the fair market value of the Company’s common stock on the date of grant.

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

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $0 during the six months ended June 30, 2006. Excess tax benefits reflected as an operating cash inflow totaled $0 during the six months ended June 30, 2005.

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

The Board of Directors’ decision to accelerate the vesting of these options was based upon the elimination of compensation expense to be recorded subsequent to the effective date of SFAS 123(R). In addition, the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation and employee retention. The future compensation expense that was eliminated as a result of the acceleration of the vesting of these options is approximately $1,100. No options were granted during the six months ended June 30, 2005 and 2006.

The Company recognized no compensation expense for stock options during the three and six months ended June 30, 2006 as a result of the Company’s decision to accelerate the vesting of options mentioned above. As discussed above, prior to January 1, 2006, no compensation expense was recognized in the statements of operations for stock options. Had compensation expense in 2005 for nonqualified stock options granted been determined based on their fair value at the grant date, consistent with the fair value method of accounting prescribed by SFAS No. 123, the Company’s net income and net income per common share for the three and six months ended June 30, 2005 would have been adjusted as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income - as reported	$724	$307
Plus:
Stock-based compensation expense, net of tax, included in reported
net income	166	273
Less:
Compensation expense (a)	155	239
Net income - pro forma	$735	$341

Income (loss) per share:
Basic income (loss) per share, as reported	$0.06	(0.08)
Pro forma basic income (loss) per share	$0.06	(0.07)

Diluted income (loss) per share, as reported	$0.06	$(0.08)
Pro forma diluted income (loss) per share	$0.06	$(0.07)

(a) Determined under fair value based method for all awards, net of tax.

Stock Options

The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans during the six months ended June 30, 2006:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,733,970	$12.64
Granted	--	--
Exercised	--	--
Forfeited	--	--
Canceled	(268,050)	12.22

Outstanding at June 30, 2006	1,465,920	$12.72	6.2	$--

Exercisable at June 30, 2006	1,465,920	$12.72	6.2	$--

The intrinsic value of stock options is the difference between the current market value and the exercise price. No options were exercised during the six months ended June 30, 2006.

Restricted Stock and Restricted Stock Units

The aggregate fair market value of the Company’s restricted stock and RSU grants is being amortized to compensation expense over the vesting period (typically 4 years). Compensation expense recognized related to grants of restricted stock and RSU’s to certain employees and non-employee Board members was $483 and $449 for the six months ended June 30, 2005 and 2006, respectively. As of June 30, 2006, there was approximately $1,500 of unrecognized compensation cost related to unvested restricted stock and RSUs. This cost is expected to be recognized over a weighted average of 2.8 years.

The following table summarizes the number and weighted average grant date fair value of the Company’s unvested restricted stock and RSUs as of June 30, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2006	177,110	$12.00
Granted	39,000	$8.34
Vested	(43,201)	$12.66
Forfeited	(35,004)	$11.16
Unvested at June 30, 2006	137,905	$10.97

NOTE 8—MANDATORILY REDEEMABLE PREFERRED STOCK

On June 30, 2006, the Company entered in an Exchange and Extension Agreement with Crown EMAK Partners, LLC (“Crown”) providing that: (a) the conversion price of the Company’s Series AA Senior Cumulative Convertible Preferred Stock (“Series AA Stock”) would be reduced from $14.75 per share of Common Stock to $9.00 per share of Common Stock; (b) the 6% cumulative perpetual dividend on the $25,000 face value of the Series AA Stock ($1,500 per annum) would be permanently eliminated effective April 1, 2006; (c) the provisions pertaining to election of Series AA directors would be revised to permit the holders of the Series AA Stock to elect two directors except (i) if the number of Common Stock directors exceeds seven or (ii) in situations involving a potential Change of Control (as defined in the Certificate of Designation of Series AA Stock) at a time when the total number of directors (inclusive of Common Stock directors and Series AA Stock directors) exceeds eight, in either of which instances the holders of the Series AA Stock would be permitted to elect three directors; and (d) the terms of the Common Stock warrants held by Crown which previously expired on March 29 and June 20, 2010 would be extended until March 29 and June 20, 2012 (collectively, the “Crown Transaction”).

At the Company’s Annual Meeting held on May 31, 2006, the Company’s stockholders approved an amendment to the Certificate of Designation of the Company’s Series AA Stock (the “Certificate of Designation”) in order to permit the closing of the Crown Transaction. The Certificate of Amendment of Certificate of Designation provides for the changes in the rights and preferences of the Series AA Stock.

Also in connection with the closing of the Crown Transaction, effective as of May 31, 2006, the Company entered into an Amendment No. 1 to Rights Agreement with Continental Stock Transfer & Trust Company as rights agent (“Amendment No. 1”) with respect to the Company’s Preferred Share Purchase Rights Plan (the “Plan”). Amendment No. 1 provides that the shares of Common Stock issuable upon conversion of the Series AA Stock, as may be amended from time to time, or upon the exercise of any options or warrants Crown holds to acquire capital stock of the Company (as the same may be amended from time to time), in each case held by Crown as of May 31, 2006 or issuable to Crown as a result of the transactions approved by the Company’s stockholders at the Company’s 2006 Annual Meeting of Stockholders, will not result in a triggering of rights under the Plan.

The Crown Transaction was closed on June 30, 2006. The Company accounted for the transaction as a modification of equity instruments. As a result, the decrease in the fair value of the Series AA Stock was recorded as a reduction to mandatorily redeemable preferred stock of $873 with an offset to net income available to common stockholders. The increased in the value of the common stock warrants was recorded as an increase to additional paid-in capital of $873 with an offset to net income available to common stockholders. The net impact to income available to common stockholders is zero. Direct outside costs related to this transaction totaled $157 and were recorded as a reduction to additional paid-in capital.

NOTE 9—SUBSEQUENT EVENTS

On August 1, 2006, the Board of Directors (the “Board”) of the Company approved an amendment (the “Amendment”) to the Rights Agreement (the “Rights Agreement”), dated as of March 15, 2006, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, to accelerate the final expiration date of the rights issued thereunder (the “Rights”) to the close of business on August 1, 2006. Pursuant to the Rights Agreement, each share of Company Common stock, $0.001 par value, outstanding and subsequently issued has attached to it one Right representing the right to purchase one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock of the Company under certain circumstances specified in the Rights Agreement. As a result of the Amendment, the Rights shall no longer be outstanding, and are not exercisable, after August 1, 2006.

On August 11, 2006, the Company amended its credit facility with Bank of America to provide for a temporary bridge facility to increase the Company’s available borrowings by up to $7,000 to fund working capital for a specific client program.  The finance charges for borrowings under the bridge facility will be 300 basis points greater than the interest charges under the credit facility.  This bridge facility expires November 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as expressly indicated or unless the context otherwise requires, as used herein,”EMAK,” the “Company,” “we,” “our,” or “us,” means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Organization and Business

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries, is a leading global integrated marketing services company. We focus on the design and execution of strategy-based marketing programs providing measurable results for our clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotional marketing, event marketing, collaborative marketing, retail design and environmental branding. EMAK is headquartered in Los Angeles, with operations in Chicago, Frankfurt, London, Paris, the Netherlands, Hong Kong and Shanghai. The Company primarily sells to customers in the United States and Europe.

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

Our Upshot agency is a strategic marketing agency with expertise in promotional, event and collaborative marketing, retail design and environmental branding. Upshot has experience across a broad array of industries, including apparel, automotive, beer, candy, consumer packaged goods, financial services, greeting cards, home electronics, hospitality, government services, pharmaceuticals, soft drinks, spirits, telecommunications and timeshares. Upshot operates in our Agency Services segment.

Our Logistix agency is comprised of Logistix (U.K.), Logistix (U.S.), SCI Promotion, Megaprint Group and Pop Rocket. Logistix is an insight driven marketing services agency specializing in product-based solutions. Logistix operates in our Promotional Products, Agency Services and Consumer Products segments.

Overview

Revenues for the second quarter of 2006 decreased 31.0% or $18,008 to $40,094 as compared to $58,102 recorded in the prior year. This resulted in a net loss of $644 in the current year quarter compared to net income of $724 in the second quarter of 2005. The net income in the second quarter of 2005 was the result of a $2,325 reversal of minimum royalty guarantee shortfalls which were accrued in 2004 as a result of the decision to wind-down our Consumer Products business. The reversal was recorded as a result of a negotiated settlement with a licensor.

The decrease in revenues is primarily due to lower unit volumes purchased by our largest client. This decrease was anticipated, as the client’s promotional calendar for the second quarter of 2005 was boosted by programs tied to a “blockbuster” film series (Lucasfilm’s Star Wars® movies) and to a large program tied to 20th Century Fox’s Fantastic Four movie. Revenues were also lower compared to the prior year period because of the loss of revenues from Johnson Grossfield due to the loss of that agency’s primary client, the continuation of trends at our Logistix (U.K.) agency and the wind-down of our Consumer Products business. The decreased revenues were partially offset by an increase in revenues at Upshot resulting from work performed for a new large client.

Our efforts to streamline the organization’s cost structure are beginning to have a visible impact as operating expenses in the second quarter of 2006 were $3,798 lower than in the second quarter of 2005 (a decrease of 24.3%). We intend to continue to take action as necessary to align costs with current and anticipated revenue levels. Further reductions in operating expenses are expected to be more pronounced in the third and fourth quarters of 2006 and beyond.

Our March 29 backlog for 2006 was $110,000. This figure is approximately 27% lower than it was at a similar point last year as a result of the wind-down of Consumer Products, the loss of Johnson Grossfield’s primary client and lower unit volumes expected for our largest client. For our Consumer Products segment, we have only two significant remaining toy lines for all of 2006, JoJo’s Circus™ and Crayola®. In 2005, these two toy lines represented only 40% ($10,500) of our Consumer Products revenues. As a result of these factors, we expect revenues for the remainder of 2006 to be lower relative to 2005 levels. Sequentially, we expect that revenues for the third quarter of 2006 to be slightly lower than the second quarter, followed by a stronger fourth quarter, which is EMAK’s strongest quarter historically.

As we look ahead, we would characterize 2006 as a rebuilding year as we implement new strategies:

•	To properly position our agencies for relevance with our clients;
•	To leverage the expertise of our employees;
•	To consistently drive sustainable growth; and
•	To effectively manage our operating expenses.

We are proceeding aggressively with new business initiatives. Our newly formed Logistix agency has already made significant strides in repositioning itself for growth as a leader and innovator in product-based marketing solutions in the fast moving consumer goods industry. The agency is currently implementing its brand re-launch in the U.S.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.9	72.0	74.8	74.0
Minimum royalty shortfall gain	(4.0)	(0.2)	(2.0)	(0.1)
Gross profit	29.1	28.2	27.2	26.1
Operating expenses:
Salaries, wages and benefits	16.7	16.4	15.5	16.2
Selling, general and administrative	9.6	11.2	10.3	11.4
Restructuring charge	0.6	1.9	0.8	1.7
Total operating expenses	26.9	29.5	26.6	29.3
Income (loss) from operations	2.2	(1.3)	0.6	(3.2)
Other income (expense), net	-	(0.2)	(0.1)	-
Income (loss) before provision for income taxes	2.2	(1.5)	0.5	(3.2)
Provision for income taxes	0.9	0.1	0.2	0.1
Net income (loss)	1.3%	(1.6)%	0.3%	(3.3)%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (In Thousands):

Revenues

Revenues for the three months ended June 30, 2006 decreased $18,008, or 31.0%, to $40,094 from $58,102 in the comparable period in 2005. Promotional Products revenues decreased $17,357, or 36.2%, to $30,554 primarily as a result of lower revenues at our Equity Marketing agency due to a reduction in unit volumes for promotional programs from its largest client. This decrease was anticipated, as the client’s promotional calendar for the second quarter of 2005 was boosted by two large programs. The revenue decrease in Promotional Products is also attributable to the loss of revenues from Johnson Grossfield due to the loss of that agency’s primary client and to lower revenues at our Logistix (U.K.) business as a result of a reduction in the number and size of promotional programs for its largest client. Net foreign currency translation had an unfavorable impact to revenues of approximately $88 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues increased $1,806, or 31.5%, to $7,547. The increase is primarily attributable to increased Upshot revenues for promotional work performed for a large client in the U.S. In March 2005, Upshot was one of two agencies selected for the promotional business of this large client and promotional work began in April 2005. The increase in Agency Services revenues is also attributable to higher levels of retainer revenues for other existing clients.

Our Consumer Products segment revenues decreased $2,457, or 55.2%, to $1,993. The decrease is primarily attributable to the wind-down of the business. The majority of the Consumer Products license agreements expired in December 2005. Our second quarter 2006 Consumer Product revenues were primarily comprised of Crayola® and JoJo’s Circus™ product.

Cost of sales and gross profit

Cost of sales decreased $14,670 to $28,872 (72.0% of revenues) for the three months ended June 30, 2006 from $43,542 (74.9% of revenues) in the comparable period in 2005 primarily due to lower sales volume in 2006.

Our gross margin percentage decreased to 28.2% for the three months ended June 30, 2006 from 29.1% in the comparable period for 2005. This decrease is the result of a gain of $2,325 recorded for the three months ended June 30, 2005 as compared with $88 for the three months ended June 30, 2006 on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge recorded in the fourth quarter of 2004. Excluding the impact of the gain on the reversal of previously recorded minimum royalty guarantee shortfalls, the gross profit percentage increased to 28.0% from 25.1% in 2005. The increase is attributable to a higher relative mix of Agency Services revenues, which tend to have higher gross margins.

The gross profit percentage for our Promotional Products segment for the three months ended June 30, 2006 increased to 25.1% compared to 24.7% for the comparable period in 2005.

The gross profit percentage for our Agency Services segment for the three months ended June 30, 2006 increased to 39.0% compared to 32.6% for the comparable period in 2005. This increase is primarily attributable to higher retainer revenues which tend to have higher gross margins. During the quarter we received revenue from performance based retainer increases for services performed in prior periods. The increase is also attributable to a lower level of revenues from billings of direct outside costs in the second quarter of 2006. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment for the three months ended June 30, 2006 decreased to 35.1% compared to 71.7% for the comparable period in 2005. This decrease in the margin is attributable to the of $2,325 gain on the partial reversal of a previously recorded minimum royalty guarantee shortfall discussed above. Excluding the impact of this gain, the gross profit percentage actually increased to 30.7% from 19.4% in 2005. This increase is the result of the fact that our two primary remaining toy lines, Crayola® and JoJo’s Circus® are our strongest.

Salaries, wages and benefits

Salaries, wages and benefits decreased $3,070, or 31.8%, to $6,587 (16.4% of revenues) for the three months ended June 30, 2006 from $9,657 (16.6% of revenues) in the comparable period for 2005. This decrease was primarily attributable to a reduction in personnel as a result of restructuring initiatives designed to streamline operations. Also the three months ended June 30, 2005, costs of $1,350 were recorded relating to the departure of the Company’s former CEO.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1,175, or 20.7%, to $4,487 (11.1% of revenues) for the three months ended June 30, 2006 from $5,662 (9.7% of revenues) in the comparable period for 2005. The decrease is attributable to a reduction in marketing expenses, commissions, freight out and third party warehousing expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease is also attributable to lower occupancy costs resulting from the termination of an office lease in Minneapolis as well as the sublease of a portion of our Los Angeles office. This decrease was partially offset by an increase in legal fees and other outside services costs incurred in connection with a now resolved proxy contest.

Restructuring charge

We recorded a restructuring charge of $766 (1.9% of revenues) for the three months ended June 30, 2006 compared to $319 (0.6% of revenues) for the same period in 2005. This charge represents severance expenses and other termination costs related to the reorganization of the SCI Promotion agency and the elimination of two senior management positions as a result of the consolidation of SCI Promotion, Pop Rocket and Megaprint Group into the new Logistix agency. The restructuring charge in 2005 represents termination costs for the elimination of certain centralized management positions and severance expenses and other termination costs resulting from our decision to wind down a substantial majority of our consumer products business, Pop Rocket. See “Restructuring” below.

Other income (expense)

Other income (expense) decreased $85 to $(83) for the three months ended June 30, 2006 from $2 in the comparable period for 2005. The decrease is primarily due to foreign currency losses as a result of the strengthening of the British pound relative to the U.S. dollar.

Provision for income taxes

The effective tax rate for the three months ended June 30, 2006 was 5.1% compared to 42.0% for the same period in 2005. In 2006, we recorded a tax provision for our Asia-based operations and recognized no tax benefit from our losses in the United States and the United Kingdom.

Net Income (loss)

Net income decreased $1,368 to $(644) ((1.6)% of revenues) in 2006 from $724 (1.3% of revenues) in 2005 primarily due to the decrease in gross margins on lower revenues in 2006 compared to 2005 and a gain recorded for the three months ended June 30, 2005 on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge. This was partially offset by a decrease in salaries, wages and benefits and selling, general and administrative expenses as a result of our restructuring initiatives.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 (In Thousands):

Revenues

Revenues for the six months ended June 30, 2006 decreased $32,564, or 28.2%, to $82,780 from $115,344 in the comparable period in 2005. Promotional Products revenues decreased $31,697, or 33.7%, to $62,440 primarily attributable to lower revenues at our Equity Marketing agency as a result of a reduction in unit volumes for promotional programs from its largest client and the loss of revenues from Johnson Grossfield due to the loss of that agency’s primary client. The lower Promotional Products revenues are also attributable to lower revenues at our Logistix (U.K.) business as a result of a reduction in the number and size of promotional programs for its largest client. Net foreign currency translation had an unfavorable impact to revenues of approximately $789 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues increased $5,669, or 55.7%, to $15,842. The increase is primarily attributable to increased Upshot revenues for promotional work performed for a large client in the U.S. In March 2005, Upshot was one of two agencies selected for the promotional business of this large client and promotional work began in April 2005. The increase in Agency Services revenues is also attributable to higher levels of retainer revenues for other existing clients.

Our Consumer Products segment revenues decreased $6,536, or 59.2%, to $4,498. The decrease is primarily attributable to the wind-down of the business. The majority of the Consumer Products license agreements expired in December 2005. Our first half of 2006 Consumer Product revenues were primarily comprised of Crayola® and JoJo’s Circus™ product.

Cost of sales and gross profit

Cost of sales decreased $25,110 to $61,225 (74.0% of revenues) for the six months ended June 30, 2006 from $86,335 (74.9% of revenues) in the comparable period in 2005 primarily due to lower sales volume in 2006.

Our gross margin percentage decreased to 26.1% for the six months ended June 30, 2006 from 27.2% in the comparable period for 2005. This decrease is the result of a gain of $2,325 recorded for the six months ended June 30, 2005 as compared with $88 for the six months ended June 30, 2006 on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge recorded in the fourth quarter of 2004. Excluding the impact of this gain, the gross profit percentage increased to 26.0% from 25.1% in 2005.

The gross profit percentage for our Promotional Products segment for the six months ended June 30, 2006 decreased to 24.5% compared to 24.7% for the comparable period in 2005.

The gross profit percentage for our Agency Services segment for the six months ended June 30, 2006 decreased to 31.4% compared to 32.4% for the comparable period in 2005. This decrease is attributable to a higher level of direct outside costs in the first half of 2006, partially offset by higher retainer revenues which carry higher overall margins. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment for the six months ended June 30, 2006 decreased to 30.9% compared to 43.1% for the comparable period in 2005. This decrease in the margin is attributable to the gain of $2,325 discussed above. Excluding the impact of this gain, the gross profit percentage increased to 28.9% from 22.1% in 2005. This increase is the result of the fact that our two primary remaining toy lines, Crayola® and JoJo’s Circus® are our strongest.

Salaries, wages and benefits

Salaries, wages and benefits decreased $4,545, or 25.3%, to $13,442 (16.2% of revenues) for the six months ended June 30, 2006 from $17,987 (15.6% of revenues) in the comparable period for 2005. This decrease was primarily attributable to a reduction in personnel as a result of our restructuring initiatives designed to streamline operations. In the six months ended June 30, 2005, costs of $1,350 were recorded relating to the departure of the Company’s former CEO.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $2,334, or 19.8%, to $9,464 (11.4% of revenues) for the six months ended June 30, 2006 from $11,798 (10.2% of revenues) in the comparable period for 2005. The decrease is attributable to a reduction in marketing expense, commissions, freight out, third party warehousing and other selling expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease was also attributable to lower occupancy costs resulting from the termination of an office lease in Minneapolis as well as the sublease of a portion of our Los Angeles office. This was partially offset by an increase in legal fees and other outside services costs incurred in connection with a now resolved proxy contest.

Restructuring charge

We recorded a restructuring charge of $1,372 (1.7% of revenues) for the six months ended June 30, 2006 compared to $902 (0.8% of revenues) for the same period in 2005. This charge represents severance expenses and other termination costs related to the reorganization of the SCI Promotion agency, the elimination of three centralized senior management positions and the elimination of two senior management positions as a result of the consolidation of SCI Promotion, Pop Rocket and Megaprint Group into the new Logistix agency. The restructuring charge in 2005 represents termination costs for the elimination of certain centralized management positions and severance expenses and other termination costs resulting from our decision to wind down a substantial majority of our consumer products business, Pop Rocket. See “Restructuring” below.

Other expense

Other expense decreased $54 to $49 for the six months ended June 30, 2006 from $103 in the comparable period for 2005. The decrease is primarily due to a decrease in interest expense relating to short-term borrowings compared to the same period in 2005.

Provision for income taxes

The effective tax rate for the six months ended June 30, 2006 was (1.8)% compared to 43.6% for the same period in 2005. In 2006, we recorded a tax provision for our Asia-based operations and recognized no tax benefit from our losses in the United States and the United Kingdom.

Net Income (loss)

Net income decreased $3,039 to $(2,732) ((3.3)% of revenues) in 2006 from a $307 (0.3% of revenues) in 2005 primarily due to the decrease in gross margins on lower revenues in 2006 compared to 2005 and a gain recorded for the six months ended June 30, 2005 on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge. This was partially offset by a decrease in salaries, wages and benefits and selling, general and administrative expenses as a result of our restructuring initiatives.

Financial Condition and Liquidity

At June 30, 2006, cash and cash equivalents were $2,051, compared to $6,315 as of December 31, 2005. At June 30, 2006, restricted cash was $1,255, compared to $0 as of December 31, 2005. The decrease in cash and cash equivalents was attributable to cash flows used in operating and investing activities.

As of June 30, 2006, working capital was $9,708 compared to $12,520 at December 31, 2005. Cash used in operations for the six months ended June 30, 2006 was $2,803 compared to cash provided by operations of $7,505 in the prior year. Cash flows used in operations in the six months ended June 30, 2006 were primarily the result of cash used to pay down accounts payable and accrued liabilities from fourth quarter 2005 promotional programs. Cash flows provided from operations for the six months ended June 30, 2005 were primarily attributable to collections of receivables from large fourth quarter 2004 programs which shipped later in that year. Cash flows used in investing activities for the six months ended June 30, 2006 were $2,556 compared to $981 in the prior year. This increase is primarily the result of restricted cash used to fund a bank guarantee to a new vendor of our Logistix (U.K.) subsidiary. In addition, the former Megaprint shareholders were paid $313 upon release of a purchase price holdback. Cash flows used in investing activities for the six months ended June 30, 2005, were reduced by $976 of proceeds from the sale of a building acquired in connection with the Megaprint acquisition. Cash flows provided by financing activities for the six months ended June 30, 2006 were $967 compared to cash used of $5,785 in the prior year as a result of repayment of short-term borrowings for the six months ended June 30, 2005 compared to borrowings of $1,421 for the six months ended June 30, 2006. The reduction in cash used in financing activities is also attributable to the elimination of preferred stock dividends effective April 1, 2006 (see “Preferred Stock” below).

As of June 30, 2006, our net accounts receivable decreased $5,758 to $23,617 from $29,375 at December 31, 2005. The decrease was expected due to the seasonal nature of our business, as the fourth quarter tends to be the highest volume quarter of the year resulting in our highest accounts receivable levels each year. The decrease is also attributable to the wind-down of Consumer Products.

As of June 30, 2006, inventories decreased $1,328 to $9,918 from $11,246 at December 31, 2005. This decrease is attributable to shipments of promotional products in the Promotional Products segment related to first quarter 2006 programs. This decrease is also attributable to reduced inventory levels in the Consumer Products segment as a result of the wind-down. Consumer Products inventories represent 24.2% and 16.5% of total inventories as of December 31, 2005 and June 30, 2006, respectively. Promotional product inventory used in Promotional Products generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of June 30, 2006, accounts payable decreased $2,458 to $17,660 from $20,118 at December 31, 2005. This decrease was attributable to the payment of liabilities related to fourth quarter 2005 promotional programs. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year.

As of June 30, 2006, accrued liabilities decreased $5,940 to $11,402 from $17,342 at December 31, 2005. This decrease is primarily attributable to royalty payments resulting from the remaining amount of minimum royalty guarantee shortfall obligations recorded in 2004, the payment of 2005 conctractual bonuses, payments of severance and other costs related to the 2005 restructurings.

As of the date hereof, we believe that cash from operations, cash on hand at June 30, 2006 and our credit facility will be sufficient to fund our working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of June 30, 2006 are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases	$2,218	$3,979	$3,931	$3,791	$787	$1,911	$16,617
Guaranteed Royalties	694	270	300	--	--	--	1,264
Employment Agreements	1,217	1,613	--	--	--	--	2,830
Total	$4,129	$5,862	$4,231	$3,791	$787	$1,911	$20,711

We had no material commitments for capital expenditures at June 30, 2006. Letters of credit outstanding as of December 31, 2005 and June 30, 2006 totaled $2,763 and $1,806, respectively.

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

On May 18, 2005, we reached a settlement with one of our licensors affecting several licenses. Under the terms of the settlement, we agreed to forgo our rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retained product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees was reduced by approximately $4,000. We paid the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded our initial estimates, $2,325 of the 2004 charge for minimum royalty guarantee shortfalls was reversed during the three months ended June 30, 2005. An additional amount of $512 was reversed during the six months ended December 31, 2005 as a result of higher than expected Scooby-Doo™ revenues for that period. For the three months ended June 30, 2006, we reached a settlement with a different licensor which resulted in a reversal of $88. These reversals were recorded as minimum royalty guarantee shortfall gains in the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2006.

In 2005, in connection with the Consumer Products wind-down, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $797. For the three months ended June 30, 2005 and 2006, we incurred $49 and $51, respectively. For the six months ended June 30, 2005 and 2006, we incurred $632 and $51, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the Consumer Products segment. Of the $797 of costs incurred to date, $760 has been paid as of June 30, 2006.

In 2005, we eliminated several centralized corporate positions as a result of a realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $622 in 2005. For the three months ended June 30, 2006, we incurred an additional $165 for employee termination benefits. For the three months ended June 30, 2005 and 2006, we incurred $270 and $0, respectively. For the six months ended June 30, 2005 and 2006, we incurred $270 and $165, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the corporate segment. Of the $787 of costs incurred to date, $651 has been paid as of June 30, 2006. All remaining costs are expected to be paid by August 31, 2006.

In 2005, we eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs totaling $568 in the six months ended December 31, 2005. For the three and six months ended June 30, 2006, we incurred an additional $78 and $84, respectively, for employee termination benefits. Such costs are recorded as a restructuring charge in the condensed consolidated statements of operations. The entire amount is attributable to the Promotional Products segment. Of the $646 of costs incurred to date, $459 has been paid as of June 30, 2006.

In 2005, we made the determination to close our Minneapolis office effective October 31, 2005. We recorded a charge of approximately $192 in the six months ended December 31, 2005 for one-time employee termination benefits related to the closure of the Minneapolis office. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the Promotional Products segment. Of the $192 of costs incurred to date, $190 has been paid as of June 30, 2006.

In 2005, we made a decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with our Los Angeles office. We recorded a charge for one-time employee termination benefits and other costs totaling $640 in 2005. For the three and six months ended June 30, 2006, we incurred an additional $426 and $789, respectively, for employee termination benefits and other costs. The entire amount is attributable to the Promotional Products segment. Of the $1,429 of costs incurred to date, $1,005 has been paid as of June 30, 2006.

In 2005, we made the determination to sublease approximately 15,000 square feet of our Los Angeles office space. The space was sublet effective December 15, 2005 for a term ending December 31, 2009 (the expiration of the master lease term). We recorded a charge of $184 in the quarter ended December 31, 2005 for the estimated loss on the sublease over the term. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the corporate segment. Of the $184 of costs incurred to date, $95 of the costs has been paid for brokerage services and $11 has been amortized as of June 30, 2006.

In 2006, in connection with our decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, we made a decision to eliminate two senior management positions. We recorded a charge for one-time employee termination benefits and other costs totaling $283 for the six months ended June 30, 2006. The entire amount is attributable to the Promotional Products segment. Of the $283 of costs incurred to date, $37 has been paid as of June 30, 2006.

Credit Facilities

On March 29, 2006, we entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of our assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. We are also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The Facility does not permit the payment of dividends on Series AA Preferred Stock in 2006. The restriction on dividends may be removed in 2007 subject to 2006 audited results and compliance with covenants. On May 10, 2006, certain covenants under the Facility were amended. As of June 30, 2006, we were in compliance with the restrictions and covenants. As of June 30, 2006, $1,421 was outstanding under the Facility.

In addition to the Facility, in October, 2003 our Logistix (U.K.) agency established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2005 and June 30, 2006, $0 was outstanding under this facility.

Issuance of Preferred Stock

On June 30, 2006, we entered in an Exchange and Extension Agreement with Crown EMAK Partners, LLC (“Crown”) providing that: (a) the conversion price of the our Series AA Senior Cumulative Convertible Preferred Stock (“Series AA Stock”) would be reduced from $14.75 per share of Common Stock to $9.00 per share of Common Stock; (b) the 6% cumulative perpetual dividend on the $25,000 face value of the Series AA Stock ($1,500 per annum) would be permanently eliminated effective April 1, 2006; (c) the provisions pertaining to election of Series AA directors would be revised to permit the holders of the Series AA Stock to elect two directors except (i) if the number of Common Stock directors exceeds seven or (ii) in situations involving a potential Change of Control (as defined in the Certificate of Designation of Series AA Stock) at a time when the total number of directors (inclusive of Common Stock directors and Series AA Stock directors) exceeds eight, in either of which instances the holders of the Series AA Stock would be permitted to elect three directors; and (d) the terms of the Common Stock warrants held by Crown which previously expired on March 29 and June 20, 2010 would be extended until March 29 and June 20, 2012 (collectively, the “Crown Transaction”).

At our Annual Meeting held on May 31, 2006, our stockholders approved an amendment to the Certificate of Designation of the Company’s Series AA Stock (the “Certificate of Designation”) in order to permit the closing of the Crown Transaction. The Certificate of Amendment of Certificate of Designation provides for the changes in the rights and preferences of the Series AA Stock.

Also in connection with the closing of the Crown Transaction, effective as of May 31, 2006, we entered into an Amendment No. 1 to Rights Agreement with Continental Stock Transfer & Trust Company as rights agent (“Amendment No. 1”) with respect to our Preferred Share Purchase Rights Plan (the “Plan”). Amendment No. 1 provides that the shares of Common Stock issuable upon conversion of the Series AA Stock, as may be amended from time to time, or upon the exercise of any options or warrants Crown holds to acquire our capital stock (as the same may be amended from time to time), in each case held by Crown as of May 31, 2006 or issuable to Crown as a result of the transactions approved by our stockholders at our 2006 Annual Meeting of Stockholders, will not result in a triggering of rights under the Plan.

The Crown Transaction was closed on June 30, 2006. We accounted for the transaction as a modification of equity instruments. As a result, the decrease in the fair value of the Series AA Stock was recorded as a reduction to mandatorily redeemable preferred stock of $873 with an offset to net income available to common stockholders. The increased in the value of the common stock warrants was recorded as an increase to additional paid-in capital of $873 with an offset to net income available to common stockholders. The net impact to income available to common stockholders is zero. Direct outside costs related to this transaction totaled $157 and were recorded as a reduction to additional paid-in capital.

Subsequent Events

On August 1, 2006, our Board of Directors (the “Board”) approved an amendment (the “Amendment”) to the Rights Agreement (the “Rights Agreement”), dated as of March 15, 2006, between us and Continental Stock Transfer & Trust Company, as Rights Agent, to accelerate the final expiration date of the rights issued thereunder (the “Rights”) to the close of business on August 1, 2006. Pursuant to the Rights Agreement, each share of our Common stock, $0.001 par value, outstanding and subsequently issued has attached to it one Right representing the right to purchase one one-thousandth (1/1000) of a share of our Series A Junior Participating Preferred Stock under certain circumstances specified in the Rights Agreement. As a result of the Amendment, the Rights shall no longer be outstanding, and are not exercisable, after August 1, 2006.

On August 11, 2006, we amended our credit facility with Bank of America to provide for a temporary bridge facility to increase our available borrowings by up to $7,000 to fund working capital for a specific client program.  The finance charges for borrowings under the bridge facility will be 300 basis points greater than the interest charges under the credit facility.  This bridge facility expires November 30, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in

Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements according to SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. Additionally, FIN 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The adoption of FIN 48 on January 1, 2007, as required, could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions by recording a corresponding adjustment to retained earnings in the consolidated balance sheets. We are currently assessing the effect, if any, of FIN 48 on our consolidated results of operations and financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006.

In the Company’s quarterly report on Form 10-Q, management has concluded that a material weakness in internal control over financial reporting existed as of June 30, 2006 and has now concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, as a result of the material weakness described below.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, the Company did not maintain effective controls over the completeness and accuracy of mandatorily redeemable preferred stock. Specifically, the Company did not maintain effective controls over the accounting for the redemption of preferred stock warrants to ensure that such transactions were recorded in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2005 as well as an audit adjustment to the interim condensed consolidated financial statements for the second quarter of 2006. Additionally, this control deficiency could result in a misstatement of mandatorily redeemable preferred stock, additional paid-in capital, accumulated deficit, net income (loss) available to common stockholders and net income (loss) per share that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of this material weakness, we performed additional reviews and analysis to ensure the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 31, 2006. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were approved by the stockholders:

		Votes For	Votes Withheld
1.	Election of Directors by holders of Common Stock
	Howard D. Bland	5,374,159	233,662
	James L. Holbrook, Jr.	5,396,568	211,253
	Daniel W. O’Conner	5,396,568	211,253
	Alfred E. Osborne, Jr.	3,847,068	1,760,753
	Charles H. Rivkin	5,395,668	212,153
	Stephen P. Robeck	3,784,463	1,823,358

2.	Election of Director by holders of Series A Preferred Stock
	Jeffrey S. Deutschman	25,000	--

		Votes For	Votes Against	Abstain
3.	Proposal to approve amendments to the certificate of designation Series AA senior cumulative convertible preferred stock.	4,236,175	2,415,202	12,930

4.	Proposal to ratify appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm	7,213,902	75,904	12,930

ITEM 6. EXHIBITS

Exhibit 10.1	First Amendment to Loan and Security Agreement dated May 10, 2006.

Exhibit 10.2	Second Amendment to Loan and Security Agreement August 11, 2006.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMAK Worldwide, Inc.

Date	August 22, 2006	/s/ Roy Dar
Roy Dar Vice President, Controller (Principal Accounting Officer)