Form 10-Q
period 2006-09-30
EMAK Worldwide, Inc.
filed 2006-11-14
CIK 911151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Common Stock, $.001 par value, 5,848,849 shares as of November 13, 2006.

EMAK WORLDWIDE, INC.

Index To Quarterly Report on Form 10-Q

Filed with the Securities and Exchange Commission

September 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

ASSETS

	December 31,	September 30,
	2005	2006

CURRENT ASSETS:
Cash and cash equivalents	$6,315	$3,030
Restricted cash	--	1,269
Accounts receivable (net of allowances of $1,738 and
$988 as of December 31, 2005 and September 30, 2006, respectively)	29,375	25,024
Inventories	11,246	15,272
Prepaid expenses and other current assets	3,044	2,539
Total current assets	49,980	47,134
Fixed assets, net	3,571	3,662
Goodwill	12,855	13,035
Other intangibles, net	712	659
Other assets	626	431
Total assets	$67,744	$64,921

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2005	2006

CURRENT LIABILITIES:
Short-term debt	$--	$5,672
Accounts payable	20,118	18,824
Accrued liabilities	17,342	11,937
Total current liabilities	37,460	36,433
LONG-TERM LIABILITIES	3,956	3,703
Total liabilities	41,416	40,136

COMMITMENTS AND CONTINGENCIES

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible,
$.001 par value per share, 25,000 issued and outstanding, stated at liquidation
preference of $1,000 per share ($25,000), net	19,914	19,041

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized, 25,000 Series AA issued and outstanding	--	--
Common stock, $.001 par value per share, 25,000,000
shares authorized, 5,799,442 and 5,846,849 shares outstanding
as of December 31, 2005 and September 30, 2006, respectively	--	--
Additional paid-in capital	34,068	33,610
Accumulated deficit	(10,960)	(13,473)
Accumulated other comprehensive income	2,699	3,276
Less--	25,807	23,413
Treasury stock, 3,167,258 shares, at cost, as of
December 31, 2005 and September 30, 2006	(17,669)	(17,669)
Unearned compensation	(1,724)	--
Total stockholders' equity	6,414	5,744
Total liabilities, mandatorily redeemable preferred stock and stockholders' equity	$67,744	$64,921

The accompanying notes are an integral part of these

condensed consolidated financial statements.

                EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2005	2006	2005	2006
REVENUES	$49,810	$43,078	$165,154	$125,858
COST OF SALES	35,261	31,531	121,596	92,756
Minimum royalty guarantee shortfall gain	(399)	--	(2,724)	(88)
Gross profit	14,948	11,547	46,282	33,190
OPERATING EXPENSES:
Salaries, wages and benefits	8,147	6,589	26,134	20,031
Selling, general and administrative	5,594	4,611	17,392	14,075
Restructuring charge (gain)	416	(62)	1,318	1,310
Impairment of assets	3,431	--	3,431	--
Total operating expenses	17,588	11,138	48,275	35,416
Income (loss) from operations	(2,640)	409	(1,993)	(2,226)
OTHER INCOME (EXPENSE), net	234	(140)	131	(189)
Income (loss) before provision (benefit) for income taxes	(2,406)	269	(1,862)	(2,415)
PROVISION (BENEFIT) FOR INCOME TAXES	(866)	50	(629)	98
NET INCOME (LOSS)	(1,540)	219	(1,233)	(2,513)
PREFERRED STOCK DIVIDENDS	375	-	1,125	375
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$(1,915)	$219	$(2,358)	$(2,888)

BASIC INCOME (LOSS) PER SHARE	(0.33)	$0.04	$(0.41)	$(0.50)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	$5,788,042	5,845,788	5,779,727	5,830,259

DILUTED INCOME (LOSS) PER SHARE	$(0.33)	$0.03	$(0.41)	$(0.50)
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,788,042	8,675,447	5,779,727	5,830,259

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2005	2006	2005	2006

NET INCOME (LOSS)	$(1,540)	$219	$(1,233)	$(2,513)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(581)	243	(2,411)	628
Unrealized gain (loss) on foreign currency
forward contracts	330	15	366	(51)
COMPREHENSIVE INCOME (LOSS)	$(1,791)	$477	$(3,278)	$(1,936)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,233)	$(2,513)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,684	1,264
Provision for doubtful accounts	(75)	-
Gain on asset disposal	(17)	(2)
Stock-based compensation expense	769	618
Minimum royalty guarantee shortfall gain	(2,724)	(88)
Impairment of assets	3,431	--
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	14,880	4,772
Inventories	2,107	(3,867)
Prepaid expenses and other current assets	(141)	502
Other assets	1,045	217
Accounts payable	(6,550)	(1,304)
Accrued liabilities	(4,580)	(5,448)
Long-term liabilities	(682)	(275)
Net cash provided by (used in) operating activities	7,914	(6,124)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,289)	(1,181)
Restricted cash	--	(1,269)
Proceeds from sale of fixed assets	992	23
Refund for purchase of Upshot	75	--
Payment for purchase of Johnson Grossfield	(148)	--
Payment for purchase of Megaprint Group	(1,908)	(313)
Net cash used in investing activities	(2,278)	(2,740)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(1,125)	(375)
Proceeds from exercise of stock options	115
Transaction costs paid in connection with the modification of preferred stock and warrants	--	(79)
Borrowings under line of credit	54,625	40,546
Repayment under line of credit	(58,650)	(34,874)
Net cash provided by (used in) financing activities	(5,035)	5,218
Net increase (decrease) in cash and cash equivalents	601	(3,646)
Effects of exchange rate changes on cash and cash equivalents	(98)	361
CASH AND CASH EQUIVALENTS, beginning of period	4,406	6,315
CASH AND CASH EQUIVALENTS, end of period	$4,909	$3,030
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$324	$207
Income tax refunds, net	$(118)	$(484)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and the assumed conversion of preferred stock have an anti-dilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the three and nine months ended September 30, 2005 and the nine months ended September 30, 2006. Options and warrants to purchase 1,327,612 and 2,365,086 shares of common stock, $.001 par value per share (the “Common Stock”), as of September 30, 2005 and 2006, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three and nine months ended September 30, 2005, preferred stock convertible into 1,694,915 shares of Common Stock was excluded in the computation of diluted EPS as they would have been anti-dilutive. For the three months ended September 30, 2006, preferred stock convertible into 2,777,778 shares of Common Stock was included in the computation of diluted EPS as they were dilutive. For the nine months ended September 30, 2006, preferred stock convertible into 2,777,778 shares of Common Stock was excluded in the computation of diluted EPS as they would have been anti-dilutive. Excluded from the computation of diluted EPS are restricted stock units of 248,297 and 196,117 units for the three and nine months ended September 30, 2005, respectively, as they would have been anti-dilutive. Excluded from the computation of diluted EPS are restricted stock units of 185,341 and 237,222 units for the three and nine months ended September 30, 2006, respectively, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share” (“EITF 03-6”):

	For the Three Months Ended September 30,
	2005			2006
	Loss	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to
common stockholders	$(1,915)	5,788,042	$(0.33)	$219	5,845,788	$0.04
Effect of dilutive securities:
Options and warrants	--	--		--	--
Convertible preferred stock		--			2,777,778
Restricted stock units	--	--		--	51,881
Dilutive EPS:
Income (loss) available to
common stockholders	$(1,915)	5,788,042	$(0.33)	$219	8,675,447	$0.02

	For the Nine Months Ended September 30,
	2005			2006
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to
common stockholders	$(2,358)	5,779,727	$(0.41)	$(2,888)	5,830,259	$(0.50)
Effect of dilutive securities:
Options and warrants	--	--		--	--
Restricted stock units	--	--		--	--
Dilutive EPS:
Loss available to common
stockholders	$(2,358)	5,779,727	$(0.41)	$(2,888)	5,830,259	$(0.50)

Restricted Cash

During the first quarter of 2006, the Company’s Logistix (U.K.) subsidiary entered into an agreement with Hong Kong Shanghai Bank Corp. (“HSBC”), under which HSBC issued a guarantee of up to 1,000 EURO (approx $1,300) to one of Logistix’s vendors in exchange for the deposit of the same amount into an interest bearing restricted cash account with HSBC. Logistix (U.K.) does not have access to the cash until the guarantee expires on December 15, 2006. The guarantee from HSBC enabled Logistix (U.K.) to secure more favorable payment terms from a new vendor supplying significant quantities of goods.

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

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the products and deferred costs on service contracts and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2005 and September 30, 2006, inventories consisted of the following:

	December 31, 2005	September 30, 2006
Production-in-process	$2,483	$7,710
Finished goods	8,763	7,562
Total inventories	$11,246	$15,272

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction gains (losses) included in net income (loss) for the three months ended September 30, 2005 and 2006 were $257 and $(1), respectively. Transaction gains (losses) included in net loss for the nine months ended September 30, 2005 and 2006 were $354 and $(14), respectively.

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

The Company’s Logistix (U.K.) subsidiary entered into foreign currency forward contracts aggregating 563 GBP to sell Euros in exchange for British pounds and United States dollars and to sell British pounds in exchange for United States dollars. The contracts will expire by April 2007. At September 30, 2006, the foreign currency forward contracts had an estimated fair value of 8 GBP. The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2006. The unrealized gain on the contracts is reflected in accumulated other comprehensive income.

Goodwill and Other Intangibles

The change in the carrying amount of goodwill from $12,855 as of December 31, 2005 to $13,035 as of September 30, 2006 reflects an increase due to a foreign currency translation adjustment of $180. $8,245 of the goodwill balance relates to the Agency Services segment and $4,790 relates to the Promotional Products segment.

The change in the carrying amount of identifiable intangibles from $712 as of December 31, 2005 to $659 as of September 30, 2006 reflects: a decrease of $108 for amortization expense and an increase due to a foreign currency translation adjustment of $55. The identifiable intangibles are subject to amortization and are reflected as other intangibles in the condensed consolidated balance sheets.

On March 31, 2006, the Company released 180 GBP ($313) to the former shareholders of Megaprint Group Limited (acquired November 10, 2004) related to a purchase price holdback under the terms of the Stock Purchase Agreement between the Company and Megaprint Group Limited. The holdback was recorded as an accrued liability as of the acquisition date. As a result, the release of the holdback had no impact on goodwill for the nine months ended September 30, 2006.

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the Board that require or permit fair value measurements. The adoption of SFAS No. 157 on January 1, 2007, as required, could result in a transition adjustment that would be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently assessing the effect SFAS No. 157 may have, if any, on its consolidated results of operations and financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides guidance for quantifying financial statement misstatements. SAB 108 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, this statement will have on its financial statements.

NOTE 3 — SHORT-TERM DEBT

On March 29, 2006, the Company entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The Facility does not permit the payment of dividends on Series AA Preferred Stock for 2006. The restriction on dividends may be removed in 2007 subject to 2006 audited results and compliance with covenants. On May 10, 2006 certain covenants under the facility were amended. On August 11, 2006, the Company amended the Facility to provide for a temporary bridge facility to increase the Company’s available borrowings by up to $7,000 to fund working capital for a specific client program.  The finance charges for borrowings under the bridge facility will be 300 basis points greater than the interest charges under the Facility.  This bridge facility expires November 30, 2006. As of December 31, 2005 and September 30, 2006, the marginal interest rate on available borrowings under the Facility was 7.5% and 8.0%, respectively. As of September 30, 2006, the Company was in compliance with the restrictions and covenants. As of September 30, 2006, $5,672 was outstanding under the Facility.

Letters of credit outstanding under the Company’s prior credit facility and the Facility as of December 31, 2005 and September 30, 2006 totaled $2,763 and $515, respectively.

In addition to the Facility, in October, 2003 the Company’s Logistix (U.K.) agency established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2005 and September 30, 2006, $0 was outstanding under this facility.

NOTE 4 – RESTRUCTURING AND MINIMUM ROYALTY GUARANTEE SHORTFALLS

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

On May 18, 2005, the Company reached a settlement with one of its licensors affecting several licenses. Under the terms of the settlement, the Company agreed to forgo its rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. The Company retained product distribution rights under the licenses for 2005. As a result of this settlement, the Company’s overall commitment for royalty guarantees was reduced by approximately $4,000. The Company paid the licensor a total of $1,800 through June 30, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded initial estimates, $2,325 of the 2004 charge for minimum royalty guarantee shortfalls was reversed during the three months ended June 30, 2005. An additional amount of $399 and $113 was reversed during the three months ended September 30, 2005 and December 31, 2005, respectively, as a result of higher than expected Scooby-Doo™ revenues for that period. For the three months ended June 30, 2006, the Company reached a settlement with a different licensor which resulted in a reversal of $88. These reversals were recorded as minimum royalty guarantee shortfall gains in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2006.

In 2005, in connection with the Consumer Products wind-down, the Company incurred a charge for one-time employee termination benefits and other costs totaling approximately $797. For the three months ended September 30, 2005, the Company incurred $40. For the three months ended September 30, 2006, the Company recorded a gain of $13 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2005 and 2006, the Company incurred $672 and $38, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the Consumer Products segment.

In 2005, the Company eliminated several centralized corporate positions as a result of a realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $622 in 2005. For the nine months ended September 30, 2006, the Company incurred an additional $58 for employee termination benefits. For the three months ended September 30, 2005, the Company incurred $51. For the three months ended September 30, 2006, the Company recorded a gain of

$107 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2005 and 2006, the Company incurred $321 and $58, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the corporate segment.

In 2005, the Company eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs totaling $568 in the year ended December 31, 2005. For the three months ended September 30, 2005, the Company incurred $219. For the three months ended September 30, 2006, the Company recorded a gain of $31 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2005 and 2006, the Company incurred $219 and $53, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statements of operations. The entire amount is attributable to the Promotional Products segment.

In 2005, the Company made the determination to close the Company’s Minneapolis office effective October 31, 2005. The Company recorded a charge of approximately $192 in the six months ended December 31, 2005 for one-time employee termination benefits related to the closure of the Minneapolis office. For the three and nine months ended September 30, 2005, the Company incurred $106. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the Promotional Products segment.

In 2005, the Company made a decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with its Los Angeles office. The Company recorded a charge for one-time employee termination benefits and other costs totaling $640 in 2005. For the three months ended September 30, 2006, the Company recorded a gain of $5 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2006, the Company incurred an additional $784 for employee termination benefits and other costs. The entire amount is attributable to the Promotional Products segment.

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

In 2006, in connection with the Company’s decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, the Company made a decision to eliminate two senior management positions. The Company recorded a charge for one-time employee termination benefits and other costs totaling $0 and $283 for the three and nine months ended September 30, 2006, respectively. The entire amount is attributable to the Promotional Products segment.

In 2006, the Company made a decision to reorganize our Hong Kong office to better align the Company’s operations with the current business needs. As a result, the Company recorded a charge of $94 for one-time termination benefits associated with staff reductions in the Company’s Hong Kong office. For the three and nine months ended September 30, 2006, the Company recorded a charge of $94.

16

The following table summarizes activity in the Company’s restructuring reserve.

	Pop Rocket *	Centralized Corporate *	Logistix (U.K.) *	Johnson Grossfield *	SCI Promotion *	Los Angeles Office Sublease	Logistix Consolidation *	Hong Kong *	Total

Original charge	$746	$622	$568	$192	$640	$184	$-	$-	$2,952
Utilization in 2005	(513)	(261)	(137)	(96)	(110)	-	-	-	(1,117)

Reserve at December 31, 2005	233	361	431	96	530	184	-	-	1,835
Additional charge	-	165	78	-	363	-	-	-	606
Utilization	(164)	(235)	(4)	(74)	(306)	(101)	-	-	(884)

Reserve at March 31, 2006	69	291	505	22	587	83	-	-	1,557
Additional charge	51	-	6	-	426	-	283	-	766
Utilization	(83)	(155)	(318)	(20)	(589)	(5)	(37)	-	(1,207)

Reserve at June 30, 2006	37	136	193	2	424	78	246	-	1,116
Partial reversal of previously recorded one-time employee termination benefits and other related costs	(13)	(107)	(31)	-	(5)	-	-	-	(156)
Additional charge	-	-	-	-	-	-	-	94	94
Utilization	(24)	(29)	(40)	(2)	(236)	(6)	(134)	(94)	(565)

Reserve at September 30, 2006	$-	$-	$122	$-	$183	$72	$112	$-	$489

* One-time employee termination benefits and other related costs.

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

Industry Segments

	As of and For the Three Months Ended September 30, 2005
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$5,250	$36,504	$8,056	$--	$49,810
Segment income (loss) before provision (benefit) for income taxes	$1,885	$(510)	$436	$(4,217)	$(2,406)
Fixed asset additions	$--	$--	$--	$297	$297
Depreciation and amortization	$--	$99	$--	$456	$555
Total assets	$15,122	$60,708	$13,424	$19,697	$108,951

	As of and For the Three Months Ended September 30, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$7,683	$32,061	$3,334	$--	$43,078
Segment income (loss) before provision (benefit) for income taxes	$1,537	$1,975	$63	$(3,306)	$269
Fixed asset additions	$--	$--	$--	$135	$135
Depreciation and amortization	$--	$35	$--	$389	$424
Total assets	$14,876	$35,299	$3,808	$10,938	$64,921

	As of and For the Nine Months Ended September 30, 2005
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$15,423	$130,641	$19,090	$--	$165,154
Segment income (loss) before provision (benefit) for income taxes	$3,606	$6,865	$1,773	$(14,106)	$(1,862)
Fixed asset additions	$--	$--	$--	$1,289	$1,289
Depreciation and amortization	$--	$312	$--	$1,372	$1,684
Total assets	$15,122	$60,708	$13,424	$19,697	$108,951

	As of and For the Nine Months Ended September 30, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$23,525	$94,501	$7,832	$--	$125,858
Segment income (loss) before provision (benefit) for income taxes	$5,131	$2,832	$136	$(10,514)	$(2,415)
Fixed asset additions	$--	$--	$--	$1,181	$1,181
Depreciation and amortization	$--	$104	$--	$1,160	$1,264
Total assets	$14,876	$35,299	$3,808	$10,938	$64,921

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2006 are as follows:

Year

2006 (remainder of)	$1,035
2007	4,036
2008	3,988
2009	3,807
2010	787
Thereafter	1,911
Total	$15,564

Aggregate rental expenses for operating leases were $945 and $725 for the three months ended September 30, 2005 and 2006, respectively. Aggregate rental expenses for operating leases were $3,024 and $2,499 for the nine months ended September 30, 2005 and 2006, respectively.

Guaranteed Royalties

For the three months ended September 30, 2005 and 2006, the Company incurred $1,165 and $637, respectively, in royalty expense. For the nine months ended September 30, 2005 and 2006, the Company incurred $3,063 and $1,167, respectively, in royalty expense. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses. As of September 30, 2006, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2006 (remainder of)	$107
2007	270
2008	300
Total	$677

Employment Agreements

The Company has employment agreements with key executives. Guaranteed compensation under these agreements as of September 30, 2006 are as follows:

Year

2006 (remainder of)	$634
2007	1,838
Total	$2,472

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

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $0 during the nine months ended September 30, 2006. Excess tax benefits reflected as an operating cash inflow totaled $0 during the nine months ended September 30, 2005.

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

The Board of Directors’ decision to accelerate the vesting of these options was based upon the elimination of compensation expense to be recorded subsequent to the effective date of SFAS 123(R). In addition, the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation and employee retention. The future compensation expense that was eliminated as a result of the acceleration of the vesting of these options is approximately $1,100. No options were granted during the nine months ended September 30, 2005 and 2006.

The Company recognized no compensation expense for stock options during the three and nine months ended September 30, 2006 as a result of the Company’s decision to accelerate the vesting of options mentioned above. As discussed above, prior to January 1, 2006, no compensation expense was recognized in the statements of operations for stock options. Had compensation expense in 2005 for nonqualified stock options granted been determined based on their fair value at the grant date, consistent with the fair value method of accounting prescribed by SFAS No. 123, the Company’s net income and net income per common share for the three and nine months ended September 30, 2005 would have been adjusted as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss - as reported	$(1,540)	$(1,233)
Plus:
Stock-based compensation expense, net of tax, included in reported
net loss	189	462
Less:
Compensation expense (a)	264	503
Net loss - pro forma	$(1,615)	$(1,274)

Loss per share:
Basic loss per share, as reported	$(0.33)	(0.41)
Pro forma basic loss per share	$(0.34)	(0.42)

Diluted loss per share, as reported	$(0.33)	$(0.41)
Pro forma diluted loss per share	$(0.34)	$(0.42)

(a) Determined under fair value based method for all awards, net of tax.

Stock Options

The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans during the nine months ended September 30, 2006:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,733,970	$12.64
Granted	--	--
Exercised	--	--
Forfeited	--	--
Cancelled	(285,550)	12.20

Outstanding at September 30, 2006	1,448,420	$12.73	6.0	$--

Exercisable at September 30, 2006	1,448,420	$12.73	6.0	$--

The intrinsic value of stock options is the difference between the current market value and the exercise price. No options were exercised during the nine months ended September 30, 2006.

Restricted Stock and Restricted Stock Units

The aggregate fair market value of the Company’s restricted stock and RSU grants is being amortized to compensation expense over the vesting period (typically 4 years). Compensation expense recognized related to grants of restricted stock and RSU’s to certain employees and non-employee Board members was $769 and $618 for the nine months ended September 30, 2005 and 2006, respectively. As of September 30, 2006, there was $1,266 of unrecognized compensation cost related to unvested restricted stock and RSUs. This cost is expected to be recognized over a weighted average of 2.3 years.

The following table summarizes the number and weighted average grant date fair value of the Company’s unvested restricted stock and RSUs as of September 30, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2006	177,110	$12.00
Granted	67,000	6.29
Vested	(60,160)	12.28
Forfeited	(50,603)	10.70
Unvested at September 30, 2006	133,347	$9.50

21

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

Overview

Revenues for the third quarter of 2006 decreased 13.5% or $6,732 to $43,078 as compared to $49,810 recorded in the prior year. Despite this decrease, a significant reduction in operating expenses resulted in net income of $219 in the current year quarter compared to net loss of $1,540 in the third quarter of 2005. The net loss in the third quarter of 2005 was negatively impacted by an impairment charge of $3,431 for the write-off the remaining balance of goodwill and other intangibles related to the Johnson Grossfield agency as a result of the loss of that agency’s primary client in August 2005. As a result of this loss, we decided to close the Johnson Grossfield office.

The decrease in revenues is primarily due to lower unit volumes purchased by our largest client. This decrease was anticipated, as the client’s promotional calendar for the third quarter of 2005 was boosted by programs tied to a “blockbuster” film series (Lucasfilm’s Star Wars® movies). Revenues were also lower compared to the prior year period because of the loss of revenues from Johnson Grossfield due to the loss of that agency’s primary client and the wind-down of our non-core Consumer Products business. The decreased revenues were partially offset by an increase in revenues at Upshot resulting from work performed for new clients.

Our efforts to streamline the organization’s cost structure are having a visible impact as operating expenses in the third quarter of 2006 are significantly lower than in the third quarter of 2005. The $10,000 to $15,000 in annualized operating expense savings, depending on variable selling costs, as compared to 2005 expense levels better aligns our cost model with current client needs. We have streamlined the organization and established a more efficient operating structure that can be leveraged to support profitable growth.

While we expect our fourth quarter 2006 revenues will be up compared to our third quarter, in line with expected seasonality, it will be down as compared to the prior year. This expected decrease is the result of the wind-down of Consumer Products, the loss of Johnson Grossfield’s primary client and lower unit volumes expected for our largest client. For our Consumer Products segment, we have only three significant remaining toy lines for all of 2006, JoJo’s Circus™ , Crayola® and Mighty Helmet Racers®. In 2005, JoJo’s Circus™ and Crayola® represented 40% ($10,500) of our Consumer Products revenues.

With modest revenue growth and as a result of the significantly reduced cost structure, we expect to return to profitability in 2007 and to be poised for further improvements in 2008 and beyond.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2006	2005	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.8	73.2	73.6	73.7
Minimum royalty shortfall gain	(0.8)	-	(1.6)	(0.1)
Gross profit	30.0	26.8	28.0	26.4
Operating expenses:
Salaries, wages and benefits	16.4	15.3	15.8	15.9
Selling, general and administrative	11.2	10.7	10.5	11.2
Restructuring charge (gain)	0.8	(0.1)	0.8	1.0
Impairment of assets	6.9	-	2.1	-
Total operating expenses	35.3	25.9	29.2	28.1
Income (loss) from operations	(5.3)	0.9	(1.2)	(1.7)
Other income (expense), net	0.5	(0.3)	0.1	(0.2)
Income (loss) before provision (benefit) for income taxes	(4.8)	0.6	(1.1)	(1.9)
Provision (benefit) for income taxes	(1.7)	0.1	(0.4)	0.1
Net income (loss)	(3.1)%	0.5%	(0.7)%	(2.0)%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (In Thousands):

Revenues

Revenues for the three months ended September 30, 2006 decreased $6,732, or 13.5%, to $43,078 from $49,810 in the comparable period in 2005. Promotional Products revenues decreased $4,443, or 12.2%, to $32,061 primarily as a result of lower revenues at our Equity Marketing agency due to a reduction in unit volumes for promotional programs from its largest client. This decrease was anticipated, as the client’s promotional calendar for the third quarter of 2005 was boosted by large programs tied to a “blockbuster” film series. The revenue decrease in Promotional Products is also attributable to the loss of revenues from Johnson Grossfield due to the loss of that agency’s primary client. Net foreign currency translation had a favorable impact to revenues of approximately $366 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues increased $2,433, or 46.3%, to $7,683. The increase is primarily attributable to increased Upshot revenues for promotional work performed for a new large client in the U.S. In March 2005, Upshot was one of two agencies selected for the promotional business of this large client and promotional work began in April 2005. The increase in Agency Services revenues is also attributable to higher levels of retainer revenues for other existing clients.

Our Consumer Products segment revenues decreased $4,722, or 58.6%, to $3,334. The decrease is primarily attributable to the wind-down of the non-core business. The majority of the Consumer Products license agreements expired in December 2005. Our Consumer Product revenues for the three months ended September 30, 2005 were primarily comprised of Mighty Helmet Racers™ and Crayola® product.

Cost of sales and gross profit

Cost of sales decreased $3,730 to $31,531 (73.2% of revenues) for the three months ended September 30, 2006 from $35,261 (70.8% of revenues) in the comparable period in 2005 primarily due to lower sales volume in 2006.

Our gross margin percentage decreased to 26.8% for the three months ended September 30, 2006 from 30.0% in the comparable period for 2005.

The gross profit percentage for our Promotional Products segment for the three months ended September 30, 2006 decreased to 27.1% compared to 29.3% for the comparable period in 2005. This decrease is attributable to a few high volume but low margin Logistix (U.K.) promotional programs in 2006.

The gross profit percentage for our Agency Services segment for the three months ended September 30, 2006 decreased to 30.9% compared to 37.0% for the comparable period in 2005. This decrease is primarily attributable to a higher level of direct outside cost as compared to the same period last year. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment for the three months ended September 30, 2006 decreased to 14.8% compared to 28.5% for the comparable period in 2005. This decrease in the margin is attributable to a higher level of close-out sales as compared to the same period last year and the write-off of a pre-paid royalty related to discontinued products. The three months ended September 30, 2005 include a $399 gain on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge recorded in the fourth quarter of 2004. Excluding the impact of the gain on the reversal of previously recorded minimum royalty guarantee shortfalls, the gross profit percentage decreased from 23.6% in 2005.

Salaries, wages and benefits

Salaries, wages and benefits decreased $1,558, or 19.1%, to $6,589 (15.3% of revenues) for the three months ended September 30, 2006 from $8,147 (16.4% of revenues) in the comparable period for 2005. This decrease was primarily attributable to a reduction in personnel as a result of restructuring initiatives designed to streamline operations.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $983, or 17.6%, to $4,611 (10.7% of revenues) for the three months ended September 30, 2006 from $5,594 (9.7% of revenues) in the comparable period for 2005. The decrease is attributable to a reduction in commissions, advertising, freight out and third party warehousing expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease is also attributable to lower occupancy costs resulting from the termination of an office and warehouse lease in Ontario, California and an office lease in Minneapolis as well as the sublease of a portion of our Los Angeles office. This decrease was partially offset by an increase in bank charges for our credit facility with Bank of America.

Restructuring charge (gain)

We recorded a restructuring gain of $62 ((0.1)% of revenues) for the three months ended September 30, 2006 compared to a charge of $416 (0.8% of revenues) for the same period in 2005. This gain is primarily related to a partial reversal of previously recorded employee termination benefits as a result of lower costs than initially estimated. This gain was partially offset by charges related to staff reductions in our Hong Kong office. The restructuring charge in 2005 consists primarily of severance expense and other termination costs related to staff reductions at Logistix (U.K), to the closure of the Johnson Grossfield office in Minneapolis, and resulting from our decision to wind down substantially all of our non-core consumer products business, Pop Rocket. See “Restructuring” below.

Impairment of assets

We recorded a charge for the impairment of assets of $3,431 (6.9% of revenues) for the three months ended September 30, 2005. This charge relates to impairment of goodwill and other intangible assets of Johnson Grossfield as a result of the loss of the Johnson Grossfield’s primary client in August 2005.

Other income (expense)

Other income (expense) decreased $374 to $(140) for the three months ended September 30, 2006 from $234 in the comparable period for 2005. The decrease is primarily due to foreign currency losses as a result of the strengthening of the British pound relative to the U.S. dollar. This decrease is also attributable to an increase in interest expense as a result of increased short-term borrowings as compared to the same period in 2005.

Provision (benefit) for income taxes

The effective tax rate for the three months ended September 30, 2006 was 18.6% compared to 36.0% for the same period in 2005. In 2006, we recorded a tax provision for our Asia-based operations and recognized no tax provision from our operations in the United States and the United Kingdom due to our valuation allowance.

Net Income (loss)

Net income (loss) increased $1,759 to $219 (0.5% of revenues) in 2006 from $(1,540) ((3.1)% of revenues) in 2005 primarily due to the impairment of assets and restructuring charge recorded for the three months ended September 30, 2005. This increase is also attributable to a decrease in salaries, wages and benefits and selling, general and administrative expenses as a result of our restructuring initiatives.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 (In Thousands):

Revenues

Revenues for the nine months ended September 30, 2006 decreased $39,296, or 23.8%, to $125,858 from $165,154 in the comparable period in 2005. Promotional Products revenues decreased $36,140, or 27.7%, to $94,501 primarily attributable to lower revenues at our Equity Marketing agency as a result of a reduction in unit volumes for promotional programs from its largest client and the loss of revenues from Johnson Grossfield due to the loss of that agency’s primary client. The lower Promotional Products revenues are also attributable to lower revenues at our Logistix (U.K.) business as a result of a reduction in the number and size of promotional programs for its largest client. Net foreign currency translation had an unfavorable impact to revenues of approximately $423 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues increased $8,102, or 52.5%, to $23,525. The increase is primarily attributable to increased Upshot revenues for promotional work performed for a large client in the U.S. In March 2005, Upshot was one of two agencies selected for the promotional business of this large client and promotional work began in April 2005. The increase in Agency Services revenues is also attributable to higher levels of retainer revenues for other existing clients.

Our Consumer Products segment revenues decreased $11,258, or 59.0%, to $7,832. The decrease is primarily attributable to the wind-down of the non-core business. The majority of the Consumer Products license agreements expired in December 2005. Our first nine months of 2006 Consumer Product revenues were primarily comprised of Crayola®, JoJo’s Circus™ and Mighty Helmet Racers™ product.

Cost of sales and gross profit

Cost of sales decreased $28,840 to $92,756 (73.7% of revenues) for the nine months ended September 30, 2006 from $121,596 (73.6% of revenues) in the comparable period in 2005 primarily due to lower sales volume in 2006.

Our gross margin percentage decreased to 26.4% for the nine months ended September 30, 2006 from 28.0% in the comparable period for 2005. This decrease is the result of a gain of $2,724 recorded for the nine months ended September 30, 2005 as compared with $88 for the nine months ended September 30, 2006 on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge recorded in the fourth quarter of 2004. Excluding the impact of this gain, the gross profit percentage decreased to 26.3% from 26.4% in 2005.

The gross profit percentage for our Promotional Products segment for the nine months ended September 30, 2006 decreased to 25.4% compared to 26.0% for the comparable period in 2005. This decrease is attributable to a few high volume but low margin Logistix (U.K.) promotional programs in 2006

The gross profit percentage for our Agency Services segment for the nine months ended September 30, 2006 decreased to 31.2% compared to 34.0% for the comparable period in 2005. This decrease is attributable to a higher level of direct outside costs in the first nine months of 2006, partially offset by higher retainer revenues which carry higher overall margins. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment for the nine months ended September 30, 2006 decreased to 24.0% compared to 37.0% for the comparable period in 2005. This decrease in the margin is attributable to the gain of $2,724 discussed above. Excluding the impact of this gain, the gross profit percentage increased to 22.9% from 22.7% in 2005. This increase is the result of the fact that our primary remaining toy lines, Crayola®, Mighty Helmet Racers™ and JoJo’s Circus® are our strongest. This increase was partially offset by higher level of close-out sales of discontinued products and by a write-off of a pre-paid royalty related to discontinued products.

Salaries, wages and benefits

Salaries, wages and benefits decreased $6,103, or 23.4%, to $20,031 (15.9% of revenues) for the nine months ended September 30, 2006 from $26,134 (15.8% of revenues) in the comparable period for 2005. This decrease was primarily attributable to a reduction in personnel as a result of our restructuring initiatives designed to streamline operations. In the nine months ended September 30, 2005, costs of $1,350 were recorded relating to the departure of the Company’s former CEO.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $3,317, or 19.1%, to $14,075 (11.2% of revenues) for the nine months ended September 30, 2006 from $17,392 (10.5% of revenues) in the comparable period for 2005. The decrease is attributable to a reduction in marketing expense, commissions, freight out, third party warehousing and other selling expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease was also attributable to lower occupancy costs resulting from the termination of an office and warehouse lease in Ontario, California and an office lease in Minneapolis as well as the sublease of a portion of our Los Angeles office. This was partially offset by an increase in legal fees and other outside services costs incurred in connection with a now resolved proxy contest and an increase in bank charges for our credit facility with Bank of America.

Restructuring charge

We recorded a restructuring charge of $1,310 (1.0% of revenues) for the nine months ended September 30, 2006 compared to $1,318 (0.8% of revenues) for the same period in 2005. This charge represents severance expenses and other termination costs related to the reorganization of the SCI Promotion agency, the elimination of three centralized senior management positions, the elimination of two senior management positions as a result of the consolidation of SCI Promotion, Pop Rocket and Megaprint Group into the new Logistix agency and staff reductions in our Hong Kong office. The restructuring charge in 2005 represents termination costs for the elimination of certain centralized management positions and severance expenses and other termination costs resulting from our decision to wind down a substantial majority of our non-core consumer products business, Pop Rocket. See “Restructuring” below.

Other income (expense)

Other income (expense) decreased $320 to $(189) for the nine months ended September 30, 2006 from $131 in the comparable period for 2005. The decrease is primarily due to foreign currency losses as a result of the strengthening of the British pound relative to the U.S. dollar. This decrease was partially offset by a decrease in interest expense relating to short-term borrowings compared to the same period in 2005.

Provision (benefit) for income taxes

The effective tax rate for the nine months ended September 30, 2006 was (4.1)% compared to 33.8% for the same period in 2005. In 2006, we recorded a tax provision for our Asia-based operations and recognized no tax benefit from our losses in the United States and the United Kingdom due to our valuation allowance.

Net loss

Net loss increased $1,280 to $(2,513) ((2.0)% of revenues) in 2006 from a $(1,233) ((0.7)% of revenues) in 2005 primarily due to the decrease in gross margins on lower revenues in 2006 compared to 2005 and a gain recorded for the nine months ended September 30, 2005 on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge. This was partially offset by a decrease in salaries, wages and benefits and selling, general and administrative expenses as a result of our restructuring initiatives.

Financial Condition and Liquidity

At September 30, 2006, cash and cash equivalents were $3,030, compared to $6,315 as of December 31, 2005. At September 30, 2006, restricted cash was $1,269, compared to $0 as of December 31, 2005. The decrease in cash and cash equivalents was attributable to cash flows used in operating and investing activities.

As of September 30, 2006, working capital was $10,701 compared to $12,520 at December 31, 2005. Cash used in operations for the nine months ended September 30, 2006 was $6,124 compared to cash provided by operations of $7,914 in the prior year period. Cash flows used in operations in the nine months ended September 30, 2006 were primarily the result of cash used to pay down accounts payable and accrued liabilities from fourth quarter 2005 promotional programs. Cash flows provided from operations for the nine months ended September 30, 2005 were primarily attributable to collections of receivables from large fourth quarter 2004 programs which shipped later in that year. Cash flows used in investing activities for the nine months ended

September 30, 2006 were $2,740 compared to $2,278 in the prior year. This increase is primarily the result of restricted cash used to fund a bank guarantee to a new vendor of our Logistix (U.K.) subsidiary. In addition, the former Megaprint shareholders were paid $313 upon release of a purchase price holdback. Cash flows used in investing activities for the nine months ended September 30, 2005, were reduced by $976 of proceeds from the sale of a building acquired in connection with the Megaprint acquisition. Cash flows provided by financing activities for the nine months ended September 30, 2006 were $5,218 compared to cash used of $5,035 in the prior year as a result of repayment of short-term borrowings for the nine months ended September 30, 2005 compared to borrowings of $5,672 for the nine months ended September 30, 2006. Our borrowings were to fund a portion of our development costs for a large holiday program for our largest client. The reduction in cash used in financing activities is also attributable to the elimination of preferred stock dividends effective April 1, 2006 (see “Preferred Stock” below).

As of September 30, 2006, our net accounts receivable decreased $4,351 to $25,024 from $29,375 at December 31, 2005. The decrease was expected due to the seasonal nature of our business, as the fourth quarter tends to be the highest volume quarter of the year resulting in our highest accounts receivable levels each year. The decrease is also attributable to the wind-down of our non-core Consumer Products business.

As of September 30, 2006, inventories increased $4,026 to $15,272 from $11,246 at December 31, 2005. This increase is attributable to the expected shipment of promotional products to our largest client in the fourth quarter 2006. This increase is partially offset by reduced inventory levels in the non-core Consumer Products segment as a result of the wind-down. Consumer Products inventories represent 24.2% and 12.0% of total inventories as of December 31, 2005 and September 30, 2006, respectively. Promotional product inventory used in Promotional Products generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of September 30, 2006, accounts payable decreased $1,294 to $18,824 from $20,118 at December 31, 2005. This decrease was attributable to the payment of liabilities related to fourth quarter 2005 promotional programs. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year.

As of September 30, 2006, accrued liabilities decreased $5,405 to $11,937 from $17,342 at December 31, 2005. This decrease is primarily attributable to royalty payments resulting from the remaining amount of minimum royalty guarantee shortfall obligations recorded in 2004, the payment of 2005 contractual bonuses, payments of severance and other costs related to the 2005 restructurings.

As of the date hereof, we believe that cash from operations, cash on hand at September 30, 2006 and our credit facility will be sufficient to fund our working capital needs for at least the next twelve months. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of September 30, 2006 are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases	$1,035	$4,036	$3,988	$3,807	$787	$1,911	$15,564
Guaranteed Royalties	107	270	300	--	--	--	677
Employment Agreements	634	1,838	--	--	--	--	2,472
Total	$1,776	$6,144	$4,288	$3,807	$787	$1,911	$18,713

We had no material commitments for capital expenditures at September 30, 2006. Letters of credit outstanding as of December 31, 2005 and September 30, 2006 totaled $2,763 and $515, respectively.

Restructuring and Minimum Royalty Guarantee Shortfalls

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

On May 18, 2005, we reached a settlement with one of our licensors affecting several licenses. Under the terms of the settlement, we agreed to forgo our rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retained product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees was reduced by approximately $4,000. We paid the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded our initial estimates, $2,325 of the 2004 charge for minimum royalty guarantee shortfalls was reversed during the three months ended June 30, 2005. An additional amount of $399 and $113 was reversed during the three months ended September 30, 2005 and December 31, 2005, respectively, as a result of higher than expected Scooby-Doo™ revenues for that period. For the three months ended June 30, 2006, we reached a settlement with a different licensor which resulted in a reversal of $88. These reversals were recorded as minimum royalty guarantee shortfall gains in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2006.

In 2005, in connection with the Consumer Products wind-down, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $797. For the three months ended September 30, 2005, we incurred $40. For the three months ended September 30, 2006, we recorded a gain of $13 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2005 and 2006, we incurred $672 and $38, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the Consumer Products segment.

In 2005, we eliminated several centralized corporate positions as a result of a realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $622 in 2005. For the nine months ended September 30, 2006, we incurred an additional $58 for employee termination benefits. For the three months ended September 30, 2005, we incurred $51. For the three months ended September 30, 2006, we recorded a gain of $107 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2005 and 2006, we incurred $321 and $58, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the corporate segment.

In 2005, we eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs totaling $568 in the year ended December 31, 2005. For the three months ended September 30, 2005 and 2006, we incurred $219 and $(31), respectively. For the nine months ended September 30, 2005 and 2006, we incurred $219 and $53, respectively. Such costs are recorded as a restructuring charge in the condensed consolidated statements of operations. The entire amount is attributable to the Promotional Products segment.

In 2005, we made the determination to close our Minneapolis office effective October 31, 2005. We recorded a charge of approximately $192 in the six months ended December 31, 2005 for one-time employee termination benefits related to the closure of the Minneapolis office. For the three and nine months ended September 30, 2005, we incurred $106. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the Promotional Products segment.

In 2005, we made a decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with our Los Angeles office. We recorded a charge for one-time employee termination benefits and other costs totaling $640 in 2005. For the three months ended September 30, 2006, we recorded a gain of $5 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2006, we incurred an additional $784 for employee termination benefits and other costs. The entire amount is attributable to the Promotional Products segment.

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

In 2006, in connection with our decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, we made a decision to eliminate two senior management positions. We recorded a charge for one-time employee termination benefits and other costs totaling $283 for the nine months ended September 30, 2006. The entire amount is attributable to the Promotional Products segment.

In 2006, we made a decision to reorganize our Hong Kong office to better align our operations with the current business needs. As a result, we recorded a charge of $94 for one-time termination benefits associated with staff reductions in our Hong Kong office. For the three and nine months ended September 30, 2006, we recorded a charge of $94.

The following table summarizes activity in our restructuring reserve.

	Pop Rocket *	Centralized Corporate *	Logistix (U.K.) *	Johnson Grossfield *	SCI Promotion *	Los Angeles Office Sublease	Logistix Consolidation *	Hong Kong *	Total

Original charge	$746	$622	$568	$192	$640	$184	$-	$-	$2,952
Utilization in 2005	(513)	(261)	(137)	(96)	(110)	-	-	-	(1,117)

Reserve at December 31, 2005	233	361	431	96	530	184	-	-	1,835
Additional charge	-	165	78	-	363	-	-	-	606
Utilization	(164)	(235)	(4)	(74)	(306)	(101)	-	-	(884)

Reserve at March 31, 2006	69	291	505	22	587	83	-	-	1,557
Additional charge	51	-	6	-	426	-	283	-	766
Utilization	(83)	(155)	(318)	(20)	(589)	(5)	(37)	-	(1,207)

Reserve at June 30, 2006	37	136	193	2	424	78	246	-	1,116
Partial reversal of previously recorded one-time employee termination benefits and other related costs	(13)	(107)	(31)	-	(5)	-	-	-	(156)
Additional charge	-	-	-	-	-	-	-	94	94
Utilization	(24)	(29)	(40)	(2)	(236)	(6)	(134)	(94)	(565)

Reserve at September 30, 2006	$-	$-	$122	$-	$183	$72	$112	$-	$489

* One-time employee termination benefits and other related costs.

Credit Facilities

On March 29, 2006, we entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of our assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. We are also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The Facility does not permit the payment of dividends on Series AA Preferred Stock in 2006. The restriction on dividends may be removed in 2007 subject to 2006 audited results and compliance with covenants. On May 10, 2006, certain covenants under the Facility were amended. On August 11, 2006, we amended the Facility to provide for a temporary bridge facility to increase our available borrowings by up to $7,000 to fund working capital for a specific client program.  The finance charges for borrowings under the bridge facility will be 300 basis points greater than the interest charges under the Facility.  This bridge facility expires November 30, 2006. As of December 31, 2005 and September 30, 2006, the marginal interest rate on available borrowings under the Facility was 7.5% and 8.0%, respectively. As of September 30, 2006, we were in compliance with the restrictions and covenants. As of September 30, 2006, $5,672 was outstanding under the Facility.

In addition to the Facility, in October, 2003 our Logistix (U.K.) agency established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2005 and September 30, 2006, $0 was outstanding under this facility.

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the Board that require or permit fair value measurements. The adoption of SFAS No. 157 on January 1, 2007, as required, could result in a transition adjustment that would be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently assessing the effect SFAS No. 157 may have, if any, on our consolidated results of operations and financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides guidance for quantifying financial statement misstatements. SAB 108 will be effective for the Company beginning January 1, 2007. We are in the process of determining the effect, if any, this statement will have on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. As a result of this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 and are designed to provide management with the appropriate information to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control Over Financial Reporting

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed in the Form 10-K/A filing for the year ended December 31, 2005, the Company did not maintain effective controls over the completeness and accuracy of mandatorily redeemable preferred stock. Specifically, the Company did not maintain effective controls over the accounting for the redemption of preferred stock warrants to ensure that such transactions were recorded in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2005 as well as an audit adjustment to the interim condensed consolidated financial statements for the second quarter of 2006. Additionally, this control deficiency could result in a misstatement of mandatorily redeemable preferred stock, additional paid-in capital, accumulated deficit, net income (loss) available to common stockholders and net income (loss) per share that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The Company has made changes to its internal control over financial reporting during the third quarter of 2006 that were intended to remediate the material weakness described above, including the establishment of additional controls to improve the design of internal controls with respect to accounting for transactions with preferred stockholders.

Specifically, the changes include a more formal process to document and review the accounting treatment of any future preferred stock transactions, to ensure that such transactions are recorded in accordance with generally accepted accounting principles. This process will be completed at the inception of any such transaction to ensure any such transactions are accounted for appropriately.

Management believes that this change in the design of internal controls has strengthened our disclosure controls and procedures, as well as our internal control over financial reporting, and has remediated the material weakness described above. We have discussed this material weakness and our remediation program with our Audit Committee.

Changes in Internal Control over Financial Reporting

The changes in the third quarter implemented as a result of the remediation of the material weakness, as noted above, were the only changes in our internal control structure over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EMAK Worldwide, Inc.

Date	November 14, 2006	/s/ Roy Dar
Roy Dar Vice President, Controller (Principal Accounting Officer)