Form 10-K
period 2006-12-31
EMAK Worldwide, Inc.
filed 2007-04-02
CIK 911151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(323) 932-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value

                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $23,971,460.

Number of shares outstanding of registrant’s common stock, $.001 par value, as of March 29, 2007: 5,853,290 shares

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to registrant’s 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

EMAK WORLDWIDE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

YEAR ENDED DECEMBER 31, 2006

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

Our History and Vision

Over the last five years we acquired five agencies in pursuit of a strategy to diversify and grow our Marketing Services skills and client base. Our acquisitions included Logistix (July 2001), Upshot (July 2002), SCI Promotion (September 2003), Johnson Grossfield (February 2004) and Megaprint Group (November 2004). While these acquired agencies leveraged our infrastructure, added new clients and complementary service offerings, and offered new channels of distribution or territories, as reflected in the non-cash goodwill and other intangibles impairment charges recorded in 2004 and 2005 which total $37,282, our historical efforts at integration met with limited success. In 2006, our efforts turned to the true integration of our acquired agencies and the streamlining of the organization’s cost structure in order to optimize the sharing of intellectual assets and the leveraging of our infrastructure. These efforts had a visible impact in 2006, with operating expenses decreasing by over 50% to better align our cost model with current client needs. We have streamlined the organization and established a more efficient operating structure that can be leveraged to support profitable growth.

As we move forward, our focus for 2007 and beyond is the organic growth of our family of agencies. We expect spending on marketing services to outpace that of traditional advertising for the foreseeable future. We are working to position our agencies to take advantage of this trend and to drive long-term growth in our business over the next several years at rates that exceed the averages of traditional advertising businesses.

Business Segments

Our business is currently classified into three reportable business segments, namely Agency Services, Promotional Products and Consumer Products. These business segments have been defined in a manner consistent with EMAK’s current organizational structure, internal reporting, allocation of resources and operational decision-making.

Our Agency Services revenues for the years ended December 31, 2004, 2005 and 2006 were $19,252, $20,766 and $30,133, or 8%, 9% and 16% of total revenues, respectively. Our Promotional Products revenues for the years ended December 31, 2004, 2005 and 2006 were $192,274, $176,416 and $141,083, or 81%, 79% and 78% of total revenues, respectively. Our Consumer Products revenues for the years ended December 31, 2004, 2005 and 2006 were $25,135, $26,215 and $10,181, or 11%, 12% and 6% of total revenues, respectively.

A single client, Burger King, accounted for approximately 51%, 52% and 48% of our total revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

Agency Services

Our Agency Services has the expertise in promotional, event and collaborative marketing, retail design and environmental branding. We have experience across a broad array of industries, including apparel, automotive, beer, candy, consumer packaged goods, financial services, greeting cards, home electronics, hospitality, government services, pharmaceuticals, soft drinks, spirits, telecommunications and timeshares.

We perform a wide range of creative, design and development services for our clients, including:

•	assisting clients in understanding the consumer through creative research and planning;
•	assisting clients with promotional strategy, calendar planning and concept development;
•	providing creative services for packaging and point-of-sale advertising;
•	developing experiential marketing campaigns to allow target consumers to directly experience our clients’ brands;
•	using the internet to complement promotional programs being conducted in the “physical world,”
•	developing collaborative marketing programs between retailers and manufacturers; and
•	creating three-dimensional environments to influence consumers’ purchasing behavior including environmental planning, store design, space planning and visual merchandising.

Promotional Products

Our largest Promotional Products offering is the design and implementation of fully-integrated promotional marketing programs which incorporate products used as free premiums or sold in conjunction with the purchase of other products at retail.

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

We perform a wide range of creative, design, development, production and fulfillment services for our clients, including:

•	assisting clients in understanding the consumer through creative research and planning;
•	assisting clients with promotional strategy, calendar planning and concept development;
•	evaluating intellectual properties for which licenses are available;
•	advising clients as to which licenses are consistent with their marketing objectives;
•	assisting clients in procuring licenses;
•	proposing specific product and non-product based promotions often utilizing the properties secured by our clients;
•	developing promotional concepts and designs based on the property;
•	providing the development and engineering necessary to translate the property, which often consists of two-dimensional artwork, into finished products;
•	obtaining or coordinating licensor approval of product designs, prototypes and finished products;

•	contracting for and supervising the manufacture of products;
•	arranging for safety testing to customer and regulatory specifications by independent testing laboratories;
•	arranging insurance, customs clearance and, in most instances, the shipping of finished products to the client;
•	providing warehousing, fulfillment and billing services.

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

In May 2002, the Company entered into a licensing agreement, which runs through December 2008, with Binney & Smith, the maker of Crayola® products. The Company designs and produces a full line of Crayola®-branded bath toys, bath activities and bath art sets for distribution to mass and specialty markets. Incorporated into this line are Crayola®-branded versions of the effervescent water coloring tablets which were previously marketed under the Tub Tints® brand. The first products developed under this agreement were distributed in Fall 2002. Binney & Smith is the world’s leading producer of children’s art products.

The Consumer Products business typically requires a significant investment in inventory, which, since it is not made to order, is at risk of obsolescence. In addition, this business requires large commitments for royalty guarantees which have resulted in significant losses in previous years.

In accordance with a planned wind down, during 2005 we significantly scaled back our Consumer Products business. Therefore, as of December 31, 2006, Crayola® remained the only licensed property. Based upon the current economics of the toy industry, we do not anticipate making additional continued investments in the Consumer Products business due to its unfavorable economics and because it no longer complements our core marketing services offerings.

Backlog

Order backlog at March 29, 2006 and 2007 was approximately $110,000. The Company expects the 2007 order backlog to be filled by December 31, 2007.

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

During 2006, approximately 93% of our products were manufactured in China. China currently enjoys permanent normal trade relations (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization (“WTO”), which occurred in December 2001. Membership in the WTO substantially reduces the possibility of China losing its NTR status, which would result in increased manufacturing costs for us and those of our competitors sourcing products in China.

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

Competition

Our Agency Services, Promotional Products and Consumer Products businesses operate in highly competitive domestic and international markets.

In our core domestic Agency Services business, EMAK competes with subsidiaries of The Interpublic Group of Companies (including Draft Worldwide, The Zipatoni Company, Momentum and Marketing Drive Worldwide), Arc Worldwide (a subsidiary of Publicis Groupe), 141 Worldwide (a subsidiary WPP), Marketing Store Worldwide and Creata Promotion and Wunderman (a subsidiary of WPP). Competition in the international marketing services industry includes the companies listed above as well as local companies in each market. We believe the principal competitive factors affecting our Agency Services business are the development of client marketing and promotional strategies, unique consumer insights, creative execution, license selection, price and service quality.

In our core domestic Promotional Products business, EMAK competes with Marketing Store Worldwide, Creata Promotion, Premium Surge, Maxx Marketing and Determined Productions. Competition in the international promotions industry includes the companies listed above as well as local companies in each market. We believe the principal competitive factors affecting our Promotional Products business are the development of client promotional strategies, unique consumer insights, creative execution, license selection, price, product and service quality and safety and speed of production.

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

Employees

As of December 31, 2006, EMAK employed a total of 342 individuals, including 240 individuals located in the United States, 56 individuals located in Europe and 46 individuals in Asia. In addition, we utilize freelance artists and other temporary staff on an ongoing basis in order to serve our clients needs. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following persons are the executive officers of EMAK as of the date of this report. Such executive officers are appointed annually by our Board of Directors and serve at the pleasure of the Board. The table below provides information with respect to our executive officers:

Name	Age	Position
James L. Holbrook, Jr. Teresa L. Tormey Michael W. Sanders Emily Shannon Brown Duane V. Johnson Roy Dar Peter Boutros Brian D. Kristofek	47 42 37 42 57 35 43 38

Chief Executive Officer

Chief Administrative Officer and General Counsel

Chief Financial Officer

Sr. Vice President, Worldwide Operations

Sr. Vice President, Human Resources

Sr. Vice President, Controller, and Principal Accounting Officer

Chief Executive Officer, Logistix

Chief Executive Officer, Upshot

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

Michael W. Sanders joined EMAK in 2002 and is currently our Senior Vice President and Chief Financial Officer. Mr. Sanders was promoted to his current position in March 2007. Prior to joining the Company, Mr. Sanders spent ten years with Ernst & Young LLP, serving as a Senior Manager for Ernst & Young LLP’s Transaction Support Group. Mr. Sanders holds a Bachelors of Accountancy from the University of San Diego and is a registered Certified Public Accountant.

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

Duane V. Johnson joined EMAK in 2004 and is currently Senior Vice President, Human Resources. Mr. Johnson was promoted to his current position in March 2007. Mr. Johnson joined EMAK in 2004 as Vice President, Human Resources. Prior to joining EMAK, Mr. Johnson was a human resources consultant from January 2003 to February 2004. From 1999 to December 2002, Mr. Johnson was Vice President, Human Resources of Joico International, a division of Shisheido of Japan. Mr. Johnson holds a Bachelors of Arts degree in psychology from California State University at Los Angeles.

Roy Dar joined EMAK in 1998 and is currently our Senior Vice President, Controller and Principal Accounting Officer. Mr. Dar was promoted to his current position in March 2007. Mr. Dar joined EMAK in June 1998 and has served as our Controller since March 1999. He was promoted to Vice President, Controller in April 2004. Prior to joining EMAK, Mr. Dar was serving as audit specialist with Arthur Andersen LLP. Mr. Dar holds a Bachelor of Arts degree in business economics from the University of California at Los Angeles and is a registered Certified Public Accountant.

Peter Boutros joined EMAK in 2006 and is currently our Chief Executive Officer of EMAK’s worldwide Logistix agencies. Mr. Boutros joined EMAK as Chief Executive, Logistix Worldwide in April 2006. Prior to joining EMAK, from February 2003 through July 2005, Mr. Boutros served as Chief Operating Officer of The Creata Company, a global marketing and manufacturing company, where he was responsible for the organizations businesses in North America, Latin America, Europe, Japan and Austral/Asia. Prior thereto, Mr. Boutros spent ten years at The Walt Disney Company in various global positions, including senior vice president of worldwide licensing, managing director, Brazil, and vice president, international marketing and global brand development for Disney Consumer Products. Mr. Boutros holds a diploma in business management from The Australian Institute of Technology.

Brian D. Kristofek joined EMAK in 2002 and is currently Chief Executive Officer of EMAK’s wholly-owned subsidiary Upshot, Inc. Mr. Kristofek was promoted to his current position in March 2007. Mr. Kristofek joined EMAK in connection with the acquisition of Upshot in July 2002, where he had served since 1996. Prior to joining Upshot, Mr. Kristofek was a brand manager at Anheuser Busch, focusing on Budweiser, Michelob and Specialty Beers. Mr. Kristofek holds a Bachelor of Arts degree in marketing and advertising from Marquette University.

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

ITEM 1A.  RISK FACTORS.

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

We Depend Significantly on One Key Customer

Our success is partly dependent on a single customer, Burger King (including its franchise purchasing cooperative Restaurant Services, Inc. (“RSI”) and various distribution companies), which accounted for approximately 51%, 52% and 48% of our revenues for the years ended December 31, 2004, 2005 and 2006, respectively. The termination or a significant reduction by Burger King of its business with us would adversely affect our business. We have domestic and international agreements with Burger King and RSI that guarantee that we will retain our role as the primary creative and manufacturing agency of record for both domestic and international Burger King premiums programs awarded through September 2008 (shipping through approximately September 2009). Our long-term agreements provide for bi-annual determinations of our guaranteed level of Burger King premiums business. The Burger King business is subject to significant year-to-year variability. For instance, the revenues generated by our business with Burger King decreased from $120,606 in 2004 to $117,257 in 2005 and $87,865 in 2006. The success of our business with Burger King is also partially dependent on the overall success of the Burger King system, whose sales could be negatively impacted by such factors as increased competition and product recalls.

We Face Credit Risk

We regularly extend credit to distribution companies in connection with our business with the Burger King system, which includes Supply Chain Services, LLC (“SCS”), which is a subsidiary of RSI. We began selling product to SCS in October 2003. Sales to SCS represented 65.1% of our sales to the Burger King System in 2006. Failure by SCS to honor their payment obligations to us could have a material adverse effect on our operations. Because of SCS’s established credit history with us, we do not believe that the concentration of receivables has a negative impact to our overall credit risk. We occasionally provide SCS with extended payment terms of up to 60 days. We also extend credit to several retailers in connection with various promotional programs as well as with our Consumer Products business. The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. Failure by one or more of these retailers to honor their payment obligations to us could have a material adverse effect on our business.

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

We Rely on Foreign Manufacturers

During 2006, approximately 93% of our products were manufactured in China. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. In addition, past outbreaks of Severe Acute Respiratory Syndrome (“SARS”) have been significantly concentrated in Asia, particularly in Hong Kong and in the Guangdong province of China, where many of our contract manufacturers are located. The development and manufacture of our products could suffer if a significant number of our employees in Hong Kong or the employees of our contract manufacturers in China contract SARS or other communicable diseases, or are otherwise unable to fulfill their responsibilities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Inapplicable.

ITEM 2.	PROPERTIES.

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

ITEM 3.	LEGAL PROCEEDINGS.

EMAK is involved in various legal proceedings generally incidental to our business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Stock

Our Common Stock is traded on The NASDAQ Global Market under the symbol EMAK. On March 26, 2007 there were approximately 700 beneficial holders of our Common Stock.

We currently have no plans to pay dividends on our Common Stock. We intend to retain all earnings for use in our business. Under EMAK’s current credit facility, we cannot pay dividends on our Common Stock without the prior consent of the lender. (See Note 6 of the accompanying Notes to Consolidated Financial Statements.)

The high and low Common Stock prices per share were as follows:

	Price Range of Common Stock
	2005		2006
	High	Low	High	Low

First Quarter	10.44	8.76	8.95	6.50
Second Quarter	11.09	9.20	8.53	4.56
Third Quarter	10.90	7.50	7.88	3.37
Fourth Quarter	7.60	5.91	7.30	5.50

Issuer Purchases of Equity Securities

In July 2002, EMAK’s Board of Directors approved a share repurchase program of up to $10,000. Through December 31, 2004, EMAK repurchased 267,650 shares at a cost of $3,505 pursuant to this program. No shares were repurchased during the years ended December 31, 2005 and 2006. On March 27, 2006, our Board of Directors adopted a resolution terminating the repurchase program, as we are not planning on making any further stock repurchases.

Performance Graph

The following Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulations 14A or 14C of the Commission or the liabilities of Section 18 of the Exchange Act. Such Report and Performance Graph shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, notwithstanding any general incorporation by reference of this Proxy Statement into any other document.

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the Standard & Poors 500 Index (“S&P 500”), and the Russell 2000 Index (“Russell 2000”) for the five previous fiscal years ended December 31, 2006.

Comparison of cumulative return among the Company, the S&P 500 and the Russell 2000 Index:

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
EMAK Worldwide	$ 100.00	$ 102.77	$ 108.38	$ 76.86	$ 52.11	$ 45.35
S&P 500	$ 100.00	$ 76.63	$ 96.85	$ 105.56	$ 108.73	$ 123.54
Russell 2000	$ 100.00	$ 78.42	$ 114.00	$ 133.38	$ 137.81	$ 161.24

ITEM 6.      SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below have been derived from EMAK’s audited consolidated financial statements and should be read in conjunction with the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Years Ended December 31,	2002	2003	2004	2005	2006
Consolidated Statements of Operations and Per Share Data: (in thousands, except share and per share data)
Revenues	$206,832	$219,113	$236,661	$223,397	$181,397
Cost of sales	151,307	158,117	180,487	164,926	137,458
Forgiveness of note receivable	1,685	-	-	-	-
Minimum royalty guarantee shortfalls (gain)	-	-	7,722	(2,837)	(88)
Gross profit	53,840	60,996	48,452	61,308	44,027
Operating expenses:
Salaries, wages and benefits	20,662	24,523	31,310	35,090	26,283
Selling, general and administrative	22,423	24,576	25,606	23,587	18,657
Impairment of assets	--	--	6,312	30,970	--
Integration costs	453	--	174	81	--
Restructuring loss	178	234	56	2,952	1,213
Loss on lease	--	--	311	237	--
Dispute resolution charge	--	--	237	--	--
ERP reimplementation costs	--	--	59	147	92
Total operating expenses	43,716	49,333	64,065	93,064	46,245
Income (loss) from operations	10,124	11,663	(15,613)	(31,756)	(2,218)
Other income (expense), net	383	389	(787)	37	(354)
Income (loss) before provision (benefit) for
income taxes and cumulative effect of change
in accounting principles	10,507	12,052	(16,400)	(31,719)	(2,572)
Provision (benefit) for income taxes	3,786	4,103	(6,716)	8,153	(307)
Income (loss) before cumulative effect
of change in accounting principles of change in accounting principles	6,721	7,949	(9,684)	(39,872)	(2,265)
Cumulative effect of change in accounting
principles, net of tax	(2,496)	--	--	--	--
Net income (loss)	4,225	7,949	(9,684)	(39,872)	(2,265)
Preferred stock dividends	1,500	1,500	1,500	1,500	375
Excess of preferred stock warrants redemption
cost over carrying value	--	--	5,042	--	--
Undistributed earnings allocated to participating
preferred stock	623	1,474	--	--	--
Net income (loss) available to common
stockholders	$2,102	$4,975	$(16,226)	$(41,372)	$(2,640)
Basic income (loss) per share:
Income (loss) per share before cumulative
effect of change in accounting principles	$0.81	$0.87	$(2.82)	$(7.15)	$(0.45)
Cumulative effect of change in accounting
principles, net of tax	(0.44)	--	--	--	--
Income (loss) per share	$0.37	$0.87	$(2.82)	$(7.15)	$(0.45)
Basic weighted average shares outstanding	5,721,790	5,718,548	5,753,978	5,782,925	5,834,990
Diluted income (loss) per share:
Income (loss) per share before cumulative
effect of change in accounting principles	$0.78	$0.83	$(2.82)	$(7.15)	$(0.45)
Cumulative effect of change in accounting
principles, net of tax	(0.42)	--	--	--	--
Income (loss) per share	$0.36	$0.83	$(2.82)	$(7.15)	$(0.45)
Diluted weighted average shares outstanding	5,895,103	6,017,718	5,753,978	5,782,925	5,834,990

As of December 31,	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data: (in thousands)
Working capital	$29,157	$29,447	$17,934	$12,520	$9,963
Total assets	$133,254	$128,330	$133,313	$69,796	$62,370
Mandatorily redeemable preferred stock	$23,049	$23,049	$19,914	$19,914	$19,041
Stockholders’ equity	$45,946	$53,666	$48,897	$6,414	$6,557

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

Revenues for the twelve months ended December 31, 2006 decreased $42,000 (18.8%) to $181,397 as compared to $223,397 recorded in the prior year as a result of a 20.0% decrease in revenues in our Promotional Products segment and by a 61.2% decrease in Consumer Products revenues, partially offset by a 45.1% increase in Agency Services revenues.

The decrease in Promotional Products revenues is primarily attributable to lower unit volumes purchased by our largest client. This decrease was anticipated, as the client’s promotional calendar for 2005 was boosted by programs tied to a “blockbuster” film series (Lucasfilm’s Star Wars® movies). Loss of revenues from Johnson Grossfield due to the loss of that agency’s primary client also contributed to the decrease in that segment. The decrease in Consumer Products revenues is due to the wind-down of our non-core business. The increase in Agency services revenues is the result of work performed for Upshot’s new clients in 2006.

We recorded a net loss of $2,265 for twelve months ended December 31, 2006 compared to a net loss of $39,872 in the prior year. The higher net loss during 2005 was attributable to the following factors:

•

Non-cash impairment charges totaling $30,970 in 2005 for the write-off of goodwill and other intangibles attributable to Johnson Grossfield, Logistix (U.K.) and SCI Promotion. We incurred no impairment charges in 2006

•

Restructuring charges totaling $2,952 in 2005 related to the wind down of our Consumer Products business, the reorganization of our SCI Promotion agency, staff reductions at Logistix (U.K.), the closure of the Johnson Grossfield office in Minneapolis and the elimination of several executive management positions. In 2006, restructuring charges totaled $1,213 which represented the remaining costs incurred in connection with the reorganization of the SCI Promotion agency and the elimination of several executive management positions.

•	We incurred costs totaling $1,350 in 2005 related to the severance of our former CEO.

•

As a result of recent tax losses, we established a valuation allowance of $8,658 in 2005 against previously recorded deferred tax assets related to our U.S. operations. We had a net tax provision of $8,153 despite losses before taxes in 2005. In 2006, we recorded a tax benefit of $307.

Our efforts to streamline the organization’s cost structure had a visible impact in 2006. Salaries, wages and benefits are down $8,807 from 2005 levels. Selling, general and administrative expenses are down $4,930 from 2005 levels. The operating expense savings better aligns our cost model with current client needs. We have streamlined the organization and established a more efficient operating structure that can be leveraged to support profitable growth.

As we put the turnaround efforts largely behind us, the organization’s focus turns to growth. Our agencies’ prospects for growth are very robust and will stem directly from current clients as well as new.

Looking forward to 2007, we continue to anticipate modest to moderate revenue growth. With our now more streamlined and efficient cost structure, we expect to deliver significantly improved net income in 2007.

Results of Operation

The following table sets forth for the periods indicated the Company’s operating expenses as a percentage of its total revenues:

Years Ended December 31,	2004	2005	2006

Revenues	100.0%	100.0%	100.0%
Cost of sales	76.3%	73.8%	75.8%
Minimum royalty guarantee shortfalls (gain)	3.2%	(1.2)%	--%
Gross profit	20.5%	27.4%	24.2%
Operating expenses:
Salaries, wages and benefits	13.2%	15.7%	14.5%
Selling, general and administrative	10.8%	10.5%	10.2%
Impairment of assets	2.7%	13.9%	--%
Integration costs	0.1%	0.0%	--%
Restructuring loss	0.0%	1.3%	0.7%
Loss on lease	0.1%	0.1%	--%
Dispute resolution charge	0.1%	--%	--%
ERP reimplementation costs	0.1%	0.1%	0.1%
Total operating expenses	27.1%	41.6%	25.5%
Loss from operations	(6.6)%	(14.2)%	(1.3)%
Other income (expense), net	(0.3)%	0.0%	(0.1)%
Loss before provision (benefit)
for income taxes	(6.9)%	(14.2)%	(1.4)%
Provision (benefit) for income taxes	(2.8)%	3.6%	(0.2)%
Net loss	(4.1)%	(17.8)%	(1.2)%

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

Our consolidated revenues in 2006 decreased $42,000, or 18.8%, to $181,397 from $223,397 in 2005. Promotional Products revenues decreased $35,334, or 20.0%, to $141,082 primarily attributable to lower revenues at our Equity Marketing agency as a result of a reduction in unit volumes for promotional programs from its largest client and the loss of revenues from Johnson Grossfield due to the loss of that agency’s primary client. Net foreign currency translation had a favorable impact to revenues of approximately $391 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues increased $9,367, or 45.1%, to $30,133 from $20,766 in 2005. The increase is primarily attributable to increased Upshot revenues for promotional work performed for a large client in the U.S. In March 2005, Upshot was one of two agencies selected for the promotional business of this large client and promotional work began in April 2005. The increase in Agency Services revenues is also attributable to higher levels of retainer revenues for other existing clients.

Our Consumer Products segment revenues decreased $16,033, or 61.2%, to $10,182 from $26,215 in 2005. The decrease is primarily attributable to the wind-down of the non-core business. The majority of the Consumer Products license agreements expired in December 2005. Our 2006 Consumer Product revenues were primarily comprised of Crayola®, JoJo’s Circus™ and Mighty Helmet Racers™ product.

Cost of sales and gross profit

Cost of sales decreased $27,468 to $137,458 (75.8% of revenues) from $164,926 (73.8% of revenues) in 2005 primarily due to lower sales volume in 2006.

Our gross margin percentage decreased to 24.3% from 27.4% in 2005. This decrease is the result of a gain of $2,837 recorded in 2005 as compared with $88 recorded in 2006 on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge recorded in the fourth quarter of 2004. Excluding the impact of this gain, the gross profit percentage decreased to 26.2% from 27.4% in 2005.

The gross profit percentage for our Promotional Products segment decreased to 23.4% compared to 25.6% in 2005. This decrease is attributable to a few high volume but low margin Logistix (U.K.) promotional programs in 2006.

The gross profit percentage for our Agency Services segment decreased to 30.4% compared to 36.3% in 2005. This decrease is attributable to a higher level of direct outside costs in 2006, partially offset by higher retainer revenues which carry higher overall margins. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment decreased to 17.6% compared to 33.1% in 2005. This decrease in the margin is attributable to the gain of $2,837 discussed above. Excluding the impact of this gain, the gross profit percentage decreased to 16.8% from 22.3% in 2005. This decrease is the result of a write-off of $716 for barter credits obtained in 2004 and 2005. The decrease is also attributable to higher level of close-out sales of discontinued products and by a write-off of a pre-paid royalty related to discontinued products.

Salaries, wages and benefits

Salaries, wages and benefits decreased $8,807, or 25.1%, to $26,283 (14.5% of revenues) from $35,090 (15.7% of revenues) in 2005. This decrease was primarily attributable to a reduction in personnel of approximately 30 employees as a result of our restructuring initiatives designed to streamline operations. In 2005, costs of $1,350 were recorded relating to the departure of the Company’s former CEO and $1,200 recorded for the accrual of contractual bonuses.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $4,930, or 20.9%, to $18,657 (10.2% of revenues) from $23,587 (10.5% of revenues) in 2005. The decrease is attributable to a reduction in marketing expense, commissions, freight out, third party warehousing and other selling expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease was also attributable to lower occupancy costs resulting from the termination of an office and warehouse lease in Ontario, California and an office lease in Minneapolis as well as the sublease of a portion of our Los Angeles office. The decrease was also attributable to lower insurance costs and depreciation and amortization expense. This was partially offset by an increase in legal fees and other outside services costs incurred in connection with a now resolved proxy contest and an increase in bank charges for our credit facility with Bank of America.

Impairment of assets

We recorded a charge for impairment of assets of $30,970 (13.9% of revenues) in 2005. The charge is the result of a reduction in the fair value of certain reporting units due to a significant downturn in the forecasted cash flows used in the annual impairment test required by SFAS No. 142. A charge of $16,701 relates to Logistix (U.K.) agency whose largest client reduced the number and size of its promotional programs. A charge of $10,838 relates to SCI Promotion, which includes the business of USI (acquired in 1998). SCI Promotion’s retail department store clients are coping with industry consolidation and poor performance in 2005, resulting in tighter marketing budgets and smaller, less frequent promotional programs. A charge of $3,431 relates to the impairment of goodwill and other intangible assets of Johnson Grossfield as a result of the loss of that agency’s primary client in August 2005. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

Integration costs

We recorded integration costs of $81 (0.0% of revenues) in 2005. These are primarily travel, training and consulting costs directly related to the integration of Megaprint Group.

Restructuring

We recorded a restructuring charge of $1,213 (0.7% of revenues) compared to $2,952 (1.3% of revenues) in 2005. This charge represents severance expenses and other termination costs related to the reorganization of the SCI Promotion agency, the elimination of three centralized senior management positions, the elimination of two senior management positions as a result of the consolidation of SCI Promotion, Pop Rocket and Megaprint Group into the new Logistix agency and staff reductions in our Hong Kong office. The restructuring charge in 2005 consists primarily of severance expense and other termination costs resulting from our decision to wind down substantially all of our Consumer Products business, Pop Rocket, from staff reductions at Logistix (U.K.), the closure of the Johnson Grossfield office in Minneapolis, the reorganization of the SCI Promotion agency and the elimination of executive management positions. See “Restructuring” below.

Loss on lease

We recorded a charge of $237 (0.1% of revenues) in 2005 on the Logistix (U.K.) office lease due to softness in the commercial real estate market for one of the Company’s currently sublet offices in the U.K. Our subtenant has an option to terminate the lease and current market conditions indicated that we may incur a loss on the new sublease. This space had been sublet by Logistix in the U.K. prior to our acquisition. As a result of the anticipated loss we adjusted our liabilities and incurred this charge.

In 2005, we recorded a loss on our Los Angeles office lease of $184 for the estimated loss on the sublease of a portion of the premises over the term of the sublease ending December 31, 2009 (concurrent with the expiration of the master lease term).

ERP reimplementation costs

We recorded enterprise resource planning (“ERP”) reimplementation costs of $92 (0.1% of revenues) compared to $147 (0.1% of revenues) in 2005. This represents preliminary evaluation costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.

Other income (expense)

Other income (expense) decreased $391 to $(354) from $37 in 2005. The decrease is primarily due to foreign currency losses as a result of the strengthening of the British pound relative to the U.S. dollar. This decrease was partially offset by a decrease in interest expense relating to short-term borrowings compared to the same period in 2005. The foreign currency transaction gains in 2005 were primarily a result of gains on forward contracts due to the strengthening of the U.S. dollar relative to the British pound. The Company’s Logistix (U.K.) subsidiary purchases the bulk of its inventories from the Far East in U.S. dollars.

Provision (benefit) for Income Taxes

The effective tax rate changed in 2006 to 11.9% from (25.7)% in 2005. We recorded a net benefit for income taxes of $307 as the result of more favorable state income tax apportionment factors than originally anticipated in our previous tax provision estimates. In 2005, we established a valuation allowance of $8,658 against previously recorded deferred tax assets related to our U.S. operations. As a result, in 2005 we had a tax provision despite losses before taxes.

Net loss

Net loss decreased $37,607, to $(2,265) in 2006 ((1.2)% of revenues) from $(39,872) in 2005 ((17.8)% of revenues) primarily due to charges recorded in 2005 for the impairment of assets, the restructuring charge and the loss on lease. The decrease is also attributable to a reduction in salaries, wages and benefits and selling, general and administrative expenses.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Our consolidated revenues in 2005 decreased $13,264, or 5.6%, to $223,397 from $236,661 in 2004. Promotional Products revenues decreased $15,858, or 8.2%, to $176,416 primarily the result of a decline in international revenues at Logistix (U.K.) and a decline in revenues for Johnson Grossfield due to the loss of that agency’s primary client in August 2005. The decrease was partially offset by an increase in revenues from SCI Promotion attributable to new client wins. The results for 2005 include Johnson Grossfield (acquired February 2, 2004) and Megaprint Group (acquired November 10, 2004). Revenues for the Equity Marketing business decreased as a result of our decision not to pursue certain low margin logistical services. This was partially offset by an increase in sales attributable to increased unit volumes for programs relative to 2004. Our largest client’s revenues represented 52% of total revenues in 2005 as compared to 51% in 2004.

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

Our Agency Services segment revenues increased $1,514, or 7.9%, to $20,766 from $19,252 in 2004. The increase is primarily attributable to increased Equity Marketing and Upshot agency revenues for promotional work. In March 2005, Upshot was one of two agencies selected for the promotional business of this large client and promotional work began in April 2005. The increase in Agency Services revenues is also attributable to higher levels of retainer revenues for other existing clients.

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

The gross profit percentage for our Promotional Products segment increased to 25.6% compared to 22.8% in 2004. This increase is attributable to an improved sales mix, as we have been phasing out certain low-margin logistical services for our largest client, partially offset by a decrease in gross margins from our SCI Promotion agency resulting from competitive pressures and materials cost increases in Asia.

The gross profit percentage for our Agency Services segment increased to 36.3% compared to 35.1% in 2005. This increase is attributable to increasing higher-margin fee-based revenues from our Equity Marketing and Upshot agencies. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment decreased to 17.6% compared to 33.1% in 2005. This decrease in the margin is attributable to the gain of $2,724 discussed above. Excluding the impact of this gain, the gross profit percentage decreased to 16.8% from 22.3% in 2005. This decrease is the result of a write-off of $716 for barter credits obtained in 2004 and 2005. The decrease is also attributable to higher level of close-out sales of discontinued products and by a write-off of a pre-paid royalty related to discontinued products.

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

Salaries, wages and benefits increased as a percentage of revenues from 13.2% to 15.7% as a result of decreasing revenues. The impact of staffing reductions was not visible until 2006.

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

Impairment of assets

We recorded a charge for impairment of assets of $30,970 (13.9% of revenues) in 2005 compared to $6,312 (2.7% of revenues) in 2004. The charge is the result of a reduction in the fair value of certain reporting units due to a significant downturn in the forecasted cash flows used in the annual impairment test required by SFAS No. 142. A charge of $16,701 relates to Logistix (U.K.) agency whose largest client reduced the number and size of its promotional programs. A charge of $10,838 relates to SCI Promotion, which includes the business of USI (acquired in 1998). SCI Promotion’s retail department store clients are coping with industry consolidation and poor performance, resulting in tighter marketing budgets and smaller, less frequent promotional programs. A charge of $3,431 relates to the impairment of goodwill and other intangible assets of Johnson Grossfield as a result of the loss of that agency’s primary client in August 2005. The 2004 charge relates to a write-down of goodwill resulting from the 2002 acquisition of Upshot as a result of the loss of a significant client in the fourth quarter of 2004. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

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

Loss on lease

We recorded a charge of $237 (0.1% of revenues) on the Logistix (U.K.) office lease due to softness in the commercial real estate market for one of the Company’s currently sublet offices in the U.K. Our subtenant has an option to terminate the lease and current market conditions indicated that we may incur a loss on the new sublease. This space had been sublet by Logistix in the U.K. prior to our acquisition. As a result of the anticipated loss we adjusted our liabilities and incurred this charge.

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

ERP reimplementation costs

We recorded enterprise resource planning (“ERP”) reimplementation costs of $147 (0.1% of revenues) in 2005 compared to $59 (0.1% of revenues) in 2004. This represents preliminary evaluation costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.

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

Financial Condition and Liquidity

Overview

Despite losses in 2006, we believe that our balance sheet is healthy. We generated $5,629 in cash flows from operations as a result of a decreased investment in working capital as of the end of 2006. We ended 2006 with $8,677 of cash and cash equivalents, $1,319 of restricted cash and no debt.

We have largely completed the wind down of a majority of our Consumer Products business. Historically, this business required disproportionately large investments in working capital relative to the revenues it generated.

In 2007, we expect to use cash to fund operations to meet working capital needs in the Promotional Products and Agency Services segments. We believe that cash from operations, cash on hand at December 31, 2006 and our credit facility will be sufficient to fund working capital needs for the next twelve months and for the foreseeable future. The statements set forth herein are forward-looking and actual results may differ materially. See “Credit Facilities” below and Note 6 of the accompanying Notes to Consolidated Financial Statements.

2006 Compared to 2005

At December 31, 2006, cash and cash equivalents increased by $2,362 to $8,677 compared to $6,315 at December 31, 2005, primarily due to the cash generated from operations. At December 31, 2006, restricted cash was $1,319 compared to $0 as of December 31, 2005.

As of December 31, 2006, net accounts receivable decreased $5,048 to $24,327 from $29,375 in 2005. This decrease was primarily due to lower revenues at Equity Marketing and Logistix (U.K.) in the fourth quarter of 2006. The decrease is also attributable to the wind-down of our non-core Consumer Products business.

At December 31, 2006, inventories decreased $4,860 to $6,386 from $11,246 in 2005. This was primarily due to a decrease in Promotional Products inventories for product scheduled for delivery in the first quarter of 2007. This decrease is also attributable to reduced inventory levels in the Consumer Products segment as a result of the wind down. Promotional Products inventories represent 63% and 67% of total inventories as of December 31, 2005 and 2006, respectively. Promotional Products inventories generally have lower risk than Consumer Products inventories, as they usually represent product made to order.

At December 31, 2006, accounts payable increased $120 to $20,238 from $20,118 in 2005.

At December 31, 2006, deferred revenue decreased $1,858 to $1,236 from $3,094 in 2005. This decrease is primarily attributable to the timing of Agency Services programs.

Due to customer increased $1,863 to $4,658 from $2,795 in 2005. This increase in due to customer was primarily due to the timing of the payment of administrative fees collected from distribution companies on behalf of a significant Promotional Products client.

At December 31, 2006, accrued liabilities, including accrued payroll and payroll related costs, decreased $5,159 to $8,346 from $13,505 in 2005. This decrease is primarily attributable to royalty payments resulting from the remaining amount of minimum royalty guarantee shortfall obligations recorded in 2004, the payment of 2005 contractual bonuses, payments of severance and other costs related to the 2005 restructurings.

At December 31, 2006, working capital was $9,963 compared to $12,520 at December 31, 2005. Cash flows provided by operations for 2006 were $5,629 compared to $12,093 in the prior year. This change is primarily the result of the collections of accounts receivable in 2005 from large fourth quarter 2004 promotional programs. Cash flows used in investing activities for 2006 increased

$378 to $3,078 from $2,700 in the prior year. This increase is primarily the result of restricted cash used to fund a bank guarantee to a new vendor of our Logistix (U.K.) subsidiary. In addition, the former Megaprint shareholders were paid $313 upon release of a purchase price holdback. Cash flows used in financing activities for 2006 were $763 compared to $7,410 in the prior year. This is primarily the result of the repayment of short-term borrowings used to finance the purchase of the Megaprint Group and the repayment of bank advances at Logistix (U.K.) in 2005. The reduction in cash used in financing activities is also attributable to the elimination of preferred stock dividends effective April 1, 2006.

Commitments

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of December 31, 2006 are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$4,126	$3,981	$3,795	$665	$546	$1,112	$14,225
Guaranteed Royalties	270	300	--	--	--	--	570
Employment Agreements	2,987	--	--	--	--	--	2,987
Total	$7,383	$4,281	$3,795	$665	$546	$1,112	$17,782

We had no material commitments for capital expenditures at December 31, 2006. Letters of credit outstanding as of December 31, 2005 and 2006 totaled $2,763 and $310, respectively.

Credit Facilities

On April 24, 2001, we signed a credit facility (the “Prior Facility”) with Bank of America. On April 26, 2004, the maturity date of the Prior Facility was extended through June 30, 2005. Effective March 30, 2005 the maturity date of the Facility was further extended through March 31, 2006. The credit facility was collateralized by substantially all of our assets and provided for a line of credit of up to $20,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings was based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. We were also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread was based on the achievement of certain financial ratios. As of December 31, 2005, the marginal interest rate on available borrowings under the Prior Facility was 7.5%. As of December 31, 2005, $0 was outstanding under the Prior Facility.

On March 29, 2006, we entered into a new credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of our assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. We are also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The Facility does not permit the payment of dividends on Series AA Preferred Stock in 2006. The restriction on dividends may be removed in 2007 subject to 2006 audited results and compliance with covenants. On May 10, 2006, certain covenants under the Facility were amended. On August 11, 2006, we amended the Facility to provide for a temporary bridge facility to increase our available borrowings by up to $7,000 to fund working capital for a specific client program. The finance charges for borrowings under the bridge facility were 300 basis points greater than the interest charges under the Facility. This bridge facility expired November 30, 2006. As of December 31, 2006, the marginal interest rate on available borrowings under the Facility was 9.0%. As of December31, 2006, we were in compliance with the restrictions and covenants. As of December 31, 2006, $0 was outstanding under the Facility.

In addition to the Facility, in October, 2003 our Logistix (U.K.) agency established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 0 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2005 and 2006, $0 was outstanding under this facility. This facility expired in the fourth quarter of 2006.

24

Acquisitions and Impairment of Assets

On July 17, 2002, we consummated the acquisition of UPSHOT, a marketing agency with expertise in promotion, event marketing, collaborative marketing and environmental branding. We financed the acquisition through our existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement, dated May 22, 2002, by and among EMAK, Promotional Marketing, LLC (“Promotional Marketing”) and HA-LO Industries, Inc. (“HA-LO”) (the “Upshot Purchase Agreement”). Under the terms of the Upshot Purchase Agreement, we acquired the principal assets of Promotional Marketing (consisting of the principal assets used in connection with the operation of the UPSHOT business) for $9,206 in cash plus related transaction costs of $685. This purchase price is net of $106 received in the fourth quarter of 2002 for a closing balance sheet working capital adjustment. We assumed the principal current liabilities of the UPSHOT business in connection with the acquisition. HA-LO, which is the parent company of Promotional Marketing, was in Chapter 11 bankruptcy proceedings as of the acquisition date, and our acquisition of the UPSHOT business was approved by the United States bankruptcy court. In 2004, we recorded a charge for impairment of assets of $6,312 as a result of the annual impairment test required by SFAS No. 142. The charge was due primarily to Upshot’s loss of a significant client in the fourth quarter of 2004. The carrying value of the Upshot goodwill was $8,245 as of December 31, 2006. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

On September 3, 2003, we acquired substantially all of the assets of SCI Promotion, a privately held promotional marketing services company based in Ontario, California. We financed the acquisition through our existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated September 3, 2003, by and among EMAK, SCI Promotion and Joseph J. Schmidt, III (the “SCI Promotion Purchase Agreement”). Under the terms of the SCI Promotion Purchase Agreement, we acquired substantially all of the assets of SCI Promotion for a cash purchase price of approximately $5,900 (before closing balance sheet working capital adjustment), plus additional earnout consideration of up to $3,500 based upon future performance of the acquired business. Net of a holdback of $250, we paid $5,683 in cash plus related transaction costs of $538. We also assumed the operating liabilities of the business in connection with the acquisition. The earnout consideration is based upon the business achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the period from 2003 through 2006. The earnout payments, if required, are payable 50% in cash and 50% in shares of our common stock. An earnout of $800 was paid for 2003 performance. No earnouts were payable based upon 2004 through 2006 performance.

In the fourth quarter of 2005, we incurred a goodwill impairment charge of $10,838 in connection with the annual impairment test required by SFAS No. 142 for SCI Promotion. This charge is based on our most recent projections, which were formulated in the fourth quarter of 2005. Our projections were negatively impacted by the continuing trend of department store consolidation, and its industry-specific challenges which have resulted in smaller marketing budgets, fewer programs and smaller program sizes. Competitive pressures and materials cost increases in Asia have also compressed margins. See “Critical Accounting Policies — Goodwill and Other Intangibles” below. Included in the impairment analysis for SCI Promotion is $8,318 of goodwill related to the business of U.S. Import & Promotion, Co. (“USI”), which is our seasonal toy and promotions business catering to the oil and gas retailers. USI was acquired in 1998 and later consolidated with SCI because its client base and offerings were complementary. SCI Promotion goodwill and other intangibles was $2,580 as of December 31, 2006.

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

On August 9, 2005, we were notified by the Subway Franchisee Advertising Fund Trust (“SFAFT”) that following completion of fulfillment on Subway Restaurant’s kids meal programs by Johnson Grossfield in November 2005, the relationship between Johnson Grossfield and Subway Restaurants would be terminated. As a result, in 2005 we recorded a charge of $3,431 for the impairment of goodwill and other intangible assets of Johnson Grossfield. Johnson Grossfield goodwill and other intangibles was $0 as of December 31, 2006. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

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

On March 31, 2006, we released 180 GBP ($313) to the former shareholders of Megaprint Group Limited related to a purchase price holdback under the terms of the Stock Purchase Agreement between the Company and Megaprint Group Limited. The holdback was recorded as an accrued liability as of the acquisition date. As a result, the release of the holdback had no impact on goodwill for the year ended December 31, 2006.

Effective January 1, 2005, the Megaprint Group was consolidated with the Logistix (U.K.) reporting unit, because its client base and service offerings were complementary to Logistix. As a result, the balance of Megaprint Group goodwill and other intangibles is analyzed in connection with the annual impairment test for the Logistix (U.K.) reporting unit. Throughout 2004, Logistix (U.K.) won all of its largest client’s pan-European programs. The agency had a long string of consecutive wins, and it did not repeat this win rate in 2005. Additionally, this client has reduced the number and size of its promotional programs. Therefore, we incurred a goodwill impairment charge of $16,701 in the fourth quarter of 2005 in connection with the annual impairment test required by SFAS No. 142. Logistix (U.K.) goodwill and other intangibles was $2,955 as of December 31, 2006. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

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

Restructuring and Minimum Royalty Guarantee Shortfalls

In 2004, we implemented a restructuring plan in connection with the realignment of centralized resources in our Promotional Products business in order to combine and streamline the operations. In connection with this plan we recorded a restructuring charge of $81. This charge represents severance for one employee in our Los Angeles office, who was terminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. This charge was partially offset by a restructuring gain of $25 that represents a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.

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

On May 18, 2005, we reached a settlement with one of our licensors affecting several licenses. Under the terms of the settlement, we agreed to forgo our rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retained product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees was reduced by approximately $4,000. We paid the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded our initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. In 2006, we reached a settlement with a different licensor which resulted in a reversal of $88. These reversals were recorded as minimum royalty guarantee shortfall gains in the consolidated statements of operations for the year ended December 31, 2005 and 2006.

In 2005, in connection with the Consumer Products wind-down, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $746. In 2006, we recorded an additional charge of $38 for employee termination costs. Such costs are recorded as a restructuring charge in the condensed consolidated statement of operations. The entire amount is attributable to the Consumer Products segment.

In 2005, we eliminated several centralized corporate positions as a result of a realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $622 in 2005. In 2006, we incurred an additional $58 for employee termination benefits. Such costs are recorded as a restructuring charge in the consolidated statement of operations. The entire amount is attributable to the corporate segment.

In 2005, we eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs totaling $568. In 2006, we incurred an additional $17 for one-time employee termination benefits and other costs. Such costs are recorded as a restructuring charge in the consolidated statements of operations. The entire amount is attributable to the Promotional Products segment.

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

In 2005, we made a decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with our Los Angeles office. We recorded a charge for one-time employee termination benefits and other costs totaling $640. In 2006, we incurred an additional $723 for employee termination benefits and other costs. The entire amount is attributable to the Promotional Products segment.

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

In 2006, in connection with our decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, we made a decision to eliminate two senior management positions. We recorded a charge for one-time employee termination benefits and other costs totaling $283. The entire amount is attributable to the Promotional Products segment.

In 2006, we made a decision to reorganize our Hong Kong office to better align our operations with the current business needs. As a result, we recorded a charge of $94 for one-time termination benefits associated with staff reductions in our Hong Kong office.

The following table summarizes activity in our restructuring reserve.

	Pop Rocket *	Centralized Corporate *	Logistix (U.K.) *	Johnson Grossfield *	SCI Promotion *	Los Angeles Office Sublease	Logistix Consolidation *	Upshot *	Hong Kong *	Total

Reserve at December 31, 2003	$-	$-	$-	$-	$-	$-	$-	$366	$-	$366
Restructuring charge	-	81	-	-	-	-	-	-	-	81
Reversal of restructuring reserve	-	-	-	-	-	-	-	(25)	-	(25)
Utilization in 2004	-	(81)	-	-	-	-	-	(341)	-	(422)

Reserve at December 31, 2004	-	-	-	-	-	-	-	-	-	-
Restructuring charge	$746	$622	$568	$192	$640	$184	$-	$-	$-	$2,952
Utilization in 2005	(513)	(261)	(137)	(96)	(110)	-	-	-	-	(1,117)

Reserve at December 31, 2005	233	361	431	96	530	184	-	-	-	1,835
Restructuring charge	38	58	17	-	723	-	283	-	94	1,213
Utilization	(271)	(419)	(427)	(96)	(1,244)	(117)	(261)	-	(94)	(2,929)

Reserve at December 31, 2006	$-	$-	$21	$-	$9	$67	$22	$-	$-	$119

* One-time employee termination benefits and other related costs.

Income Taxes

We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available. Because of the operating losses we have incurred over the past couple of years and based on projections of 2006 taxable income, we established a non-cash valuation allowance against our deferred tax assets in 2005. We do not expect to record tax expense or benefits on U.S.-based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. The valuation allowance provided against deferred tax assets is $14,613 and $15,243 at December 31, 2005 and 2006, respectively. We recorded a tax provision of $8,153 in 2005 as the result of establishing a valuation allowance against deferred tax assets during the fourth quarter of 2005 (see disclosure in Note 9 to the Consolidated Financial Statements in this Form 10-K). In 2006, we recorded a net benefit for income taxes of $307 as the result of more favorable state income tax apportionment factors than originally anticipated in our previous tax provision estimates.

Stock Repurchase

On July 24, 2001, our Board of Directors authorized up to $10,000 for the repurchase of our Common Stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, we spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, our Board of Directors authorized up to $10,000 for the repurchase of our Common Stock. We spent $3,505 to repurchase 267,650 shares at an average price of $13.10 per share including commissions under this authorization through December 31, 2004. The Company made no additional purchases during the years ended December 31, 2005 and 2006. On March 27, 2006, the Company’s Board of Directors adopted a resolution terminating the repurchase program, as the Company is not planning on making any further stock repurchases.

28

Inflation

The effect of inflation on our operations during 2006 was insignificant. We will continue our policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in

Income Taxes—an interpretation of FASB Statement No. 109,” or (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements according to SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. Additionally, FIN 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The adoption of FIN 48 on January 1, 2007, as required, could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions by recording a corresponding adjustment to retained earnings in the consolidated balance sheets. We are currently assessing the effect, if any, of FIN 48 on our consolidated results of operations and financial position.

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

In February of 2007, the SFAS issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS no. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance for quantifying financial statement misstatements. SAB 108 was effective for us beginning December 31, 2006. The adoption of SAB 108 did not have a material effect on our financial statements.

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

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues for the years ended December 31, 2004, 2005 and 2006 totaled $24,692, $31,526 and $38,032, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2005 and 2006 totaled $1,322 and $1,177, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheet. Unbilled revenues are expected to be billed and collected within the next six months.

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

We regularly extend credit to distribution companies in connection with our business with the Burger King system, which includes Supply Chain Services, LLC (“SCS”), a subsidiary of Burger King’s franchisee purchasing cooperative, Restaurant Services, Inc. (“RSI”). We began selling product to SCS in October 2003. Because of SCS’s established credit history with us, we do not believe that the concentration of receivables has a negative impact to our overall credit risk. Failure by SCS or one or more distribution companies to honor their payment obligations to us could have a material adverse effect on our operations. RSI and, beginning in October 2003, SCS, accounted for 80.2%, 84.8% and 65.1% of the products purchased from us by the Burger King system for the years ended December 31, 2004, 2005 and 2006, respectively. SCS accounted for 30.3% and 10.2% of accounts receivable as of December 31, 2005 and 2006, respectively.

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

We record allowances for doubtful accounts receivable and sales returns at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, retail sell through and customer disputes. When a significant event occurs, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in estimated receivable impairment. We believe that our allowances for doubtful accounts receivable and sales returns at December 31, 2006 are adequate.

Goodwill and Other Intangibles

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

On May 18, 2005, we reached a settlement with one of our licensors affecting several licenses. Under the terms of the settlement, we agreed to forgo its rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retained product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees was reduced by approximately $4,000. We were required to pay the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded our initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. In 2006, the Company reached a settlement with a different licensor which resulted in a reversal of $88. The reversals were recorded as a minimum royalty guarantee shortfall gain in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2006.

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

Management believes that the allowance for inventory obsolescence at December 31, 2006 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of the Consumer Products business segment.

The following table summarizes our obsolescence reserve at December 31:

	2004	2005	2006
Allowance for obsolescence	$740	$891	$639
As a percentage of total inventories	3.8%	7.3%	9.1%

The decrease from 2005 to 2006 in the allowance for obsolescence was mainly due to the specific identification of excess inventory that was impaired as of year end 2005. Management believes that its allowance for obsolescence at year end 2006 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect our results of operations.

32

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

We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available. Because of the operating losses we incurred in 2004 and 2005, and based on projections of 2006 taxable income, we established a non-cash valuation allowance against our deferred tax assets in 2005. We do not expect to record tax expense or benefits on U.S.-based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. The valuation allowance provided against deferred tax assets is $14,613 and $15,243 at December 31, 2005 and 2006, respectively. We recorded a tax provision of $8,153 in 2005 as the result of establishing a valuation allowance against deferred tax assets during the fourth quarter of 2005 (see disclosure in Note 9 to the Consolidated Financial Statements in this Form 10-K). In 2006, we recorded a net benefit for income taxes of $307 as the result of more favorable state income tax apportionment factors than originally anticipated in our previous tax provision estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact of Interest Rate Changes

The amounts borrowed under our Bank of America credit facility are at variable interest rates, and we are subject to market risk resulting from interest rate fluctuations. As of December 31, 2006, we had no amount outstanding under our facility. As of December 31, 2006, the marginal interest rate on available borrowings under our credit facility was 9.0%.

Impact of Foreign Currency Fluctuation

Approximately 10% of our revenues are denominated in foreign currencies, and we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

As of December 31, 2006, our Logistix (U.K.) subsidiary entered into foreign currency forward contracts aggregating 1,906 GBP to sell Euros in exchange for GBP and USD, and to sell GBP in exchange for U.S. dollars. The contracts will expire by April 2007. At December 31, 2006, these foreign currency forward contracts had an estimated fair value of (17) GBP ($34 U.S. dollars). These foreign currency forward contracts are designated as a cash flow hedge of inventory purchases from vendors and cash receipts from customers related to Promotional Products programs. The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2006. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EMAK Worldwide, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheet of EMAK Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statement of operations, stockholders’ equity and mandatorily redeemable preferred stock, comprehensive loss and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EMAK Worldwide, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EMAK Worldwide, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and mandatorily redeemable preferred stock, of comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of EMAK Worldwide, Inc. and its subsidiaries (the “Company”) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California

March 30, 2006, except for the restatement discussed in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2005 (not presented herein), as to which the date is August 31, 2006 and except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in segments discussed in Note 11, as to which the date is March 26, 2007

EMAK WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,315	$8,677
Restricted cash	--	1,319
Accounts receivable (net of allowances of $1,738 and $1,382
as of December 31, 2005 and 2006, respectively)	29,375	24,327
Inventories	11,246	6,386
Prepaid expenses and other current assets	5,096	3,732
Total current assets	52,032	44,441

Fixed assets, net	3,571	3,583
Goodwill	12,855	13,136
Other intangibles, net	712	651
Other assets	626	559
Total assets	$69,796	$62,370

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$--	$--
Accounts payable	20,118	20,238
Deferred revenue	3,094	1,236
Due to customer	2,795	4,658
Accrued payroll and payroll related costs	3,679	1,629
Accrued liabilities	9,826	6,717
Total current liabilities	39,512	34,478

Long-term liabilities	3,956	2,294
Total liabilities	43,468	36,772

COMMITMENTS AND CONTINGENCIES (Note 10)

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible, $.001 par value, 25,000 issued and outstanding, stated at
liquidation preference of $1,000 per share ($25,000), net of issuance costs	19,914	19,041

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized,
25,000 Series AA issued and outstanding	--	--
Common stock, par value $.001 per share, 25,000,000 shares authorized 5,799,442 and
5,851,663 shares outstanding as of December 31, 2005 and 2006, respectively	--	--
Additional paid-in capital	34,068	33,840
Accumulated deficit	(10,960)	(13,225)
Accumulated other comprehensive income	2,699	3,611
	25,807	24,226
Less
Treasury stock, 3,167,258 shares at cost as of December 31, 2005 and 2006	(17,669)	(17,669)
Unearned compensation	(1,724)	--
Total stockholders’ equity	6,414	6,557
Total liabilities, mandatorily redeemable preferred stock
and stockholders’ equity	$69,796	$62,370

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2004	2005	2006
REVENUE:
Revenues from services	$16,985	$21,900	$26,889
Revenues from tangible products and other revenues	219,676	201,497	154,508
TOTAL REVENUE	236,661	223,397	181,397

Cost of sales:
Cost of services	6,263	9,134	12,045
Cost of tangible goods sold	174,224	155,792	125,413
Total cost of sales	180,487	164,926	137,458
Minimum royalty guarantee shortfalls (gain)	7,722	(2,837)	(88)
Gross profit	48,452	61,308	44,027
OPERATING EXPENSES:
Salaries, wages and benefits	31,310	35,090	26,283
Selling, general and administrative	25,606	23,587	18,657
Integration costs	174	81	--
Loss on lease	311	237	--
Restructuring charge	56	2,952	1,213
Impairment of assets	6,312	30,970	--
Dispute resolution charge	237	--	--
ERP reimplementation costs	59	147	92
Total operating expenses	64,065	93,064	46,245
Loss from operations	(15,613)	(31,756)	(2,218)
OTHER (EXPENSE) INCOME:
Interest expense	(253)	(443)	(329)
Interest income	102	94	58
Other income (expense)	(636)	386	(83)
Loss before provision (benefit) for income taxes	(16,400)	(31,719)	(2,572)

PROVISION (BENEFIT) FOR INCOME TAXES	(6,716)	8,153	(307)

Net loss	(9,684)	(39,872)	(2,265)

PREFERRED STOCK DIVIDENDS	1,500	1,500	375
EXCESS OF PREFERRED STOCK WARRANTS REDEMPTION
COST OVER CARRYING VALUE	5,042	--	--

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(16,226)	$(41,372)	$(2,640)

BASIC LOSS PER SHARE:
BASIC LOSS PER SHARE	$(2.82)	$(7.15)	$(0.45)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,753,978	5,782,925	5,834,990

DILUTED LOSS PER SHARE:
DILUTED LOSS PER SHARE	$(2.82)	$(7.15)	$(0.45)
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,753,978	5,782,925	5,834,990

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK

(in thousands, except share data)

					Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Common Stock		Preferred Stock					Treasury Stock	Unearned Compensation
	Shares	Amount	Shares	Amount						Total
Balance, January 1, 2004	5,684,953	$--	25,000	$23,049	$23,886	$45,138	$3,334	$(17,458)	$(1,234)	$76,715
Net loss	--	--	--	--	--	(9,684)	--	--	--	(9,684)
Excess of preferred stock warrants redemption
cost over carrying value	--	--	--	(3,135)	8,177	(5,042)	--	--	--	--
Warrant exchange transaction costs	--	--	--	--	(44)	--	--	--	--	(44)
Issuance of common stock	35,785	--	--	--	530	--	--	--	--	530
Issuance of restricted stock units	--	--	--	--	2,399	--	--	--	(2,399)	--
Issuance of shares pursuant to vesting
of restricted stock units	375	--	--	--	--	--	--	--	--	--
Amortization of restricted stock units	--	--	--	--	--	--	--	--	548	548
Cancellation of restricted stock units	--	--	--	--	(440)	--	--	--	440	--
Amortization of restricted stock grants	--	--	--	--	--	--	--	--	165	165
Exercise of stock options	54,700	--	--	--	640	--	--	--	--	640
Tax benefit from exercise of stock options	--	--	--	--	14	--	--	--	--	14
Preferred stock dividends	--	--	--	--	--	(1,500)	--	--	--	(1,500)
Foreign currency translation adjustments	--	--	--	--	--	--	1,805	--	--	1,805
Unrealized loss on foreign currency forward contracts	--	--	--	--	--	--	(167)	--	--	(167)
Purchase of treasury stock	(16,550)	--	--	--	--	--	--	(211)	--	(211)
Balance, December 31, 2004	5,759,263	--	25,000	19,914	35,162	28,912	4,972	(17,669)	(2,480)	68,811
Net loss	--	--	--	--	--	(39,872)	--	--	--	(39,872)
Issuance of common stock	10,616	--	--	--	109	--	--	--	--	109
Issuance of restricted stock units	--	--	--	--	1,134	--	--	--	(1,134)	--
Amortization of restricted stock units	--	--	--	--	--	--	--	--	804	804
Cancellation of restricted stock units	(3,000)	--	--	--	(952)	--	--	--	952	--
Amortization of restricted stock grants	--	--	--	--	--	--	--	--	134	134
Exercise of stock options	32,563	--	--	--	115	--	--	--	--	115
Preferred stock dividends	--	--	--	--	(1,500)	--	--	--	--	(1,500)
Foreign currency translation adjustments	--	--	--	--	--	--	(2,679)	--	--	(2,679)
Unrealized gain on foreign currency forward contracts	--	--	--	--	--	--	406	--	--	406
Balance, December 31, 2005	5,799,442	--	25,000	19,914	34,068	(10,960)	2,699	(17,669)	(1,724)	26,328
Net loss	--	--	--	--	--	(2,265)	--	--	--	(2,265)
Crown Preferred Stock and Warrant revaluation	--	--	--	(873)	873	--	--	--	--	--
Transaction costs in connection with
modification of preferred stock and warrants	--	--	--	--	(157)	--	--	--	--	(157)
Issuance of Common Stock	36,142	--	--	--	306	--	--	--	--	306
Amortization of restricted stock units	--	--	--	--	1,041	--	--	--	--	1,041
Amortization of restricted stock grants	--	--	--	--	39	--	--	--	--	39
Reclassify Deferred Compensation per SFAS No. 123 (R)	--	--	--	--	(1,724)	--	--	--	1,724	--
Exercise of restricted stock units	16,079	--	--	--	--	--	--	--	--	--
Preferred stock dividend	--	--	--	--	(375)	--	--	--	--	(375)
Foreign currency translation adjustments	--	--	--	--	--	--	966	--	--	966
Unrealized loss on foreign currency forward	--	--	--	--	--	--	(54)	--	--	(54)
Repurchase of stock options	--	--	--	--	(231)	--	--	--	--	(231)
Balance, December 31, 2006	5,851,663	$--	25,000	$19,041	$33,840	$(13,225)	$3,611	$(17,669)	$0	$25,598

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2004	2005	2006

NET LOSS	$(9,684)	$(39,872)	$(2,265)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	1,805	(2,679)	966
Unrealized gain (loss) on foreign currency
forward contracts	(167)	406	(54)
COMPREHENSIVE LOSS	$(8,046)	$(42,145)	$(1,353)

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,684)	$(39,872)	$(2,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,067	2,165	1,685
Provision for bad debts	48	180	13
Gain on asset disposal	(13)	(17)	(2)
Tax benefit from exercise of stock options	14	--	--
Amortization of restricted stock	714	938	1,080
Impairment of assets	6,312	30,970	--
Minimum guarantee royalty shortfalls (gain)	7,722	(2,837)	(88)
Deferred income taxes	(4,015)	8,976	--
Changes in assets and liabilities, net of effects of acquisitions:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	(3,222)	16,370	5,803
Inventories	98	7,265	5,175
Prepaid expenses and other current assets	(1,503)	(2,290)	1,450
Other assets	(908)	(93)	100
Accounts payable	82	(10,203)	(273)
Accrued liabilities	(6,006)	1,494	(5,373)
Long-term liabilities	(934)	(953)	(1,676)
Net cash provided by (used in) operating activities	(9,228)	12,093	5,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	--	--	(1,319)
Payment for purchase of Johnson Grossfield	(4,614)	(148)	--
Payment for purchase of Megaprint Group,
net of cash acquired of $1,194	(2,591)	(1,908)	(313)
Refund from purchase of Upshot	--	75	--
Proceeds from sales of fixed assets	64	992	23
Purchases of fixed assets	(1,602)	(1,711)	(1,469)
Net cash used in investing activities	(8,743)	(2,700)	(3,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid	(1,500)	(1,500)	(375)
Purchase of treasury stock	(211)	--	--
Proceeds from exercise of stock options	640	115	--
Transaction costs paid in connection with the
modification of preferred stock and warrants	--	--	(157)
Purchase of options via stock option buyback	--	--	(231)
Repayment under line of credit	(14,325)	(76,550)	(64,387)
Borrowings under line of credit	18,379	70,525	64,387
Net cash provided by (used in) financing activities	2,983	(7,410)	(763)
Net increase (decrease) in cash and cash equivalents	(14,988)	1,983	1,788
Effects of exchange rate changes on cash and cash equivalents	103	(74)	574
CASH AND CASH EQUIVALENTS , beginning of year	19,291	4,406	6,315
CASH AND CASH EQUIVALENTS , end of year	$4,406	$6,315	$8,677
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities—Issuance of shares for purchase
of Johnson Grossfield	530	--	--
CASH PAYMENTS DURING YEAR FOR:
Interest paid	$236	$449	$331
Income taxes paid (refunded), net	$1,210	$(1,824)	$(119)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at cost, which approximates fair value as of December 31, 2005 and 2006.

Marketable Securities

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value. The Company had no marketable securities as of December 31, 2005 and 2006.

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

Service revenues include all amounts that are billable to clients under service contracts. Service-related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in tangible products and other revenues, and an equivalent amount of reimbursable expenses are included in cost of tangible goods sold. Service revenues, excluding reimbursements for outside costs, for the years ended December 31, 2004, 2005 and 2006 totaled $16,985, $21,900 and $26,889, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2005 and 2006 totaled $1,322 and $1,177, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2005 and 2006. Unbilled revenues are expected to be billed and collected within the next six months.

In May 2003, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under contractual arrangements with the Company’s largest client, creative services are a separate deliverable from manufacturing services. As a result, the Company is required to record the creative revenues when the specification and engineering package is delivered to and accepted by the client.

The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition in Financial Statements.”

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and expensed over the life of the related promotional programs (which is typically less than six months) and deferred costs on service contracts for which revenue has been deferred and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2005 and 2006, inventories consisted of the following:

	December 31,
	2005	2006
Production-in-process	$2,483	$5,215
Finished goods	8,763	1,171
Total inventories	$11,246	$6,386

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

Goodwill and Other Intangibles

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. As of December 31, 2006, the Company had five reporting units: Equity Marketing, Logistix Marketing (formerly SCI Promotion), Logistix U.K., Logistix Retail (formerly Pop Rocket) and Upshot. The Company compares the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2006, the Company performed the impairment test required by SFAS No. 142 and determined that its remaining goodwill resulting from acquisitions was not impaired as of December 31, 2006. In the fourth quarter of 2005, the Company recorded a non-cash charge in the amount of $30,970 to write-down the carrying value of goodwill and other intangibles related to several acquisitions (see Note 3). In the fourth quarter of 2004, the Company recorded a non-cash charge in the amount of $6,312 to write-down the carrying value of the Upshot goodwill (see Note 3).

On March 31, 2006, the Company released 180 GBP ($313) to the former shareholders of Megaprint Group Limited related to a purchase price holdback under the terms of the Stock Purchase Agreement between the Company and Megaprint Group Limited. The holdback was recorded as an accrued liability as of the acquisition date. As a result, the release of the holdback had no impact on goodwill for the year ended December 31, 2006.

The change in the carrying amount of goodwill from $12,855 as of December 31, 2005 to $13,136 as of December 31, 2006 reflects an increase of $281 due to a foreign currency translation adjustment. Of the $13,136 as of December 31, 2006, $8,245 of the goodwill balance relates to the Agency Services segment and $4,891 relates to the Promotional Products segment.

The change in the carrying amount of identifiable intangibles from $712 as of December 31, 2005 to $651 as of December 31, 2006 reflects: a decrease of $144 for amortization expense and an increase due to a foreign currency translation adjustment of $83. The identifiable intangibles are subject to amortization and are reflected as other intangibles in the consolidated balance sheets.

Other intangibles are summarized as follows:

	As of December 31,
	2005	2006

Amortized Intangible Assets
Equity Marketing trademark	$52	$52
Logistix trademark	629	716
Licensing, royalty and standstill agreements	146	166
Customer contracts and related customer relationships	940	957
Non-competition agreement	94	94
Sales order backlog	354	378
Subtotal	1,586	2,363
Less: Accumulated amortization	(1,503)	(1,712)
Total Other Intangibles	$712	$651

The Equity Marketing and Logistix trademarks are being amortized over an estimated useful life of 10 years.

In December 2005, as a result of the annual impairment test, the Company changed its estimate of useful life of the Logistix trademark, so it was amortized prospectively beginning January 1, 2006. The licensing, royalty and standstill agreements along with the customer contracts and related customer relationships acquired in the purchase of Logistix were amortized over the lives of the respective agreements which ranged from 2 to 3 years and were fully amortized as of December 31, 2003. The sales order backlog was also acquired in the purchase of Logistix and was fully amortized as of December 31, 2001.

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

The customer relationship and non-competition agreements acquired in the purchase of Johnson Grossfield were being amortized over estimated useful lives of 2 years to 12 years. In 2005, the Company was notified the relationship between Johnson Grossfield and Subway Restaurants would be terminated. As a result, the entire remaining balance of Johnson Grossfield customer relationships was written off. (See Note 3).

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

Useful lives for customer contracts and related customer relationships are determined based on the average historical lives of customer relationships for each respective acquisition. Useful lives for licensing, royalty and standstill agreements, non-competition agreements and sales order backlog are based on the terms of the underlying contractual agreements. For the years ended December 31, 2004, 2005 and 2006, amortization expense related to other intangibles amounted to $363, $344 and $144, respectively.

44

The expected future amortization expense related to other intangibles is as follows:

Year

2007	$77
2008	73
2009	72
2010	72
2011	72
Thereafter	285
Total	$651

Due to Customer

Pursuant to the terms of certain contracts between the Company and a promotions customer, the Company collects fees from the customer’s distribution companies on behalf of that customer. Once these fees are collected from the distribution companies, the Company remits the fees to the customer. As of December 31, 2005 and 2006, the amounts due to customer were $2,795 and $4,658, respectively.

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

The Company assesses the realizability of its deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109. SFAS No. 109 requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon management’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available. Because of the operating losses the Company has incurred over the past two years and based on projections of 2006 taxable income, the Company established a non-cash valuation allowance against its deferred tax assets. The Company does not expect to record tax expense or benefits on U.S.-based operating results until it is consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets.

Share-Based Compensation

At December 31, 2006, the Company had three share-based compensation plans that are described in Note 8. Under the plans, the Company has the ability to grant stock options, restricted stock, restricted stock units (“RSUs”), stock bonuses, stock appreciation rights or performance units. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of four years from the date of grant. Such stock options were granted with exercise prices at or above the fair market value of the Company’s common stock on the date of grant.

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

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $0 in 2006. Excess tax benefits reflected as an operating cash inflow totaled $0 in 2005.

On December 15, 2005, the Board of Directors approved the accelerated vesting of unvested and “out-of-the-money” non-qualified stock options previously awarded to employees, officers and directors with option exercise prices equal to or greater than $7.18 effective as of December 15, 2005. Both the Company’s non-employee directors and the Chief Executive Officer have entered into a Resale Restriction Agreement which imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of the original vesting dates set forth in the option or their termination of service. The accelerated options represented all of the outstanding Company options.

The Board of Directors’ decision to accelerate the vesting of these options was based upon the elimination of compensation expense to be recorded subsequent to the effective date of SFAS 123(R). In addition, the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation and employee retention. The future compensation expense that was eliminated as a result of the acceleration of the vesting of these options is approximately $1,100. No options were granted in 2006.

The Company recognized no compensation expense for stock options in 2006 as a result of the Company’s decision to accelerate the vesting of options mentioned above. As discussed above, prior to January 1, 2006, no compensation expense was recognized in the statements of operations for stock options. Had compensation expense for nonqualified stock options granted been determined based on their fair value at the grant date, consistent with the fair value method of accounting prescribed by SFAS No. 123, the Company’s net income and net income per common share for the year ended December 31, 2004 and 2005 would have been adjusted as follows:

	2004	2005

Net loss available to common stockholders as reported	$(16,226)	$(41,372)
Plus:
Share-based compensation expense, net of tax, included in	422	562
reported net income (loss) available to the common stockholder
Less:
Compensation expense (a)	1,065	1,198
Net loss available to common stockholders - pro forma	$(16,869)	$(42,008)

Loss per share:
Basic loss per share, as reported	$(2.82)	$(7.15)
Pro forma basic loss per share	$(2.93)	$(7.26)

Diluted loss per share, as reported	$(2.82)	$(7.15)
Pro forma diluted loss per share	$(2.93)	$(7.26)

(a) Determined under fair value based method for all awards, net of tax.

Because the SFAS 123(R) method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2004	2005

Expected dividend yield	0.00%	0.00%
Expected stock price volatility	45.00%	41.33%
Risk free interest rate	2.76%	4.46%
Expected life of options	5 years	4 years

The weighted average fair value of options granted during 2004 and 2005 is $6.23 and $1.79, respectively.

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of the Company’s stock, $0.01 par value (“Common Stock”) were exercised or converted into Common Stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 2,757,378, 2,650,636 and 1,959,236 shares of the Company’s Common Stock, for the years ended December 31, 2004, 2005 and 2006, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the years ended December 31, 2004 and 2005, preferred stock convertible into 1,694,915 shares of Common Stock was excluded from the computation of diluted EPS. For the year ended December 31, 2006, preferred stock convertible into 2,777,778 shares of Common Stock was excluded from the computation of diluted EPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share.”

	For the years ended December 31,
	2004			2005			2006
	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to
common stockholders	$(16,226)	5,753,978	$(2.82)	$(41,372)	5,782,925	$(7.15)	$(2,640)	5,834,990	$(0.45)
Effect of dilutive securities:
Options and warrants	--	--		--	--		--	--
Restricted stock units	--	--		--	--		--	--
Dilutive EPS:
Loss available to common
stockholders	$(16,226)	5,753,978	$(2.82)	$(41,372)	5,782,925	$(7.15)	$(2,640)	5,834,990	$(0.45)

Royalties

The Company enters into agreements to license intellectual properties such as trademarks, copyrights and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement, which are non-refundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at the lower of the amounts paid or the amounts estimated to be recoverable from future sales of the related products. Furthermore, minimum guaranteed royalty commitments are reviewed on a periodic basis to ensure that amounts are recoverable based on estimates of future sales of the products under license. A loss provision is recorded in the consolidated statements of operations to the extent that future minimum royalty guarantee commitments are not recoverable. Estimated future sales are projected based on historical experience, including that of similar products, and anticipated advertising and marketing support by the licensor. (See Note 2).

Concentration of Risk

Burger King accounted for approximately 51%, 52% and 48% of the Company’s total revenues for the years ended December 31, 2004, 2005 and 2006, respectively. The Company regularly extends credit to distribution companies in connection with its business with Burger King, which includes Supply Chain Services, LLC (“SCS”), a subsidiary of Burger King’s franchisee purchasing cooperative Restaurant Services, Inc (“RSI”). The Company began selling product to SCS in October 2003. Because of RSI’s established credit history, as well as the payment history of SCS, the Company does not believe that this increase in concentration of receivables has negatively impacted the overall credit risk. Failure by SCS or one or more distribution companies to honor their payment obligations could have a material adverse effect on the Company’s operations. The largest such distribution company accounted for 80.2%, 84.8% and 65.1% of the products purchased from us by the Burger King system for the years ended December 31, 2004, 2005 and 2006, respectively. The largest such distribution company accounted for 30.3% and 10.2% of accounts receivable as of December 31, 2005 and 2006, respectively.

Restricted Cash

During the first quarter of 2006, the Company’s Logistix (U.K.) subsidiary entered into an agreement with Hong Kong Shanghai Bank Corp. (“HSBC”), under which HSBC issued a guarantee of up to 1,000 EURO (approx $1,319) to one of Logistix’s vendors in exchange for the deposit of the same amount into an interest bearing restricted cash account with HSBC. Logistix (U.K.) does not have access to the cash until the guarantee expires in the first half of 2007. The guarantee from HSBC enabled Logistix (U.K.) to secure more favorable payment terms from a new vendor supplying significant quantities of goods.

Supplemental Cash Flow Information

During 2006, the Company issued 36,142 shares with a market value of $306 as a partial payment of contractual bonuses for two executives. The contractual bonuses earned by the two executives for 2005 performance totaled $1,224 and were recorded as accrued liabilities in the Company’s consolidated balance sheet as of December 31, 2005. Under the terms of the employment agreements, such bonuses are payable 25% in common stock and the remainder in cash. The cash portion of the bonuses was also paid in March 2006.

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

Shipping and Handling Costs

In accordance with the Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies all amounts billed to customers related to shipping and handling as revenues. Shipping and handling costs are recorded in selling, general and administrative expenses. For the years ended December 31, 2004, 2005 and 2006 such costs totaled $1,799, $1,003, and $666, respectively.

Foreign Currency Translation

Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recognized as a component of accumulated other comprehensive income in stockholders’ equity. For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. For the years ended December 31, 2004, 2005 and 2006, the net transaction gain (loss) on foreign exchange of $(628), $342 and $(117), respectively, were recorded in other income (expense) in the accompanying consolidated statements of operations.

48

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

As of December 31, 2006, our Logistix subsidiary entered into foreign currency forward contracts aggregating 1,906 GBP to sell Euros in exchange for GBP and to sell GBP in exchange for U.S. dollars. The contracts will expire by April 2007. At December 31, 2006, these foreign currency forward contracts had an estimated fair value of (17) GBP ($34 U.S. dollars). These foreign currency forward contracts are designated as a cash flow hedge of inventory purchases from vendors and cash receipts from customers related to Promotional Products programs. The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2006. The unrealized loss on the contracts was recorded in other income (expense) in the accompanying consolidated statements of operations.

Advertising

Production costs of commercials and programming are charged to expense in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to expense in the period incurred.

Reclassifications

Certain reclassifications have been made to the 2005 Consolidated Financial Statements to conform them to the 2006 presentation. The current portion of accrued federal, state and foreign tax receivables, totaling $2,052, that were previously recorded as an offset to accrued liabilities as of December 31, 2005, have been reclassified to prepaids and other current assets in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. In addition, accrued bonuses in current liabilities, totaling $1,556, which was previously recorded as Accrued liabilities as of December 31, 2005, have been reclassified to Accrued payroll and payroll related costs in the Consolidated Balance Sheets.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements according to SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. Additionally, FIN 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The adoption of FIN 48 on January 1, 2007, as required, could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions by recording a corresponding adjustment to retained earnings in the condensed consolidated balance sheets. The Company is currently assessing the effect, if any, of FIN 48 on the Company’s consolidated results of operations and financial position.

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

In February of 2007, the SFAS issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS no. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS no. 159 will have on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance for quantifying financial statement misstatements. SAB 108 was effective for the Company beginning December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

2.	RESTRUCTURING CHARGE AND MINIMUM ROYALTY GUARANTEE SHORTFALLS

In 2004, the Company formulated and implemented a restructuring plan in connection with the realignment of centralized resources in its Promotional Products business in order to combine and streamline the operations. In connection with this plan the Company recorded a restructuring charge of $81. This charge represents severance for one employee in the Company’s Los Angeles office, whose position was eliminated, and is reflected as a restructuring charge in the accompanying consolidated statement of operations. All of this restructuring charge was paid as of December 31, 2004. During the third quarter of 2004 there was a restructuring gain of $25 that represented a reversal of a portion of the 2003 restructuring charge related to the severance for workforce reductions at Upshot.

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

On May 18, 2005, the Company reached a settlement with one of its licensors affecting several licenses. Under the terms of the settlement, the Company agreed to forgo its rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. The Company retained product distribution rights under the licenses for 2005. As a result of this settlement, the Company’s overall commitment for royalty guarantees was reduced by approximately $4,000. The Company paid the licensor a total of $1,800 through June 30, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. In 2006, the Company reached a settlement with a different licensor which resulted in a reversal of $88. These reversals were recorded as minimum royalty guarantee shortfall gains in the consolidated statements of operations for 2005 and 2006.

In 2005, in connection with the Consumer Products wind-down, the Company incurred a charge for one-time employee termination benefits and other costs totaling approximately $746. In 2006, the Company incurred an additional $38 for employee termination costs. Such costs are recorded as a restructuring charge in the consolidated statement of operations. The entire amount is attributable to the Consumer Products segment.

In 2005, the Company eliminated several centralized corporate positions as a result of a realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $622 in 2005. In 2006, the Company incurred an additional $58 for employee termination benefits. Such costs are recorded as a restructuring charge in the consolidated statement of operations. The entire amount is attributable to the corporate segment.

In 2005, the Company eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs totaling $568. In 2006, the Company incurred an additional $17 for one-time employee termination benefits and other costs. Such costs are recorded as a restructuring charge in the consolidated statements of operations. The entire amount is attributable to the Promotional Products segment.

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

In 2005, the Company made a decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with its Los Angeles office. The Company recorded a charge for one-time employee termination benefits and other costs totaling $640 in 2005. In 2006, the Company incurred an additional $723 for employee termination benefits and other costs. The entire amount is attributable to the Promotional Products segment.

In 2005, the Company made the determination to sublease approximately 15,000 square feet of its Los Angeles office space. The space was sublet effective December 15, 2005 for a term ending December 31, 2009 (the expiration of the master lease term). The Company recorded a charge of $184 in 2005 for the estimated loss on the sublease over the term. Such costs are recorded as a restructuring charge in the consolidated statement of operations for 2005. The entire amount is attributable to the corporate segment.

In 2006, in connection with the Company’s decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, the Company made a decision to eliminate two senior management positions. The Company recorded a charge for one-time employee termination benefits and other costs totaling $283. The entire amount is attributable to the Promotional Products segment.

In 2006, the Company made a decision to reorganize our Hong Kong office to better align the Company’s operations with the current business needs. As a result, the Company recorded a charge of $94 for one-time termination benefits associated with staff reductions in the Company’s Hong Kong office.

The following table summarizes activity in our restructuring reserve.

	Pop Rocket *	Centralized Corporate *	Logistix (U.K.) *	Johnson Grossfield *	SCI Promotion *	Los Angeles Office Sublease	Logistix Consolidation *	Upshot *	Hong Kong *	Total

Reserve at January1, 2004	$-	$-	$-	$-	$-	$-	$-	$366	$-	$366
Restructuring charge	-	81	-	-	-	-	-	-	-	81
Reversal of restructuring reserve	-	-	-	-	-	-	-	(25)	-	(25)
Utilization in 2004	-	(81)	-	-	-	-	-	(341)	-	(422)

Reserve at December 31, 2004	-	-	-	-	-	-	-	-	-	-
Restructuring charge	746	622	568	192	640	184	-	-	-	2,952
Utilization in 2005	(513)	(261)	(137)	(96)	(110)	-	-	-	-	(1,117)

Reserve at December 31, 2005	233	361	431	96	530	184	-	-	-	1,835
Restructuring charge	38	58	17	-	723	-	283	-	94	1,213
Utilization	(271)	(419)	(427)	(96)	(1,244)	(117)	(261)	-	(94)	(2,929)

Reserve at December 31, 2006	$-	$-	$21	$-	$9	$67	$22	$-	$-	$119

* One-time employee termination benefits and other related costs.

3.	IMPAIRMENT OF ASSETS

Refer to Note 1, “Summary of Significant Accounting Policies - Goodwill and Other Intangibles” for discussion of goodwill impairment.

During the fourth quarter of 2004, the Company performed its annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $6,312. The charge was required to reduce the carrying value of goodwill at Upshot. The Upshot impairment charge reflects the reporting unit’s lower than expected performance in 2004 and revised future projections resulting from the loss of a significant client in the fourth quarter of 2004. This charge was calculated in accordance with the provisions of SFAS No. 142 utilizing a present value based valuation technique based on the best available projections as of December 31, 2004 of Upshot’s future cash flows before interest. This impairment charge was recorded as impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 2004 and was reflected in the Agency Services segment.

On August 9, 2005, the Company was notified by the Subway Franchisee Advertising Fund Trust (“SFAFT”) that following completion of fulfillment on Subway Restaurant’s kids meal programs by Johnson Grossfield in November 2005, the relationship between Johnson Grossfield and Subway Restaurants will be terminated. As a result, the Company recorded a charge of $3,431 for the impairment of goodwill and other intangible assets of Johnson Grossfield. Of the $3,431 impairment charge $1,449 was attributable to goodwill and

$1,982 was attributable to other intangible assets. The remaining carrying value of the goodwill and other intangible assets of Johnson Grossfield as of December 31, 2005 was $0. The impairment of assets charge was recorded in the consolidated statement of operations for the year ended December 31, 2005 and was reflected in the Promotional Products segment.

In the fourth quarter of 2005, we incurred a goodwill impairment charge of $10,838 for the SCI Promotion reporting unit in connection with the annual impairment test required by SFAS No. 142. This charge was calculated utilizing a discounted cash flow model based on the best available projections as of December 31, 2005 of SCI Promotion’s future cash flows. Such projections were formulated in the fourth quarter of 2005 and were negatively impacted by the continuing trend of department store consolidation, and its industry-specific challenges which have resulted in smaller marketing budgets, fewer programs and smaller program sizes. Competitive pressures and materials cost increases in Asia have also compressed margins. Included in the impairment analysis for the SCI Promotion reporting unit is $8,318 of goodwill related to the business of U.S. Import & Promotion, Co. (“USI”), which is the Company’s seasonal toy and promotions business catering to oil and gas retailers. USI was acquired in 1998 and later merged with SCI because its client base and offerings were complementary to SCI’s. Of the $10,838 impairment charge, $10,578 was attributable to goodwill and $260 was attributable to other intangible assets of SCI Promotion. The remaining carrying value of goodwill and other intangible assets of SCI Promotion as of December 31, 2005 was $2,580 and $71, respectively. The impairment of assets charge was recorded in the consolidated statement of operations for the year ended December 31, 2005 and was reflected in the Promotional Products segment.

Effective January 1, 2005, the Megaprint Group was consolidated with the Logistix (U.K.) reporting unit, because its client base and service offerings were complementary to Logistix. As a result, the balance of Megaprint Group goodwill and other intangibles is analyzed in connection with the annual impairment test for the Logistix (U.K.) reporting unit. Throughout 2004, Logistix (U.K.) won all of its largest client’s pan-European programs. The agency had a long string of consecutive wins, but it did not repeat this win rate in 2005. Additionally, this client has reduced the number and size of its promotional programs. Based on our projections, which were formulated in the fourth quarter of 2005, the Company believed this pattern will continue, and as a result, the Company incurred an impairment charge of $16,701 in the fourth quarter of 2005. This charge was calculated in accordance with the provisions of SFAS No. 142 utilizing a discounted cash flow model based on the best available projections as of December 31, 2005 of Logistix (U.K)’s future cash flows. Of the $16,701 impairment charge, $16,418 was attributable to goodwill and $283 was attributable to other intangible assets of Logistix (U.K.) and Megaprint Group. The remaining carrying value of goodwill and other intangible assets of Logistix (U.K.), including Megaprint Group, as of December 31, 2005 was $2,659. The impairment of assets charge was recorded in the consolidated statement of operations for the year ended December 31, 2005 and was reflected in the Promotional Products segment. The entire remaining balance of $629 of other intangible assets for Logistix (U.K.) represents the Logistix trademark.

4.	ACQUISITIONS

On February 2, 2004 (effective January 31, 2004), the Company acquired certain assets of Johnson Grossfield, Inc. (“JGI-MN”), a privately held promotional marketing services company based in Minneapolis, Minnesota. The Company financed the acquisition through its existing cash reserves. The acquisition was consummated pursuant to an Asset Purchase Agreement dated January 16, 2004 (the “Johnson Grossfield Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased the assets of JGI-MN’s promotional agency business for approximately $4,325 in cash (net of a holdback of $250) and 35,785 shares of the Company’s Common Stock (which, based upon the January 30, 2004 closing market price of $14.80, had a value of $530), plus related transaction costs of $184 and a commitment to pay additional earnout consideration of up to $4,500 based upon future performance of the acquired business. During 2004, additional consideration was paid in the amount of $105 as a working capital adjustment. The Company also assumed the operating liabilities of the promotional agency business in connection with the acquisition. The earnout consideration was based upon the acquired business achieving targeted levels of EBITDA over the period from 2004 through 2008. The earnout payments, if required, were payable 50% in cash and 50% in shares of the Company’s Common Stock. The additional consideration, if any, would be recorded as goodwill. On April 19, 2005, the Company reached agreement with the sellers of Johnson Grossfield on the amount of earnout attributable to 2004 performance. Such earnout consideration totaled $257, of which $148 was paid in cash and the remainder payable in shares of the Company’s Common Stock (10,616 shares valued at $109 as of April 19, 2005). This earnout consideration was recorded as goodwill in the second quarter of 2005. No earnout was payable based upon the 2005 and 2006 performance.

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

53

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

Year Ended December 31, 2004

Pro forma revenues	$249,920
Pro forma net loss	$(9,669)
Pro forma basic loss per share	$(2.82)
Pro forma diluted loss per share	$(2.82)
Pro forma basic weighted average
shares outstanding	5,756,960
Pro forma diluted weighted average
shares outstanding	5,756,960

Refer to Note 1 for further discussion of the method of computation of earnings per share.

5.	FIXED ASSETS, NET

Fixed assets, net is summarized as follows:

	December 31,
	2005	2006
Furniture, fixtures and equipment	$3,366	$3,485
Computer software	5,580	5,913
Computer hardware	5,646	6,302
Leasehold improvements	2,125	2,571
Fixed assets, at cost	16,717	18,271

Accumulated depreciation and amortization	(13,146)	(14,688)
Fixed assets, net	$3,571	$3,583

For the years ended December 31, 2004, 2005 and 2006, depreciation expense related to fixed assets was $1,704, $1,821 and $1,541, respectively.

6.	SHORT-TERM DEBT

On April 24, 2001, the Company signed a credit facility (the “Prior Facility”) with Bank of America. On April 26, 2004, the maturity date of the Prior Facility was extended through June 30, 2005. Effective March 30, 2005, the maturity date of the Prior Facility was further extended through March 31, 2006. The credit facility was collateralized by substantially all of the Company’s assets and provided for a line of credit of up to $20,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings was based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 1.50 and 2.25 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between zero and 0.50 percent. The Company was also required to pay an unused line fee of between zero and 0.60 percent per annum and certain letter of credit fees. The applicable spread was based on the achievement of certain financial ratios. As of December 31, 2005, the marginal interest rate on available borrowings under the Prior Facility was 7.5%. As of December 31, 2005, $0 was outstanding under the Prior Facility.

On March 29, 2006, the Company entered into a new credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The Facility does not permit the payment of dividends on Series AA Preferred Stock for 2006. The restriction on dividends may be removed in 2007 subject to 2006 audited results and compliance with covenants. On May 10, 2006 certain covenants under the facility were amended. On August 11, 2006, the Company amended the Facility to provide for a temporary bridge facility to increase the Company’s available borrowings by up to $7,000 to fund working capital for a specific client program. The finance charges for borrowings under the bridge facility were 300 basis points greater than the interest charges under the Facility. This bridge facility expired November 30, 2006. As of December 31, 2006, the marginal interest rate on available borrowings under the Facility was 9.0%. As of December 31, 2006, the Company was in compliance with the restrictions and covenants. As of December 31, 2006, $0 was outstanding under the Facility.

Letters of credit outstanding under the Company’s prior credit facility and the Facility as of December 31, 2005 and 2006 totaled $2,763 and $310, respectively.

In addition to the Facility, in October, 2003 the Company’s Logistix (U.K.) agency established an import/letter of credit facility with Hong Kong Shanghai Bank Corp. (“HSBC”) to provide short-term financing of product purchases in Asia. The total availability under this facility is 1,500 GBP. The total availability under this facility was increased from 1,000 GBP to 1,500 GBP in 2005. Under this facility HSBC may pay the agency’s vendors directly upon receipt of invoices and shipping documentation. Logistix (U.K.) in turn is obligated to repay HSBC within 120 days. As of December 31, 2005 and 2006, $0 was outstanding under this facility. This facility expired in the fourth quarter of 2006.

7.	DEFINED CONTRIBUTION PLAN

The Company has a 401(k) Tax Deferred Savings Plan (the “401(k) Plan”), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee’s contribution. Costs related to contributions to the 401(k) Plan for the years ended December 31, 2004, 2005, and 2006 were $599, $730 and $377, respectively.

8.	EQUITY COMPENSATION PLANS

The Company currently has three equity based compensation plans: the 2000 Stock Option Plan (the “2000 Employee Plan”), 2004 Non-Employee Director Stock Incentive Plan (the “Non-Employee Director Plan”) and the 2004 Stock Incentive Plan (the “Stock Incentive Plan” and collectively with 2000 Employee Plan and the Non-Employee Director Plan referred to as the “Equity Compensation Plans”). Under the plans, the Company has the ability to grant stock options, restricted stock, restricted stock units (“RSUs”), stock bonuses, stock appreciation rights or performance units. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of four years from the date of grant. Such stock options were granted with exercise prices at or above the fair market value of the Company’s common stock on the date of grant. A total of 2.4 million shares of Common Stock are reserved for issuance pursuant to awards granted and to be granted under the Equity Compensation Plans. An aggregate of 720,969 shares were available for grant under the Equity Compensation Plans as of December 31, 2006. The 2000 Employee Plan expires in 2010. The Non-Employee Director Plan and the Stock Incentive Plan expire in 2014.

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

In December 2006, the Company repurchased stock options from its employees in order to increase the number of shares available for grant under the Company’s Equity Compensation Plans. The Company paid $231 to repurchase 345,500 fully vested stock options with an average exercise price of $14.44. The Black Scholes Model was used in determining the valuation of the purchase price of the shares repurchased. In the table below, the cancelled shares for 2006 include those options repurchased and cancelled by the Company. In accordance with the provisions of SFAS No. 123(R), the cash settlement of $231 was recorded as a repurchase of outstanding equity instruments and was charged to additional paid-in capital.

Transactions involving the Stock Compensation Plans and the Expired Plans are summarized as follows:

				Exercisable at End of Year
			Weighted		Weighted
		Restricted	Average		Average
	Options	Stock	Exercise Price	Number	Exercise Price
	Outstanding	Outstanding	Per Share	Exercisable	Shares
Outstanding at January 1, 2004	2,162,528	124,450	$12.74	1,092,576	$13.29
Granted	285,000	167,050	10.68
Exercised	(54,700)	(13,075)	9.44
Canceled	(436,100)	(33,100)	10.13
Outstanding at December 31, 2004	1,956,728	245,325	12.01	1,315,383	$13.33
Granted	500,000	118,648	9.03
Exercised	(20,000)	(26,813)	2.46
Canceled	(702,758)	(72,337)	14.17
Outstanding at December 31, 2005	1,733,970	264,823	12.04	1,820,327	$9.63
Granted	-	515,349	-
Exercised	-	(62,804)	-
Canceled	(686,900)	(55,504)	12.30
Outstanding at December 31, 2006	1,047,070	661,864	$7.48	1,192,294	$10.72

The following table summarizes information about the Company’s equity awards outstanding and exercisable as of December 31, 2006:

		WEIGHTED	WEIGHTED		WEIGHTE
		AVERAGE	AVERAGE		AVERAGE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE	EXERCISE PRICE	NUMBER EXERCISABLE	EXERCISE PRICE

$ 0.00 - $ 0.00	661,864	12.36	$-	145,224	$-
$ 7.18 - $10.00	435,620	6.24	$8.95	435,620	$8.95
$10.90 - $14.89	441,450	4.76	$12.20	441,450	$12.20
$15.80 - $28.13	170,000	2.02	$20.60	170,000	$20.60
	1,708,934	7.81	$7.48	1,192,294	$10.72

The aggregate fair market value of the Company’s restricted stock and RSU grants is being amortized to compensation expense over the vesting period (typically 4 years). Compensation expense recognized related to grants of restricted stock and RSU’s to certain employees and non-employee Board members was $938 and $1,080 for the year ended December 31, 2005 and 2006, respectively. As of December 31, 2006, there was $3,621 of unrecognized compensation cost related to unvested restricted stock and RSUs. This cost is expected to be recognized over a weighted average of 2.4 years.

The following table summarizes the number and weighted average grant date fair value of the Company’s unvested restricted stock and RSUs as of December 31, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2006	177,110	$12.00
Granted	479,207	6.21
Vested	(87,048)	10.46
Forfeited	(52,629)	10.84
Unvested at December 31, 2006	516,640	$7.01

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

The Series A Stock was subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs.

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

57

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

On June 30, 2006, the Company entered in an Exchange and Extension Agreement with Crown providing that: (a) the conversion price of the Company’s Series AA Senior Cumulative Convertible Preferred Stock (“Series AA Stock”) would be reduced from $14.75 per share of Common Stock to $9.00 per share of Common Stock; (b) the 6% cumulative perpetual dividend on the $25,000 face value of the Series AA Stock ($1,500 per annum) would be permanently eliminated effective April 1, 2006; (c) the provisions pertaining to election of Series AA directors would be revised to permit the holders of the Series AA Stock to elect two directors except (i) if the number of Common Stock directors exceeds seven or (ii) in situations involving a potential Change of Control (as defined in the Certificate of Designation of Series AA Stock) at a time when the total number of directors (inclusive of Common Stock directors and Series AA Stock directors) exceeds eight, in either of which instances the holders of the Series AA Stock would be permitted to elect three directors; and (d) the terms of the Common Stock warrants held by Crown which previously expired on March 29 and June 20, 2010 would be extended until March 29 and June 20, 2012 (collectively, the “Crown Transaction”).

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

The Crown Transaction was closed on June 30, 2006. The Company accounted for the transaction as a modification of equity instruments. As a result, the decrease in the fair value of the Series AA Stock was recorded as a reduction to mandatorily redeemable preferred stock of $873 with an offset to net income available to common stockholders. The increase in the value of the common stock warrants was recorded as an increase to additional paid-in capital of $873 with an offset to net income available to common stockholders. The net impact to income available to common stockholders is zero. Direct outside costs related to this transaction totaled $157 and were recorded as a reduction to additional paid-in capital.

The Series AA Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate Liquidation Preference plus accrued and unpaid dividends if a change in control occurs.

Crown has voting rights equivalent to the number of shares of Common Stock into which their Series AA Stock is convertible on the relevant record date. Until March 31, 2006, Crown was entitled to receive a quarterly dividend equal to 6% of the Liquidation Preference per share outstanding, payable in cash. Total dividends for the year ended December 31, 2006 amounted to $375.

Crown currently holds 100% of the outstanding shares of Series AA Stock and has designated one individual to the Board of Directors of the Company.

The Series AA Stock is recorded in the accompanying consolidated balance sheets at its Liquidation Preference net of issuance costs. The issuance costs total approximately $1,951.

Stock Repurchase

On July 24, 2001, the Company’s Board of Directors authorized up to $10,000 for the repurchase of the Company’s Common Stock over a twelve month period. In the period from August 2, 2001 through July 11, 2002, the Company spent $5,605 to purchase 454,715 shares at an average price of $12.33 per share including commissions. On July 12, 2002, the Company’s Board of Directors authorized up to an additional $10,000 for the repurchase of the Company’s Common Stock. The Company spent $3,505 to repurchase 267,650 shares at an average price of $13.10 per share including commissions under this authorization through December 31, 2004. The Company made no additional purchases during the years ended December 31, 2005 and 2006. On March 27, 2006, the Company’s Board of Directors adopted a resolution terminating the repurchase program, as the Company is not planning on making any further stock repurchases.

9.	INCOME TAXES

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

Consolidated pre-tax income (loss) consists of the following:

	Years Ended December 31,
	2004	2005	2006
US operations	$(20,013)	$(16,764)	$(1,375)
Foreign operations	3,613	(14,955)	(1,197)
	$(16,400)	$(31,719)	$(2,572)

The provision (benefit) for income taxes consist of:

	Years Ended December 31,
	2004	2005	2006
CURRENT:
Federal	$(2,640)	$(750)	$(52)
State and local	16	15	(336)
Foreign	717	48	97
	(1,907)	(687)	(291)
DEFERRED:
Federal	(2,970)	6,554	--
State and Local	(1,839)	2,387	--
Foreign	--	(101)	(16)
	(4,809)	8,840	--
	$(6,716)	$8,153	$(307)

Income taxes recorded by the Company differ from the amounts computed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of operations.

	Years Ended December 31,
	2004	2005	2006
Tax at the Federal statutory rate	$(5,641)	$(10,911)	$(885)
State income taxes, net of the Federal tax benefit	(1,052)	(858)	(156)
Effect of change in state rate on deferred tax assets	(300)	--	--
Effect of permanent differences for non-deductible goodwill	--	5,010	--
Valuation Allowance	223	14,390	630
Other	54	522	104
	$(6,716)	$8,153	$(307)

Other reflects the effects of permanent differences such as tax free municipal interest income earned in 2004, 2005 and 2006, and the impact of foreign earnings/losses which are taxed at different rates. In 2005, the company recorded a tax provision despite recording pre-tax losses as a result of establishing a valuation allowance against previously recorded deferred tax assets (see below).

In 2006, the Company recorded a net tax benefit primarily as a result of more favorable state income tax apportionment factors than originally anticipated in our previous tax provision estimates.

The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) for the years ended December 31, 2005 and 2006 are as follows:

	2005	2006

Allowance for doubtful accounts	$644	$599
Inventory reserve	146	36
Accrued expenses	1,199	716
Net operating loss carryforwards	--	--
Other	(488)	(223)
Total current	1,501	1,128

Goodwill and other intangibles	7,367	6,386
Fixed assets	365	586
Net operating loss and other carryforwards	3,152	5,568
Long term liabilities	1,768	1,099
Other	271	282
Total non-current	12,923	13,535
Deferred income tax asset valuation allowance	(14,613)	(15,243)
Net deferred tax liabilities	$(189)	$(194)

The Company assesses the realizability of its deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109. SFAS No. 109 requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon management’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available. Because of the operating losses the Company has incurred over the past two years and based on projections of 2006 taxable income, the Company established a non-cash valuation allowance against its deferred tax assets. The Company does not expect to record tax expense or benefits on U.S.-based operating results until it is consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. The valuation allowance provided against deferred tax assets is $14,613 and $15,243 at December 31, 2005 and 2006, respectively. We recorded a tax provision of $8,153 in 2005 as the result of establishing a valuation allowance against deferred tax assets during the fourth quarter of 2005.

Federal net operating loss (“NOL”) carryforwards totaled approximately $2,606 and $7,295 as of December 31, 2005 and 2006, respectively. The federal net operating losses related to 2004 were carried back and utilized in prior years. A portion of the 2005 loss was carried back and utilized in prior years. As of December 31, 2005, for the reason’s discussed above, management established a full valuation allowance against the remaining balance of federal NOL carryforwards. Foreign NOL carryforwards totaled $1,287 as of December 31, 2006 and have a full valuation allowance against them.

State net operating loss carryforwards totaled approximately $13,102 and $17,606 as of December 31, 2005 and 2006, respectively. Their use is limited to future taxable earnings of the Company. As the states do not currently provide for a carryback provision, the state net operating losses will have a 10-year carryforward period. Management considered all available evidence and determined that a valuation allowance of $223 was required as of December 31, 2004 for those NOL carryforwards that are not expected to provide future tax benefits. As of December 31, 2005, for the reason’s discussed above, management established a full valuation allowance against the remaining balance of state NOL carryforwards.

A deferred U.S. tax liability has not been provided on the unremitted earnings of Logistix (U.K.) because it is the intent of the Company to permanently reinvest these earnings in the United Kingdom. Undistributed pre-tax earnings of Logistix, which have been or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes – Special Areas,” aggregated $4,330 and $2,574 at December 31, 2005 and 2006, respectively.

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

60

Chief Executive Officer, on December 14, 2005. The Company’s Board of Directors approved this domestic reinvestment plan on December 15, 2005. The Company decided not to repatriate any earnings of Logistix (U.K.).

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases are as follows:

Year

2007	$4,126
2008	3,981
2009	3,795
2010	665
2011	546
Thereafter	1,112
Total	$14,225

Aggregate rental expenses for operating leases were $3,873, $3,922 and $3,249 for the years ended December 31, 2004, 2005 and 2006, respectively.

Guaranteed Royalties

For the years ended December 31, 2004, 2005, and 2006, the Company incurred $3,996, $4,168 and $1,899, respectively, in royalty expense. In addition, the Company decided to wind down its consumer products business. The result of the decision was a charge in 2004 for minimum royalty guarantee shortfalls of $7,722. In 2005, we reached a settlement with one of our licensors affecting several licenses. As a result of this settlement and Scooby-Doo™ revenues that exceeded our initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. In 2006, we reached a settlement with a different licensor which resulted in a reversal of $88. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses.

As of December 31, 2006, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2007	$270
2008	300
Total	$570

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

Dispute Resolution Charge

In the fourth quarter of 2004, the Company recorded a pre-tax charge of $237 related to a dispute settlement liability incurred by assisting the former owner of SCI Promotion to settle a claim for a product sold prior to its acquisition in September 2003. The Company chose to facilitate settlement of the claim in order to secure a continued business relationship with SCI Promotion’s longtime client. The Company retained the right to offset the amount paid toward the settlement against future earnout payments in connection with the SCI Promotion acquisition. (See Note 4).

11.     INDUSTRY SEGMENTS, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

The Company’s revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 51%, 52% and 48% of the Company’s consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively, were from one customer in the Promotional Products segment.

The Company has identified three reportable segments through which it conducts its operations: Agency Services, Promotional Products and Consumer Products. Effective January 1, 2006, as a result of recent changes in management and agency structure and to be consistent with the way management now views business units internally, the Company now reports its marketing services business as two separate reportable segments: Agency Services and Promotional Products. This reflects the changes in the structure and format of internal management reports provided to the chief operating decision maker. The factors for determining the reportable segments were based on the distinct nature of their operations. Each segment is responsible for executing a unique business strategy. The Agency Services segment provides various services such as strategic planning and research, entertainment marketing, promotion, event marketing, collaborative marketing, retail design, and environmental branding. The Agency Services segment is a service-based business whose revenues are derived either from fees for hours worked or from fixed price retainer contracts. The Promotional Products segment designs and contracts for the manufacture of promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional Products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are often based. The Promotional Products segment manufactures product to order and derives its revenues primarily from the sale of such product to its clients. The Consumer Products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers. Certain information presented in the tables below have been restated to conform to the current management structure as of January 1, 2006.

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

The primary measure of segment profit or loss reviewed by the chief operating decision maker is segment income (loss) from operations.

Industry Segments

	As of and For the Year Ended December 31, 2004
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$19,252	$192,274	$25,135	$--	$236,661
Segment income (loss)
from operations	$(3,211)	$16,151	$(9,333)	$(19,220)	$(15,613)
Fixed asset additions	$--	$--	$--	$1,602	$1,602
Depreciation and amortization	$--	$358	$--	$1,709	$2,067
Total assets	$12,852	$86,913	$11,570	$21,978	$133,313

	As of and For the Year Ended December 31, 2005
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$20,766	$176,416	$26,215	$--	$223,397
Segment income (loss) before
from operations	$4,137	$(15,807)	$2,642	$(22,728)	$(31,756)
Fixed asset additions	$--	$--	$--	$1,711	$1,711
Depreciation and amortization	$--	$344	$--	$1,821	$2,165
Total assets	$15,213	$33,002	$5,963	$15,618	$69,796

	As of and For the Year Ended December 31, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$30,133	$141,083	$10,181	$--	$181,397
Segment income (loss) before
from operations	$5,812	$9,944	$(260)	$(17,714)	$(2,218)
Fixed asset additions	$--	$--	$--	$1,469	$1,469
Depreciation and amortization	$--	$139	$--	$1,546	$1,685
Total assets	$13,027	$28,482	$2,985	$17,876	$62,370

Information about the Company’s operations by geographical area is as follows:

	As of and For the Years Ended December 31,
	2004	2005	2006
Revenues:
United States	$177,125	$171,995	$134,907
International	59,536	51,402	46,490
Total revenues	236,661	$223,397	$181,397
Income (loss) from operations:
United States	$(14,893)	$(12,076)	$1,318
International	(720)	(19,680)	(3,536)
Total income from operations	$(15,613)	$(31,756)	$(2,218)
Fixed assets, net:
United States	$2,916	$2,984	$3,093
International	2,113	587	490
Total fixed assets	$5,029	$3,571	$3,583

12.     Related Party Transactions

On July 15, 2003, the Company entered into an agreement with U.S. Capital Investors, Inc. (“USCI”), an entity controlled by Jeffrey S. Deutschman, pursuant to which USCI served as an advisor to the Company with respect to potential mergers and acquisitions through December 31, 2003 (the “2003 Agreement”). On August 23, 2004, the Company entered into another advisory agreement with USCI for services during calendar 2004 (the “2004 Agreement”). Mr. Deutschman currently serves on the Board of Directors of the Company as the representative of the holder of the Company’s Series AA Stock. The Company’s agreements with USCI provided for the payment of a discretionary success fee for completed acquisition transactions in an amount determined by an independent committee of the Board. The 2003 Agreement set forth guidelines for fees payable upon successful completion of an acquisition transaction of $200 for up to $10,000 of consideration, 1.5% of consideration from $10,000 to $25,000 and 1% of consideration over $25,000; provided, however, that the success fee for the first transaction under the agreement had an initial fee guideline of $275 for up to $10,000 of consideration. Notwithstanding the guidelines, the independent committee had absolute discretion in determining the amount, if any, of the success fee for any transaction. The 2004 Agreement did not include success fee guidelines. The USCI agreements provided for the payment of a refundable advance against success fees in the aggregate amount of $275 under the 2003 Agreement and $322 under the 2004 Agreement. The Company believes that these agreements enhanced its ability to analyze and close merger and acquisition transactions in a more cost effective manner than with traditional outside advisory firms. In connection with the acquisition of SCI Promotion, USCI earned a success fee of $275. This success fee is recorded as a transaction cost of the SCI Promotion acquisition. In connection with the February 2004 acquisition of Johnson Grossfield, USCI earned a success fee of $125. This success fee is recorded as a transaction cost of the Johnson Grossfield acquisition. In connection with the acquisition of Megaprint Group in November 2004, USCI earned a success fee of $322. This success fee is recorded as a transaction cost of the Megaprint Group acquisition. The Company did not extend its arrangement with USCI beyond 2004.

13.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Three Months Ended
March 31		June 30	September 30	December 31

2005
Revenues	$57,242	$58,102	$49,810	$58,243
Gross profit	$14,449	$16,885	$14,948	$15,026
Income (loss) from operations	$(600)	$1,247	$(2,640)	$(29,763)	(1)
Net income (loss) available to common stockholders	$(792)	$349	$(1,915)	$(39,014)
Basic income (loss) per share:
Income (loss) per share	$(0.14)	$0.06	$(0.33)	$(6.74)
Weighted average shares outstanding	5,765,938	5,785,202	5,788,042	5,792,517
Diluted income (loss) per share:
Income (loss) per share	$(0.14)	$0.06	$(0.33)	$(6.74)
Weighted average shares outstanding	5,765,938	6,005,326	5,788,042	5,792,517

	Three Months Ended
	March 31	June 30	September 30	December 31

2006
Revenues	$42,686	$40,094	$43,078	$55,539
Gross profit	$10,333	$11,310	$11,547	$10,837
Income (loss) from operations	$(2,105)	$(530)	$409	$8
Net income (loss) available to common stockholders	$(2,463)	$(644)	$219	$248
Basic income (loss) per share:
Income (loss) per share	$(0.42)	$(0.11)	$0.04	$0.04
Weighted average shares outstanding	5,806,203	5,838,785	5,845,788	5,849,186
Diluted income (loss) per share:
Income (loss) per share	$(0.42)	$(0.11)	$0.03	$0.03
Weighted average shares outstanding	5,806,203	5,838,785	8,675,447	8,930,472

(1.) Changes primarily attributable to the impairment charges in the fourth quarter. (See Note 3).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in Accountants

The Company filed a current report on Form 8-K on July 6, 2006, to report a change in the Company’s independent registered public accounting firm from PricewaterhouseCoopers LLP (“PwC”) to Deloitte & Touche LLP (“Deloitte”). There were no disagreements with the accountants.

Disagreements with Accountants on Accounting and Financial Disclosure

Inapplicable

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. As a result of this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 and are designed to provide management with the appropriate information to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION.

Inapplicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers.” Information required by Item 10 of Part III regarding our Directors appears under the caption “ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to our Policy on Business Conduct and to our compliance with Section 16(a) of the 1934 Act is also set forth in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information relating to this item appears under the captions “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION AND RELATED MATTERS” and “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item appears under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the caption “ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item appears under the caption “RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report.

1. Financial Statements:
Page

Report of Independent Registered Public Accounting Firm	31
Report of Independent Registered Public Accounting Firm	32

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2005 and 2006	33
Statements of Operations for the Years Ended December 31, 2004, 2005 and 2006	34
Statements of Stockholders’ Equity and Mandatorily Redeemable Preferred Stock for the Years Ended
December 31, 2004, 2005 and 2006	35
Statements of Comprehensive Loss for the Years Ended December 31, 2004, 2005 and 2006	36
Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006	37
Notes to Consolidated Financial Statements	38

2. Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	66
Schedule II Valuation and Qualifying Accounts	67

Note:	All other supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.

3. Exhibits:

3.1	Certificate of Incorporation. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated July 16, 2004. (2)
3.3	Certificate of Amendment of Certificate of Incorporation dated September 15, 2004. (2)
3.4	Amended and Restated Bylaws. (3)
3.5	Certificate of Designation of Series AA Senior Cumulative Convertible Preferred Stock of the Company, dated December 30, 2004. (4)
3.6	Certificate of Amendment of Certificate of Designation of Series AA Senior Cumulative Convertible Preferred Stock of the Company dated September 2, 2005. (5)
3.7	Certificate of Amendment of Certificate of Designation of Series AA Senior Cumulative Convertible Preferred Stock of the Company dated June 30, 2006. (6)
10.1	Securities Purchase Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (7)
10.2	Registration Rights Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (7)
10.3	Exchange Agreement by and between Crown EMAK Partners, LLC and EMAK Worldwide dated as of December 30, 2004. (4)
10.4	Agreement of Lease dated July 17, 1998 between Miracle Mile, L.L.C. and Equity Marketing, Inc. (8)
10.5	Second Amendment to Office Lease by and between Lexington San Vicente Associates, LLC (successor to Miracle Mile, L.L.C.) and Equity Marketing, Inc. (9)

10.6	Agreement of Lease (18th Floor) effective September 1, 2005 between Wide Harvest Investment Ltd. and Equity Marketing Hong Kong, Ltd. (9)
10.7	Agreement of Lease (19th Floor) effective September 1, 2005 between Wide Harvest Investment Ltd. and Equity Marketing Hong Kong, Ltd. (9)
10.8

Agreement of Lease dated June 30, 1998, as amended August 27, 1998, March 31, 2000 and May 22, 2002 between 303 Wacker Realty L.L.C. and EMAK Worldwide, Inc. (as successor to Promotional Marketing, L.L.C., d/b/a Upshot). (9)

10.9	Loan and Security Agreement by and between Bank of America, N.A. and EMAK Worldwide, Inc. (and its domestic subsidiaries), dated March 29, 2006. (9)
10.10	Form of Director’s and Officer’s Indemnification Agreement. (10)
10.11	Amended and Restated 1996 Stock Option Plan. (11)
10.12	Non-Employee Director Stock Option Plan. (12)
10.13	Amended and Restated 2000 Stock Option Plan. (13)
10.14	2004 Non-Employee Director Stock Incentive Plan. (14)
10.15	2004 Stock Incentive Plan. (14)
10.16	Employment agreement dated as of October 3, 2005 between Equity Marketing, Inc. and Kim H. Thomsen. (15)
10.17	Employment agreement dated as of October 3, 2005 between Equity Marketing, Inc. and Jonathan Banks. (15)
10.18	Employment agreement dated as of November 9, 2005 between the Company and Jim Holbrook. (16)
10.19	Form of Resale Restriction Agreement. (17)
10.20	Exchange and Extension Agreement by and between Crown EMAK Partners, LLC and the Company dated June 30, 2006. (6)
10.20	First Amendment to Loan and Security Agreement dated May 10, 2006. (18)
10.21	Second Amendment to Loan and Security Agreement dated August 11, 2006. (18)
10.22	Third Amendment to Loan and Security Agreement dated November 21, 2006.*
10.23	Fourth Amendment to Loan and Security Agreement dated February 5, 2007.*
21.	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
23.2	Consent of Deloitte & Touche LLP*
31.1	Certification of Principal Executive Officer dated April 2, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Accounting Officer dated April 2, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer dated April 2, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer dated April 2, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------------------

(1)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 17, 2005, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated January 5, 2005, and incorporated herein by reference.

(5)	Previously filed with the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders dated April 28, 2005 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated June 30, 2006, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 11, 2000, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(14)	Previously filed with the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders dated April 26, 2004 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2005, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(*) Filed herewith

(b) Exhibits Required by Item 601 of Regulation S-K

See Item 3. above.

(c) Financial Statement Schedule

See Item 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2007.

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

/s/ James L. Holbrook, Jr.	Chief Executive Officer, Director	April 2, 2007
James L. Holbrook, Jr.	(Principal Executive Officer)

/s/ Roy Dar	Senior Vice President, Controller	April 2, 2007
Roy Dar	(Principal Accounting Officer)

/s/ Stephen P. Robeck	Chairman, Director	April 2, 2007
Stephen P. Robeck

/s/ Howard D. Bland	Director	April 2, 2007
Howard D. Bland

/s/ Jeffrey S. Deutschman	Director	April 2, 2007
Jeffrey S. Deutschman

/s/ Daniel W. O’Connor	Director	April 2, 2007
Daniel W. O’Connor

/s/ Alfred E. Osborne, Jr.	Director	April 2, 2007
Alfred E. Osborne, Jr.

/s/ Charles H. Rivkin	Director	April 2, 2007
Charles H. Rivkin

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors

of EMAK Worldwide, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 30, 2006, except for the restatement discussed in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2005 (not presented herein), as to which the date is August 31, 2006 and except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in segments discussed in Note 11, as to which the date is March 26, 2007, appearing in the 2006 Annual Report to Shareholders of EMAK Worldwide, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, CA

March 30, 2006

EMAK WORLDWIDE, INC.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions Charged to Expenses	Additions Charged to Revenues	Net Deductions		Balance at End of Year

CLASSIFICATION

Year Ended December 31, 2004
Allowances for doubtful accounts receivable and sales returns	$2,143	$48	$1,410	$(1,868)	(A)	$1,733
Inventory reserve	665	499	-	(424)		740
Restructuring reserves	367	56	-	(423)		-
Deferred tax asset valuation allowance	-	223	-	-		223
Year Ended December 31, 2005
Allowances for doubtful accounts receivable and sales returns	$1,733	$180	$1,247	$(1,422)	(A)	$1,738
Inventory reserve	740	1,719	-	(1,568)		891
Restructuring reserves	-	2,952	-	(1,117)		1,835
Deferred tax asset valuation allowance	223	14,390	-	-		14,613
Year Ended December 31, 2006
Allowances for doubtful accounts receivable and sales returns	$1,738	$13	$958	$(1,327)	(A)	$1,382
Inventory reserve	891	437	-	(689)		639
Restructuring reserves	1,835	1,213	-	(2,929)		119
Deferred tax asset valuation allowance	14,613	630	-	-		15,243

(A) Represents product returns, credits applied and accounts receivable written off, net of recoveries.