Form 10-Q
period 2007-03-31
EMAK Worldwide, Inc.
filed 2007-05-15
CIK 911151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Common Stock, $.001 par value, 5,886,229 shares as of May 10, 2007.

EMAK WORLDWIDE, INC.

Index To Quarterly Report on Form 10-Q

Filed with the Securities and Exchange Commission

March 31, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

ASSETS

	December 31,	March 31,
	2006	2007
CURRENT ASSETS:
Cash and cash equivalents	$8,677	$9,189
Restricted cash	1,319	1,333
Accounts receivable (net of allowances of $1,382 and
$1,379 as of December 31, 2006 and March 31, 2007, respectively)	24,327	20,910
Inventories	6,386	7,414
Prepaid expenses and other current assets	3,732	2,374
Total current assets	44,441	41,220
Fixed assets, net	3,583	3,740
Goodwill	13,136	13,141
Other intangibles, net	651	633
Other assets	559	542
Total assets	$62,370	$59,276

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	March 31,
	2006	2007
CURRENT LIABILITIES:
Short-term debt	$--	$--
Accounts payable	20,238	21,269
Accrued liabilities	14,240	12,571
Total current liabilities	34,478	33,840
LONG-TERM LIABILITIES	2,294	2,025
Total liabilities	36,772	35,865

COMMITMENTS AND CONTINGENCIES

Mandatorily redeemable preferred stock, Series AA senior cumulative convertible,
$.001 par value per share, 25,000 issued and outstanding, stated at liquidation
preference of $1,000 per share ($25,000), net of issuance costs	19,041	19,041

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized, 25,000 Series AA issued and outstanding	--	--
Common stock, $.001 par value per share, 25,000,000
shares authorized, 5,851,663 and 5,853,796 shares outstanding
as of December 31, 2006 and March 31, 2007, respectively	--	--
Additional paid-in capital	33,840	34,224
Accumulated deficit	(13,225)	(15,818)
Accumulated other comprehensive income	3,611	3,633
Less--	24,226	22,039
Treasury stock, 3,167,258 shares, at cost, as of
December 31, 2006 and March 31, 2007	(17,669)	(17,669)
Unearned compensation	--	--
Total stockholders' equity	6,557	4,370
Total liabilities, mandatorily redeemable preferred stock and stockholders' equity	$62,370	$59,276

The accompanying notes are an integral part of these

condensed consolidated financial statements.

                EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007
REVENUE:
Revenues from services	$7,095	$5,064
Revenues from tangible products and other revenues	35,591	31,184
TOTAL REVENUE	42,686	36,248
Cost of sales:
Cost of services	4,955	3,526
Cost of tangible goods sold	27,398	24,759
TOTAL COST OF SALES	32,353	28,285
Gross profit	10,333	7,963
OPERATING EXPENSES:
Salaries, wages and benefits	6,855	6,663
Selling, general and administrative	4,977	3,757
Restructuring charge	606	--
Total operating expenses	12,438	10,420
Loss from operations	(2,105)	(2,457)
OTHER INCOME (EXPENSE), net	34	(17)
Loss before provision for income taxes	(2,071)	(2,474)
PROVISION FOR INCOME TAXES	17	119
NET LOSS	(2,088)	(2,593)
PREFERRED STOCK DIVIDENDS	375	--
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,463)	$(2,593)

BASIC LOSS PER SHARE	$(0.42)	$(0.44)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,806,203	5,852,174

DILUTED LOSS PER SHARE	$(0.42)	$(0.44)
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,806,203	5,852,174

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007
NET LOSS	$(2,088)	$(2,593)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	87	18
Unrealized (loss) gain on foreign currency
forward contracts	(57)	4
COMPREHENSIVE LOSS	$(2,058)	$(2,571)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,088)	$(2,593)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	401	357
Provision for doubtful accounts	--	(39)
Gain on asset disposal	--	(1)
Stock-based compensation expense	194	416
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	5,732	3,466
Inventories	3,398	(1,033)
Prepaid expenses and other current assets	(20)	1,358
Other assets	25	18
Accounts payable	(3,322)	1,029
Accrued liabilities	(4,771)	(1,698)
Long-term liabilities	(213)	(269)
Net cash (used in) provided by operating activities	(664)	1,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(469)	(494)
Restricted cash	(1,207)	--
Proceeds from sale of fixed assets	5	1
Payment for purchase of Megaprint Group	(313)	--
Net cash used in investing activities	(1,984)	(493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(375)	--
Net cash used in financing activities	(375)	--
Net increase (decrease) in cash and cash equivalents	(3,023)	518
Effects of exchange rate changes on cash and cash equivalents	44	(6)
CASH AND CASH EQUIVALENTS, beginning of period	6,315	8,677
CASH AND CASH EQUIVALENTS, end of period	$3,336	$9,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest paid	$59	$34
Income taxes refunded, net	$(333)	$(1,276)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (the “Company” or “EMAK”), is a leading global marketing services company. The Company designs and executes marketing programs providing measurable results for its clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotional marketing, event marketing, collaborative marketing, retail design, environmental branding, sweepstakes & games, licensing and package design. EMAK is headquartered in Los Angeles, with operations in Chicago, Frankfurt, London, Paris, Amsterdam and Hong Kong. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the U.S. dollar.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Net Income Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Net income (loss) available to common stockholders represents reported net income (loss) less preferred stock dividend requirements.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and the assumed conversion of preferred stock have an anti-dilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the three months ended March 31, 2006 and 2007. Options and warrants to purchase 2,509,803 and 1,963,736 shares of common stock, $.001 par value per share (the “Common Stock”), as of March 31, 2006 and 2007, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended March 31, 2006, preferred stock convertible into 1,694,915 shares of Common Stock was excluded in the computation of diluted EPS as they would have been anti-dilutive. For the three months ended March 31, 2007, preferred stock convertible into 2,777,778 shares of Common Stock was excluded from the computation of diluted EPS as they would have been anti-dilutive. Excluded from the computation of diluted EPS are restricted stock units of 230,461 and 141,001 units for the three months ended March 31, 2006 and 2007, respectively, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share.”

	For the Three Months Ended March 31,
	2006			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to
common stockholders	$(2,463)	5,806,203	$(0.42)	$(2,593)	5,852,174	$(0.44)
Effect of dilutive securities:
Options and warrants	--	--		--	--
Convertbile preferred stock		--			--
Restricted stock units	--	--		--	--
Dilutive EPS:
Loss available to
common stockholders	$(2,463)	5,806,203	$(0.42)	$(2,593)	5,852,174	$(0.44)

Restricted Cash

During the first quarter of 2006, the Company’s Logistix (U.K.) subsidiary entered into an agreement with Hong Kong Shanghai Bank Corp. (“HSBC”), under which HSBC issued a guarantee of up to 1,000 EURO (approx $1,333) to one of Logistix’s vendors in exchange for the deposit of the same amount into an interest bearing restricted cash account with HSBC. Logistix (U.K.) does not have access to the cash until the guarantee expires in the first half of 2007. The guarantee from HSBC enabled Logistix (U.K.) to secure more favorable payment terms from a new vendor supplying significant quantities of goods.

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

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the related promotional program (which is typically less than six months) products and deferred costs on service contracts for which revenue has been deferred and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2006 and March 31, 2007, inventories consisted of the following:

	December 31,	March 31,
	2006	2007
Production-in-process	$1,171	$1,758
Finished goods	5,215	5,656
Total inventories	$6,386	$7,414

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction gains (losses) included in net loss for the three months ended March 31, 2006 and 2007 were $41 and $(19), respectively.

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

The Company’s Logistix (U.K.) subsidiary entered into foreign currency forward contracts aggregating 993 GBP to sell Euros in exchange for British pounds and United States dollars and to sell British pounds in exchange for United States dollars. The contracts will expire by August 2007. At March 31, 2007, the foreign currency forward contracts had an estimated fair value of (9) GBP. The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2007. The unrealized loss on the contracts is reflected in accumulated other comprehensive income.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company’s effective tax rate differs from the federal statutory rate primarily due to losses sustained for which no tax benefit has been recognized.

As of January 1, 2007, the Company had a valuation allowance equal to its total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $15,243. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2005. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Goodwill and Other Intangibles

The change in the carrying amount of goodwill from $13,136 as of December 31, 2006 to $13,141 as of March 31, 2007 reflects an increase due to a $5 foreign currency translation adjustment. $8,245 of the goodwill balance relates to the Agency Services segment and $4,896 relates to the Promotional Products segment.

The change in the carrying amount of identifiable intangibles from $651 as of December 31, 2006 to $633 as of March 31, 2007 reflects: a decrease of $19 for amortization expense and an increase due to a foreign currency translation adjustment of $1. The identifiable intangibles are subject to amortization and are reflected as other intangibles in the condensed consolidated balance sheets.

On March 31, 2006, the Company released 180 GBP ($313) to the former shareholders of Megaprint Group Limited (acquired November 10, 2004) related to a purchase price holdback under the terms of the Stock Purchase Agreement between the Company and Megaprint Group Limited. The holdback was recorded as an accrued liability as of the acquisition date.

Recent Accounting Pronouncements

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The adoption of this Interpretation did not have an impact on the Company’s financial position and results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its results of operations or financial position.

NOTE 3 — SHORT-TERM DEBT

On March 29, 2006, the Company entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The Facility does not permit the payment of dividends on Series AA Preferred Stock for 2006. As of December 31, 2006 and March 31, 2007, the marginal interest rate on available borrowings under the Facility was 9.0%. As of March 31, 2007, the Company was in compliance with the restrictions and covenants. As of March 31, 2007, $0 was outstanding under the Facility.

Letters of credit outstanding under the Company’s prior credit facility and the Facility as of December 31, 2006 and March 31, 2007 totaled $310.

NOTE 4 – RESTRUCTURING AND MINIMUM ROYALTY GUARANTEE SHORTFALLS

In 2004, the Company finalized a decision to pursue the wind-down of a substantial majority of its Consumer Products business. The Company ‘s determination was to significantly scale back this business during 2005 while exiting a substantial majority of the business permanently as soon as is feasible. As a result of the wind-down, in the fourth quarter of 2004, the Company recorded a pre-tax charge of $7,722 relating to minimum royalty guarantee shortfalls on several Consumer Products licenses. This charge was determined based on contractual commitments as of December 31, 2004 and reflected our decision not to fully exploit these licenses. Approximately $3,000 of this pre-tax charge was non-cash for write-offs of long-term royalty advances. The charge was recorded as minimum royalty guarantee shortfalls in the consolidated statement of operations for the year ended December 31, 2004.

On May 18, 2005, the Company reached a settlement with one of its licensors affecting several licenses. Under the terms of the settlement, the Company agreed to forgo our rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. The Company retained product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees was reduced by approximately $4,000. The Company paid the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded our initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed during 2005. In 2006, the Company reached a settlement with a different licensor which resulted in a reversal of $88. These reversals were recorded as minimum royalty guarantee shortfall gains in the consolidated statements of operations for the year ended December 31, 2005 and 2006.

In 2005, in connection with the Consumer Products wind-down, the Company incurred a charge for one-time employee termination benefits and other costs totaling approximately $746. In 2006, the Company recorded an additional charge of $38 for employee termination costs. The entire amount is attributable to the Consumer Products segment.

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

In 2005, the Company eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs totaling $568. In 2006, the Company recorded an additional charge of $17 for employee termination costs. The entire amount is attributable to the Promotional Products segment.

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

In 2006, in connection with its decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, the Company made a decision to eliminate two senior management positions. The Company recorded a charge for one-time employee termination benefits and other costs totaling $283. The entire amount is attributable to the Promotional Products segment.

In 2006, the Company made a decision to reorganize its Hong Kong office to better align our operations with the current business needs. As a result, the Company recorded a charge of $94 for one-time termination benefits associated with staff reductions in the Company’s Hong Kong office.

The following table summarizes activity in the Company’s restructuring reserve.

	Pop Rocket	Centralized Corporate	Logistix (U.K.)	SCI Promotion	Logistix Consolidation	Hong Kong	Total

Original charge	$746	$622	$568	$640	$-	$-	$2,576
Utilization in 2005	(513)	(261)	(137)	(110)	-	-	(1,021)

Reserve at December 31, 2005	233	361	431	530	-	-	1,555
Additional charge	-	165	78	363	-	-	606
Utilization	(164)	(235)	(4)	(306)	-	-	(709)

Reserve at March 31, 2006	69	291	505	587	-	-	1,452
Additional charge	51	-	6	426	283	-	766
Utilization	(83)	(155)	(318)	(589)	(37)	-	(1,182)

Reserve at June 30, 2006	37	136	193	424	246	-	1,036
Partial reversal of previously recorded one-time employee termination benefits and other related costs	(13)	(107)	(31)	(5)	-	-	(156)
Additional charge	-	-	-	-	-	94	94
Utilization	(24)	(29)	(40)	(236)	(134)	(94)	(557)

Reserve at September 30, 2006	-	-	122	183	112	-	417
Partial reversal of previously recorded one-time employee termination benefits and other related costs	-	-	(36)	(61)	-	-	(97)
Utilization	-	-	(65)	(113)	(90)	-	(268)

Reserve at December 31, 2006	-	-	21	9	22	-	52
Utilization	-	-	(21)	(6)	-	-	(27)

Reserve at March 31, 2007	$-	$-	$-	$3	$22	$-	$25

NOTE 5 -- SEGMENTS

The Company has identified three reportable segments through which it conducts its operations: Agency Services, Promotional Products and Consumer Products. This reflects the structure and format of internal management reports provided to the chief operating decision maker. The factors for determining the reportable segments were based on the distinct nature of their operations. Each segment is responsible for executing a unique business strategy. The Agency Services segment provides various services such as strategic planning and research, entertainment marketing, promotion, event marketing, collaborative marketing, retail design, and environmental branding. The Agency Services segment is a service-based business whose revenues are derived either from fees for hours worked or from fixed price retainer contracts. The Promotional Products segment designs and contracts for the manufacture of promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional Products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are often based. The Promotional Products segment manufactures product to order and derives its revenues primarily from the sale of such product to its clients. The Consumer Products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

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

The primary measure of segment profit or loss reviewed by the chief operating decision maker is segment income (loss) from operations.

Industry Segments

	As of and For the Three Months Ended March 31, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$8,295	$31,886	$2,505	$--	$42,686
Segment income (loss)
from operations	$1,276	$1,507	$(26)	$(4,862)	$(2,105)
Fixed asset additions	$--	$--	$--	$469	$469
Depreciation and amortization	$--	$29	$--	$372	$401
Total assets	$14,328	$27,522	$3,261	$13,958	$59,069

	As of and For the Three Months Ended March 31, 2007
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$6,559	$27,921	$1,768	$--	$36,248
Segment income (loss)
from operations	$654	$730	$468	$(4,309)	$(2,457)
Fixed asset additions	$--	$--	$--	$494	$494
Depreciation and amortization	$--	$18	$--	$339	$357
Total assets	$13,408	$26,471	$2,214	$17,183	$59,276

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2007 are as follows:

Year

2007 (remainder of)	$3,103
2008	3,981
2009	3,795
2010	665
2011	546
Thereafter	1,112
Total	$13,202

Aggregate rental expenses for operating leases were $824 and $782 for the three months ended March 31, 2006 and 2007, respectively.

Guaranteed Royalties

For the three months ended March 31, 2006 and 2007, the Company incurred $276 and $265, respectively, in royalty expense. As of March 31, 2007, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2007 (remainder of)	$130
2008	280
Total	$410

NOTE 7—STOCK BASED COMPENSATION

The Company has three stock compensation plans, which are more fully described in Note 8 to the Consolidated Financial Statements in its 2006 Annual Report on Form 10-K. Under the plans, the Company has the ability to grant stock options, restricted stock, restricted stock units (“RSUs”), stock bonuses, stock appreciation rights or performance units. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of three or four years from the date of grant. Stock options are granted with exercise prices at or above the fair market value of the Company’s common stock on the date of grant.

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

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $0 during the three months ended March 31, 2006 and 2007. Excess tax benefits reflected as an operating cash inflow totaled $0 during the three months ended March 31, 2006 and 2007.

The Company recognized no compensation expense for stock options during the three months ended March 31, 2006 and 2007. No options were granted during the three months ended March 31, 2006 and 2007.

Stock Options

The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans during the three months ended March 31, 2007:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,047,070	$12.21
Granted	--	--
Exercised	--	--
Forfeited	--	--
Cancelled	(80,200)	13.76

Outstanding at March 31, 2007	966,870	$12.09	5.4	$--

Exercisable at March 31, 2007	966,870	$12.09	5.4	$--

The intrinsic value of stock options is the difference between the current market value and the exercise price. No options were exercised during the three months ended March 31, 2007.

Restricted Stock and Restricted Stock Units

The aggregate fair market value of the Company’s restricted stock and RSU grants is being amortized to compensation expense over the vesting period (typically 3 or 4 years). Compensation expense recognized related to grants of restricted stock and RSU’s to certain employees and non-employee Board members was $194 and $416 for the three months ended March 31, 2006 and 2007, respectively. As of March 31, 2007, there was $3,680 of unrecognized compensation cost related to unvested restricted stock and RSUs. This cost is expected to be recognized over a weighted average of 2.3 years.

The following table summarizes the number and weighted average grant date fair value of the Company’s unvested restricted stock and RSUs as of March 31, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2007	516,640	$7.01
Granted	36,842	5.28
Vested	(20,330)	6.70
Forfeited	-	-
Unvested at March 31, 2007	533,152	$6.90

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

Organization and Business

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries, is a leading global marketing services company. We design and execute marketing programs providing measurable results for our clients. EMAK has expertise in the areas of: strategic planning and research, entertainment marketing, design and manufacturing of custom promotional products, promotional marketing, event marketing, collaborative marketing, retail design, environmental branding, sweepstakes & games, licensing and package design. EMAK is headquartered in Los Angeles, with operations in Chicago, Frankfurt, London, Paris, Amsterdam and Hong Kong. The Company primarily sells to customers in the United States and Europe.

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

Our Logistix agency is an insight driven marketing services agency specializing in product-based solutions. Logistix operates in our Promotional Products, Agency Services and Consumer Products segments.

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

Overview

Revenues for the first quarter of 2007 decreased 15.1% or $6,438 to $36,248 as compared to $42,686 recorded in the prior year. This resulted in a net loss of $2,593 in the current year quarter compared to a net loss of $2,088 in the first quarter of 2006. This decrease in revenues is primarily due to the timing of our largest client’s promotional programs and their associated creative fees.

We expect to capture additional Promotional Products revenues in future quarters. We recently finalized our agreement with our largest client and retained our role as the primary creative and manufacturing agency of record for both domestic and international programs awarded through September 2008 (which will ship through approximately September 2009).

Our efforts to streamline the organization’s cost structure continue to have a visible impact as operating expenses in the first quarter of 2007 are significantly lower than in the first quarter of 2006. Our operating expenses were $2,018 lower than in the first quarter of 2006 (a decrease of 16.2%). We have streamlined the organization and established a more efficient operating structure that can be leveraged to support profitable growth. As we continue our rebuilding efforts in 2007, we are building a healthier new business pipeline, with all of our agencies working to grow with existing clients and forging new client relationships as well.

With modest revenue growth and as a result of the significantly reduced cost structure, we expect to return to profitability this year and to be poised for further improvements in 2008 and beyond.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months Ended
	March 31,
	2006	2007
Revenues	100.0%	100.0%
Cost of sales	75.8	78.0
Gross profit	24.2	22.0
Operating expenses:
Salaries, wages and benefits	16.1	18.4
Selling, general and administrative	11.6	10.3
Restructuring charge	1.4	-
Total operating expenses	29.1	28.7
Loss from operations	(4.9)	(6.7)
Other income (expense), net	-	(0.1)
Loss before provision for income taxes	(4.9)	(6.8)
Provision for income taxes	-	0.4
Net loss	(4.9)%	(7.2)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 (In Thousands):

Revenues

Revenues for the three months ended March 31, 2007 decreased $6,438, or 15.1%, to $36,248 from $42,686 in the comparable period in 2006. Promotional Products revenues decreased $3,965, or 12.4%, to $27,921 primarily as a result of lower revenues at our Equity Marketing agency due to a reduction in unit volumes for promotional programs from its largest client. Net foreign currency translation had a favorable impact to revenues of approximately $1,093 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues decreased $1,736, or 20.9%, to $6,559. The decrease is attributable to a lower level of billings for direct outside costs, and to lower revenues at our Logistix (U.K.) business as a result of a large program in 2006 that was not repeated in 2007. This decrease was partially offset by an increase attributable to higher levels of retainer revenues for other existing clients.

Our Consumer Products segment revenues decreased $737, or 29.4%, to $1,768. The decrease is primarily attributable to the wind-down of the non-core business. For the three months ended March 31, 2007, the only remaining license agreement after the wind-down was for Crayola® product. Our first quarter 2006 Consumer Product revenues were primarily comprised of Crayola®, Baby Einstein™ and JoJo’s Circus™ product.

Cost of sales and gross profit

Cost of sales decreased $4,068 to $28,285 (78.0% of revenues) for the three months ended March 31, 2007 from $32,353 (75.8% of revenues) in the comparable period in 2006 primarily due to lower sales volume in 2007.

Our gross margin percentage decreased to 22.0% for the three months ended March 31, 2007 from 24.2% in the comparable period for 2006.

The gross profit percentage for our Promotional Products segment for the three months ended March 31, 2007 decreased to 19.7% compared to 23.9% for the comparable period in 2006. This decrease is attributable to the deferral of high margin creative fees due to the timing of certain promotional programs and the impact of a large low-margin promotional program for a European client.

The gross profit percentage for our Agency Services segment for the three months ended March 31, 2007 increased to 27.5% compared to 24.5% for the comparable period in 2006. This increase is primarily attributable to a lower level of direct outside cost as compared to the same period last year. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment for the three months ended March 31, 2007 increased to 37.4% compared to 27.5% for the comparable period in 2006. This increase in the margin is attributable to a better sales mix of Crayola product and fewer close-out sales of older product lines as compared to the same period last year.

Salaries, wages and benefits

Salaries, wages and benefits decreased $192, or 2.8%, to $6,663 (18.4% of revenues) for the three months ended March 31, 2007 from $6,855 (16.1% of revenues) in the comparable period for 2006. This decrease was primarily attributable to a reduction in personnel as a result of restructuring initiatives designed to streamline operations. This decrease was partially offset by an increase in expense for restricted stock units.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1,220, or 24.5%, to $3,757 (10.4% of revenues) for the three months ended March 31, 2007 from $4,977 (11.7% of revenues) in the comparable period for 2006. The decrease is attributable to a reduction in commissions, advertising, freight out and third party warehousing expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease is also attributable to lower insurance expense and occupancy costs resulting from the termination of an office and warehouse lease in Ontario, California.

Restructuring charge

We recorded a restructuring charge of $606 (1.4% of revenues) for the three months ended March 31, 2006. This charge represents severance expenses and other termination costs related to the reorganization of the SCI Promotions agency and the elimination of a centralized management position. See “Restructuring and Minimum Royalty Guarantee Shortfalls” below.

Other income (expense)

Other income (expense) decreased $51 to $(17) for the three months ended March 31, 2007 from $34 in the comparable period for 2006. The decrease is primarily due to foreign currency losses as a result of the strengthening of the British pound relative to the U.S. dollar. This decrease was partially offset by an increase in interest income as compared to interest expense the same period in 2006.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2007 was (4.8)% compared to (0.8)% for the same period in 2006. In 2006 and 2007, we recorded a tax provision for our Asia-based operations and recognized no tax provision from our operations in the United States and the United Kingdom due to our valuation allowance.

Net loss

Net loss increased $505 to $(2,593) (7.2% of revenues) in 2007 from $(2,088) ((4.9)% of revenues) in 2006 primarily due to a decrease in gross profit earned on lower revenues in 2007. This decrease was partially offset by a reduction in salaries, wages and benefits and selling, general and administrative expenses as well as a restructuring charge recorded in 2006.

Financial Condition and Liquidity

At March 31, 2007, cash and cash equivalents were $9,189, compared to $8,677 as of December 31, 2006. At March 31, 2007, restricted cash was $1,333, compared to $1,319 as of December 31, 2006. The increase in cash and cash equivalents was attributable to cash flows provided by operating activities.

As of March 31, 2007, working capital was $7,380 compared to $9,963 at December 31, 2006. Cash provided by operations for the three months ended March 31, 2007 was $1,011 compared to cash used in operations of $664 in the prior year period. Cash flows provided by operations in the three months ended March 31, 2007 were primarily attributable to collections of receivables. Cash flows used in investing activities for the three months ended March 31, 2007 were $493 compared to $1,984 in the prior year. This decrease is primarily the result of restricted cash used to fund a bank guarantee to a new vendor of our Logistix (U.K.) subsidiary in 2006. Cash flows from financing activities for the three months ended March 31, 2007 were zero compared to cash used of $375 in the prior year for the payment of preferred stock dividends for the three months ended March 31, 2006. The reduction in cash used in financing activities is due to the elimination of preferred stock dividends effective April 1, 2006 (see “Preferred Stock” below).

As of March 31, 2007, our net accounts receivable decreased $3,417 to $20,910 from $24,327 at December 31, 2006. The decrease was due to the seasonal nature of our business, as the fourth quarter tends to be the highest volume quarter of the year resulting in our highest accounts receivable levels each year.

As of March 31, 2007, inventories increased $1,028 to $7,414 from $6,386 at December 31, 2006. This increase is attributable to the timing of shipments of products in the Promotional Products segment related to second quarter 2007 programs. Consumer Products inventories represent 23.6% and 18.3% of total inventories as of December 31, 2006 and March 31, 2007, respectively. Promotional product inventory used in Promotional Products generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of March 31, 2007, accounts payable increased $1,031 to $21,269 from $20,238 at December 31, 2006. This increase is attributable to liabilities related to second quarter 2007 promotional programs.

As of March 31, 2007, accrued liabilities decreased $1,669 to $12,571 from $14,240 at December 31, 2006. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies on behalf of a Promotional Products customer for a large program that occurred in the fourth quarter of 2006.

As of the date hereof, we believe that cash from operations, cash on hand at March 31, 2007 and our credit facility will be sufficient to fund our working capital needs for the next twelve months and for the foreseeable future. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of March 31, 2007 are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$3,103	$3,981	$3,795	$665	$546	$1,112	$13,202
Guaranteed Royalties	130	280	--	--	--	--	410
Employment Agreements	2,352	356	--	--	--	--	2,708
Total	$5,585	$4,617	$3,795	$665	$546	$1,112	$16,320

We had no material commitments for capital expenditures at March 31, 2007. Letters of credit outstanding as of December 31, 2006 and March 31, 2007 totaled $310.

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

On May 18, 2005, we reached a settlement with one of our licensors affecting several licenses. Under the terms of the settlement, we agreed to forgo our rights to certain licensed properties for 2006 and 2007 in exchange for a reduction in the overall royalty guarantees. We retained product distribution rights under the licenses for 2005. As a result of this settlement, our overall commitment for royalty guarantees was reduced by approximately $4,000. We paid the licensor a total of $1,800 through March 31, 2006. As a result of this settlement and higher than expected Scooby-Doo™ revenues that exceeded our initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed during 2005. In 2006, we reached a settlement with a different licensor which resulted in a reversal of $88. These reversals were recorded as minimum royalty guarantee shortfall gains in the consolidated statements of operations for the year ended December 31, 2005 and 2006.

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

In 2005, we eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs totaling $568. In 2006, we recorded an additional charge of $17 for employee termination costs. The entire amount is attributable to the Promotional Products segment.

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

The following table summarizes activity in our restructuring reserve.

	Pop Rocket	Centralized Corporate	Logistix (U.K.)	SCI Promotion	Logistix Consolidation	Hong Kong	Total

Original charge	$746	$622	$568	$640	$-	$-	$2,576
Utilization in 2005	(513)	(261)	(137)	(110)	-	-	(1,021)

Reserve at December 31, 2005	233	361	431	530	-	-	1,555
Additional charge	-	165	78	363	-	-	606
Utilization	(164)	(235)	(4)	(306)	-	-	(709)

Reserve at March 31, 2006	69	291	505	587	-	-	1,452
Additional charge	51	-	6	426	283	-	766
Utilization	(83)	(155)	(318)	(589)	(37)	-	(1,182)

Reserve at June 30, 2006	37	136	193	424	246	-	1,036
Partial reversal of previously recorded one-time employee termination benefits and other related costs	(13)	(107)	(31)	(5)	-	-	(156)
Additional charge	-	-	-	-	-	94	94
Utilization	(24)	(29)	(40)	(236)	(134)	(94)	(557)

Reserve at September 30, 2006	-	-	122	183	112	-	417
Partial reversal of previously recorded one-time employee termination benefits and other related costs	-	-	(36)	(61)	-	-	(97)
Utilization	-	-	(65)	(113)	(90)	-	(268)

Reserve at December 31, 2006	-	-	21	9	22	-	52
Utilization	-	-	(21)	(6)	-	-	(27)

Reserve at March 31, 2007	$-	$-	$-	$3	$22	$-	$25

Credit Facilities

On March 29, 2006, we entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of our assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. We are also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. The Facility does not permit the payment of dividends on Series AA Preferred Stock in 2006. As of December 31, 2006 and March 31, 2007, the marginal interest rate on available borrowings under the Facility was 9.0%, respectively. As of March 31, 2007, we were in compliance with the restrictions and covenants. As of March 31, 2007, zero was outstanding under the Facility.

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

Recent Accounting Pronouncements

In January 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The adoption of this Interpretation did not have an impact on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006. Our exposure to market risks has not changed materially since December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2007.

The Company continues to implement a conversion to new and upgraded financial and human resources information technology systems that is expected to be completed in 2008. The Company has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, as defined in Rule 13a-15(f) promulgated under the Exchange Act, the Company’s internal control over financial reporting. The Company has not made any material changes to its internal control over financial reporting or in other factors that could materially affect these controls subsequent to March 31, 2007.

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

EMAK Worldwide, Inc.

Date	May 15, 2007	/s/ Roy Dar
Roy Dar Senior Vice President, Controller (Principal Accounting Officer)