Form 10-Q
period 2007-06-30
EMAK Worldwide, Inc.
filed 2007-08-14
CIK 911151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Common Stock, $.001 par value, 5,886,229 shares as of August 10, 2007.

EMAK WORLDWIDE, INC.

Index To Quarterly Report on Form 10-Q

Filed with the Securities and Exchange Commission

June 30, 2007

			Page
Part I.	Financial Information

	Item 1.	Financial Statements	3

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	29
Part II.	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders	30

	Item 6.	Exhibits	30

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

ASSETS

	December 31,	June 30,
	2006	2007
CURRENT ASSETS:
Cash and cash equivalents	$8,677	$2,998
Restricted cash	1,319	1,347
Accounts receivable (net of allowances of $1,382 and
$812 as of December 31, 2006 and June 30, 2007, respectively)	24,327	18,530
Inventories	6,386	7,189
Prepaid expenses and other current assets	3,732	2,488
Total current assets	44,441	32,552
Fixed assets, net	3,583	3,822
Goodwill	13,136	13,190
Other intangibles, net	651	627
Other assets	559	425
Total assets	$62,370	$50,616

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2006	2007
CURRENT LIABILITIES:
Short-term debt	$--	$--
Accounts payable	20,238	14,770
Accrued liabilities	14,240	11,864
Total current liabilities	34,478	26,634
LONG-TERM LIABILITIES	2,294	1,861
Total liabilities	36,772	28,495

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK
Series AA senior cumulative convertible, $.001 par value per share,
25,000 issued and outstanding, stated at liquidation
preference of $1,000 per share ($25,000), net of issuance costs
and excess of Preferred Stock warrant redemption	19,041	19,041

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized, 25,000 Series AA issued and outstanding	--	--
Common stock, $.001 par value per share, 25,000,000
shares authorized, 5,851,663 and 5,886,229 shares outstanding
as of December 31, 2006 and June 30, 2007, respectively	--	--
Additional paid-in capital	33,840	34,620
Accumulated deficit	(13,225)	(17,637)
Accumulated other comprehensive income	3,611	3,766
Less--	24,226	20,749
Treasury stock, 3,167,258 shares, at cost, as of
December 31, 2006 and June 30, 2007	(17,669)	(17,669)
Total stockholders' equity	6,557	3,080
Total liabilities, mandatorily redeemable preferred stock and stockholders' equity	$62,370	$50,616

The accompanying notes are an integral part of these

condensed consolidated financial statements.

                EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2006	2007	2006	2007
REVENUE:
Revenues from services	$6,417	$6,810	$13,512	$11,874
Revenues from tangible products and other revenues	33,677	32,729	69,268	63,913
TOTAL REVENUE	40,094	39,539	82,780	75,787
Cost of sales:
Cost of services	3,002	3,296	7,957	6,822
Cost of tangible goods sold	25,870	26,022	53,268	50,781
TOTAL COST OF SALES	28,872	29,318	61,225	57,603
Minimum royalty guarantee shortfall gain	(88)	--	(88)	--
Gross profit	11,310	10,221	21,643	18,184
OPERATING EXPENSES:
Salaries, wages and benefits	6,587	6,871	13,442	13,534
Selling, general and administrative	4,487	5,106	9,464	8,863
Restructuring charge	766	--	1,372	--
Total operating expenses	11,840	11,977	24,278	22,397
Loss from operations	(530)	(1,756)	(2,635)	(4,213)
OTHER INCOME (EXPENSE), net	(83)	14	(49)	(3)
Loss before provision for income taxes	(613)	(1,742)	(2,684)	(4,216)
PROVISION FOR INCOME TAXES	31	77	48	196
NET LOSS	(644)	(1,819)	(2,732)	(4,412)
PREFERRED STOCK DIVIDENDS	--	--	375	--
NET LOSS AVAILABLE TO COMMON
STOCKHOLDERS	$(644)	$(1,819)	$(3,107)	$(4,412)

BASIC LOSS PER SHARE	$(0.11)	$(0.31)	$(0.53)	$(0.75)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,838,785	5,875,991	5,822,494	5,864,082

DILUTED LOSS PER SHARE	$(0.11)	$(0.31)	$(0.53)	$(0.75)
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,838,785	5,875,991	5,822,494	5,864,082

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2006	2007	2006	2007

NET LOSS	$(644)	$(1,819)	$(2,732)	$(4,412)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(298)	116	385	134
Unrealized gain (loss) on foreign currency
forward contracts	9	17	(66)	21
COMPREHENSIVE LOSS	$(933)	$(1,686)	$(2,413)	$(4,257)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,732)	$(4,412)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	840	766
Benefit for doubtful accounts	(12)	(39)
Gain on asset disposal	(5)	(1)
Stock-based compensation expense	449	810
Minimum royalty guarantee shortfall gain	(88)	--
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	6,032	5,937
Inventories	1,429	(781)
Prepaid expenses and other current assets	100	1,260
Other assets	27	139
Accounts payable	(2,294)	(5,551)
Accrued liabilities	(6,336)	(2,458)
Long-term liabilities	(213)	(441)
Net cash used in operating activities	(2,803)	(4,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,046)	(957)
Proceeds from sale of fixed assets	10	1
Restricted cash	(1,207)	--
Payment for purchase of Megaprint Group	(313)	--
Net cash used in investing activities	(2,556)	(956)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(375)	--
Transaction costs paid in connection with the modification of preferred stock and warrants	(79)	--
Borrowings under line of credit	12,599	--
Repayment under line of credit	(11,178)	--
Net cash provided by financing activities	967	-
Net decrease in cash and cash equivalents	(4,392)	(5,727)
Effects of exchange rate changes on cash and cash equivalents	128	48
CASH AND CASH EQUIVALENTS, beginning of period	6,315	8,677
CASH AND CASH EQUIVALENTS, end of period	$2,051	$2,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$105	$73
Income tax refunds, net	$(407)	$(1,272)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (the “Company” or “EMAK”), is the parent company of a family of marketing services agencies including Equity Marketing, Logistix and Upshot. Its agencies are experts in “consumer activation” by offering strategy-based marketing programs that directly impact consumer behavior. The agencies provide strategic planning and research, consumer insight development, entertainment marketing, design and manufacturing of custom promotional products, kids marketing, event marketing, shopper marketing and environmental branding. EMAK is headquartered in Los Angeles, with offices in Chicago, Amsterdam, Frankfurt, London, Paris and Hong Kong. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the U.S. dollar.

The Company is focused on a return to meaningful profitability in 2008 and is deeply engaged in a comprehensive review of its business to assure not only that its operating expenses are aligned with revenues, but also that its client-by-client and program-by-program revenue models meet minimum profitability standards. As part of this review, the Company recently initiated a “Lean” enterprise process improvement program, which is designed to streamline its operations. The Company anticipates this business review will result in near-term changes to our structure and operating model as the Company addresses changes in its level of business.

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and the assumed conversion of preferred stock have an anti-dilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the three and six months ended June 30, 2006 and 2007. Options and warrants to purchase 2,382,586 and 1,908,536 shares of common stock, $.001 par value per share (the “Common Stock”), as of June 30, 2006 and 2007, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three and six months ended June 30, 2006 and 2007, preferred stock convertible into 2,777,777 shares of Common Stock was excluded in the computation of diluted EPS as they would have been anti-dilutive. Excluded from the computation of diluted EPS are restricted stock units of 228,947 and 112,383 units for the three months ended June 30, 2006 and 2007, respectively, as they would have been anti-dilutive. Excluded from the computation of diluted EPS are restricted stock units of 210,197 and 126,866 units for the six months ended June 30, 2006 and 2007, respectively, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share.”

	For the Three Months Ended June 30,
	2006			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to
common stockholders	$(644)	5,838,785	$(0.11)	$(1,819)	5,875,991	$(0.31)
Effect of dilutive securities:
Options and warrants	--	--		--	--
Restricted stock units	--	--		--	--
Dilutive EPS:
Loss available to common
stockholders	$(644)	5,838,785	$(0.11)	$(1,819)	5,875,991	$(0.31)

	For the Six Months Ended June 30,
	2006			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to
common stockholders	$(3,107)	5,822,494	$(0.53)	$(4,412)	5,864,082	$(0.75)
Effect of dilutive securities:
Options and warrants	--	--		--	--
Restricted stock units	--	--		--	--
Dilutive EPS:
Loss available to common
stockholders	$(3,107)	5,822,494	$(0.53)	$(4,412)	5,864,082	$(0.75)

Restricted Cash

During the first quarter of 2006, the Company’s Logistix (U.K.) subsidiary entered into an agreement with Hong Kong Shanghai Bank Corp. (“HSBC”), under which HSBC issued a guarantee of up to 1,000 EURO (approx $1,347) to one of Logistix’s vendors in exchange for the deposit of the same amount into an interest bearing restricted cash account with HSBC. Logistix (U.K.) does not have access to the cash until the guarantee is released by the end of the third quarter of 2007. The guarantee from HSBC enabled Logistix (U.K.) to secure more favorable payment terms from a new vendor supplying significant quantities of goods.

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

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the related promotional program (which is typically less than six months) and deferred costs on service contracts for which revenue has been deferred and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2006 and June 30, 2007, inventories consisted of the following:

	December 31,	June 30,
	2006	2007
Production-in-process	$1,171	$2,174
Finished goods	5,215	5,015
Total inventories	$6,386	$7,189

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction losses included in net loss for the three months ended June 30, 2006 and 2007 were $54 and $60, respectively. Transaction losses included in net loss for the six months ended June 30, 2006 and 2007 were $13 and $79, respectively.

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

The Company’s Logistix (U.K.) subsidiary entered into a foreign currency forward contract aggregating 79 GBP to sell Euros in exchange for British pounds. The contract will expire August 13, 2007. At June 30, 2007, the foreign currency forward contract had an estimated fair value of (0) GBP. The fair value of the foreign currency forward contract is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2007. The unrealized loss on the contract is reflected in accumulated other comprehensive income.

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

On January 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

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

Goodwill and Other Intangibles

The change in the carrying amount of goodwill from $13,136 as of December 31, 2006 to $13,190 as of June 30, 2007 reflects an increase due to a $54 foreign currency translation adjustment. $8,245 of the goodwill balance relates to the Agency Services segment and $4,945 relates to the Promotional Products segment.

The change in the carrying amount of identifiable intangibles from $651 as of December 31, 2006 to $627 as of June 30, 2007 reflects: a decrease of $39 for amortization expense and an increase due to a foreign currency translation adjustment of $15. The identifiable intangibles are subject to amortization and are reflected as other intangibles in the condensed consolidated balance sheets.

On March 31, 2006, the Company released 180 GBP ($313) to the former shareholders of Megaprint Group Limited (acquired November 10, 2004) related to a purchase price holdback under the terms of the Stock Purchase Agreement between the Company and Megaprint Group Limited. The holdback was recorded as an accrued liability as of the acquisition date.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its results of operations or financial position.

NOTE 3 — SHORT-TERM DEBT

On March 29, 2006, the Company entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Borrowing availability is determined on a weekly basis and fluctuates primarily with the levels of eligible accounts receivable which vary based on the timing of promotional programs.  For the six months ended June 30, 2007, borrowing availability has ranged from $4,311 to $11,268. During this same period, there were no borrowings under the Facility. The Facility was used to issue letters of credit.

Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. As of December 31, 2006 and June 30, 2007, the marginal interest rate on available borrowings under the Facility was 9.0%. As of June 30, 2007, the Company was in compliance with the restrictions and covenants.

As of June 30, 2007, zero was outstanding under the Facility. Letters of credit outstanding under the Facility as of December 31, 2006 and June 30, 2007 totaled $310 and $3,010, respectively.

NOTE 4 – RESTRUCTURING AND MINIMUM ROYALTY GUARANTEE SHORTFALLS

As a result of the wind-down of a substantial majority of its Consumer Products business, in 2004 the Company recorded a charge relating to minimum royalty guarantee shortfalls on several Consumer Products licenses. In 2006, the Company reached a settlement with one of its licensors which resulted in a reversal of $88. The gain was recorded as minimum royalty guarantee shortfall gains in the consolidated statements of operations for the three and six months ended June 30, 2006.

In connection with the Consumer Products wind-down, the Company incurred a charge for one-time employee termination benefits and other costs of $51 for three and six months ended June 30, 2006. The entire amount is attributable to the Consumer Products segment.

In 2006, the Company eliminated several centralized corporate positions as a result of an ongoing realignment of centralized resources. As a result, the Company incurred a charge for one-time employee termination benefits and other costs totaling approximately $165 for the six months ended June 30, 2006. The entire amount is attributable to the corporate segment.

In 2006, the Company eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs of $6 and $84 for the three and six months ended June 30, 2006, respectively. The entire amount is attributable to the Promotional Products segment.

As part of the Company’s decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with its Los Angeles office, the Company recorded a charge for one-time employee termination benefits and other costs totaling $426 and $789 for the three and six months ended June 30, 2006, respectively. The entire amount is attributable to the Promotional Products segment.

As part of the Company’s decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, the Company eliminated two senior management positions. The Company recorded a charge for one-time employee termination benefits and other costs totaling $283 for the three and six months ended June 30, 2006. The entire amount is attributable to the Promotional Products segment.

The following table summarizes activity in the Company’s restructuring reserve.

	Pop Rocket*	Centralized Corporate*	Los Angeles Office Sublease	Logistix (U.K.)*	SCI Promotion*	Logistix Consolidation*	Hong Kong*	Total

Original charge	$746	$622	$184	$568	$640	$-	$-	$2,760
Utilization in 2005	(513)	(261)	-	(137)	(110)	-	-	(1,021)

Reserve at December 31, 2005	233	361	184	431	530	-	-	1,739
Additional charge	-	165	-	78	363	-	-	606
Utilization	(164)	(235)	(101)	(4)	(306)	-	-	(810)

Reserve at March 31, 2006	69	291	83	505	587	-	-	1,535
Additional charge	51	-	-	6	426	283	-	766
Utilization	(83)	(155)	(5)	(318)	(589)	(37)	-	(1,187)

Reserve at June 30, 2006	37	136	78	193	424	246	-	1,114
Partial reversal of previously recorded one-time employee termination benefits and other related costs	(13)	(107)	-	(31)	(5)	-	-	(156)
Additional charge	-	-	-	-	-	-	94	94
Utilization	(24)	(29)	(6)	(40)	(236)	(134)	(94)	(563)

Reserve at September 30, 2006	-	-	72	122	183	112	-	489
Partial reversal of previously recorded one-time employee termination benefits and other related costs	-	-	-	(36)	(61)	-	-	(97)
Utilization	-	-	(5)	(65)	(113)	(90)	-	(273)

Reserve at December 31, 2006	-	-	67	21	9	22	-	119
Utilization	-	-	(6)	(21)	(6)	-	-	(33)

Reserve at March 31, 2007	-	-	61	-	3	22	-	86
Utilization	-	-	(5)	-	-	-	-	(5)

Reserve at June 30, 2007	$-	$-	$56	$-	$3	$22	$-	$81

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

The primary measure of segment profit or loss reviewed by the chief operating decision maker is segment income (loss) from operations.

Industry Segments

	As of and For the Three Months Ended June 30, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$7,547	$30,554	$1,993	$--	$40,094
Segment income (loss) from operations	$2,202	$1,683	$166	$(4,581)	$(530)
Fixed asset additions	$--	$--	$--	$577	$577
Depreciation and amortization	$--	$40	$--	$399	$439
Total assets	$15,891	$28,418	$2,862	$12,870	$60,041

	As of and For the Three Months Ended June 30, 2007
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$7,711	$30,538	$1,290	$--	$39,539
Segment income (loss) from operations	$769	$1,854	$393	$(4,772)	$(1,756)
Fixed asset additions	$--	$--	$--	$463	$463
Depreciation and amortization	$--	$18	$--	$391	$409
Total assets	$13,663	$23,988	$1,881	$11,084	$50,616

	As of and For the Six Months Ended June 30, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$15,842	$62,440	$4,498	$--	$82,780
Segment income (loss) from operations	$3,478	$3,190	$140	$(9,443)	$(2,635)
Fixed asset additions	$--	$--	$--	$1,046	$1,046
Depreciation and amortization	$--	$69	$--	$771	$840
Total assets	$15,891	$28,418	$2,862	$12,870	$60,041

	As of and For the Six Months Ended June 30, 2007
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$14,270	$58,459	$3,058	$--	$75,787
Segment income (loss) from operations	$1,423	$2,584	$861	$(9,081)	$(4,213)
Fixed asset additions	$--	$--	$--	$957	$957
Depreciation and amortization	$--	$36	$--	$730	$766
Total assets	$13,663	$23,988	$1,881	$11,084	$50,616

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2007 are as follows:

Year
2007 (remainder of)	$2,160
2008	3,981
2009	3,795
2010	665
2011	546
Thereafter	1,112
Total	$12,259

Aggregate rental expenses for operating leases were $950 and $932 for the three months ended June 30, 2006 and 2007, respectively. Aggregate rental expenses for operating leases were $1,774 and $1,714 for the six months ended June 30, 2006 and 2007, respectively.

Guaranteed Royalties

For the three months ended June 30, 2006 and 2007, the Company incurred $254 and $63, respectively, in royalty expense. For the six months ended June 30, 2006 and 2007, the Company incurred $530 and $328, respectively, in royalty expense. As of June 30, 2007, the Company has committed to pay total minimum guaranteed royalties as follows:

Year
2007 (remainder of)	$67
2008	280
Total	$347

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

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $0 during the six months ended June 30, 2006 and 2007. Excess tax benefits reflected as an operating cash inflow totaled $0 during the six months ended June 30, 2006 and 2007.

The Company recognized no compensation expense for stock options during the six months ended June 30, 2006 and 2007. No options were granted during the six months ended June 30, 2006 and 2007.

Stock Options

The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans during the six months ended June 30, 2007:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,047,070	$12.21
Granted	--	--
Exercised	--	--
Forfeited	--	--
Cancelled	(80,200)	13.76

Outstanding at June 30, 2007	966,870	$12.09	5.1	$--

Exercisable at June 30, 2007	966,870	$12.09	5.1	$--

The intrinsic value of stock options is the difference between the current market value and the exercise price. No options were exercised during the three and six months ended June 30, 2007.

Restricted Stock and Restricted Stock Units

The aggregate fair market value of the Company’s restricted stock and RSU grants is being amortized to compensation expense over the vesting period (typically 3 or 4 years). Compensation expense recognized related to grants of restricted stock and RSU’s to certain employees and non-employee Board members was $255 and $394 for the three months ended June 30, 2006 and 2007, respectively. Compensation expense recognized related to grants of restricted stock and RSU’s to certain employees and non-employee Board members was $449 and $810 for the six months ended June 30, 2006 and 2007, respectively. As of June 30, 2007, there was $3,101 of unrecognized compensation cost related to unvested restricted stock and RSUs. This cost is expected to be recognized over a weighted average of 2.3 years.

The following table summarizes the number and weighted average grant date fair value of the Company’s unvested restricted stock and RSUs as of June 30, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2007	516,640	$7.01
Granted	53,303	5.21
Vested	(74,447)	9.23
Forfeited	(16,650)	6.66
Unvested at June 30, 2007	478,846	$6.48

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

The Series AA Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs and excess of Preferred Stock warrant redemption. The issuance costs total approximately $1,951.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as expressly indicated or unless the context otherwise requires, as used herein, “EMAK,” the “Company,” “we,” “our,” or “us,” means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Organization and Business

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries, is a leading global marketing services company. We are the parent company of a family of marketing services agencies including Equity Marketing, Logistix and Upshot. Our agencies are experts in “consumer activation” by offering strategy-based marketing programs that directly impact consumer behavior. The agencies provide strategic planning and research, consumer insight development, entertainment marketing, design and manufacturing of custom promotional products, kids marketing, event marketing, shopper marketing and environmental branding. EMAK is headquartered in Los Angeles, with offices in Chicago, Amsterdam, Frankfurt, London, Paris and Hong Kong. The Company primarily sells to customers in the United States and Europe.

Our Equity Marketing agency services our largest client, Burger King. Equity Marketing serves as Burger King’s primary creative and manufacturing agency for its Kids Meals business. In addition, Equity Marketing provides agency services to Burger King for promotional categories outside of the kids segment, including Adult Promotions and Youth & Family Promotions. Equity Marketing operates in both our Promotional Products and Agency Services segments.

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

Overview

Revenues for the second quarter of 2007 decreased 1.4% or $555 to $39,539 as compared to $40,094 recorded in the prior year. Cost of sales for the second quarter increased $446 to $29,318 as compared to $28,872 for the comparable period in 2006. This resulted in a net loss of $1,819 in the current year quarter compared to a net loss of $644 in the second quarter of 2006.

The decrease in revenues is primarily due to lower Promotional Products revenues from our Logistix agency and the wind-down of our Consumer Products business. The decreased revenues were partially offset by an increase in revenues at Upshot resulting from an increase in retainer revenues and work performed for new clients. We expect an increase in revenues for the second half of the year, which due to seasonal factors, is typically stronger than the first half.

We are focused on a return to meaningful profitability in 2008 and are deeply engaged in a comprehensive review of our business to assure not only that our operating expenses are aligned with revenues, but also that our client-by-client and program-by-program revenue models meet minimum profitability standards. As part of this review, we recently initiated a “Lean” enterprise process improvement program, which is designed to streamline our operations. We anticipate that this business review will result in near-term changes to our structure and operating model as we address changes in our level of business.

Our business review, as well as pending changes in key employees (discussed below under Cautionary Statements and Risk Factors), are expected to have an impact on our 2008 revenue mix and profitability. While we expect that there will be a moderate decline in Agency Services revenues from our largest client, such declines should be offset by expected growth in revenues at Upshot. While we currently do not expect significant near-term growth in revenues in our Promotional Products segment, cost reductions and process improvements are expected to improve our overall profitability in 2008 and beyond.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.0	74.1	74.0	76.0
Minimum royalty shortfall gain	(0.2)	--	(0.1)	--
Gross profit	28.2	25.9	26.1	24.0
Operating expenses:
Salaries, wages and benefits	16.4	17.4	16.2	17.9
Selling, general and administrative	11.2	12.9	11.4	11.7
Restructuring charge	1.9	--	1.7	--
Total operating expenses	29.5	30.3	29.3	29.6
Loss from operations	(1.3)	(4.4)	(3.2)	(5.6)
Other income (expense), net	(0.2)	--	--	--
Loss before provision for income taxes	(1.5)	(4.4)	(3.2)	(5.6)
Provision for income taxes	0.1	0.2	0.1	0.2
Net loss	(1.6)%	(4.6)%	(3.3)%	(5.8)%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 (In Thousands):

Revenues

Revenues for the three months ended June 30, 2007 decreased $555, or 1.4%, to $39,539 from $40,094 in the comparable period in 2006.

Promotional Products revenues decreased $16, or 0.1%, to $30,538 primarily as a result of lower revenues at our Logistix agency resulting from a challenging environment in Europe and fewer promotional programs. This was partially offset by an increase in revenues from our largest client. Net foreign currency translation had a favorable impact to revenues of approximately $265 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues increased $164, or 2.2%, to $7,711. This increase is attributable to an increase in project work from new business and higher levels of retainer revenues from our existing clients at our Upshot agency. This increase was partially offset by lower revenues for our Logistix (U.K.) business and lower agency services fees from our largest client.

Our Consumer Products segment revenues decreased $703, or 35.3%, to $1,290. The decrease is primarily attributable to the wind-down of the non-core business. For the three months ended June 30, 2007, the only remaining license agreement after the wind-down was for Crayola® product. Our second quarter 2006 Consumer Product revenues were primarily comprised of Crayola® and JoJo’s Circus™ product.

Cost of sales and gross profit

Cost of sales increased $446 to $29,318 (74.1% of revenues) for the three months ended June 30, 2007 from $28,872 (72.0% of revenues) in the comparable period in 2006 primarily as a result of an increase in direct outside costs associated with our increased agency services revenues.

Our gross margin percentage decreased to 25.9% for the three months ended June 30, 2007 from 28.2% in the comparable period for 2006.

The gross profit percentage for our Promotional Products segment for the three months ended June 30, 2007 decreased slightly to 24.1% compared to 25.1% for the comparable period in 2006. This decrease is attributable to normal margin fluctuation for promotional programs.

The gross profit percentage for our Agency Services segment for the three months ended June 30, 2007 decreased to 30.0% compared to 39.0% for the comparable period in 2006. This decrease is primarily attributable to a lower level of fee-based revenues from our largest client as compared to the same period last year. The decrease is also attributable to an increase in direct outside costs associated with an increase in project work at our Upshot agency. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment for the three months ended June 30, 2007 increased to 41.2% compared to 35.1% for the comparable period in 2006. This increase in the margin is attributable to a better sales mix of Crayola product and fewer close-out sales of older product lines as compared to the same period last year. For the three months ended June 30, 2006, a gain of $88 was recorded on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge recorded in the fourth quarter of 2004. Excluding the impact of the gain on the reversal of previously recorded minimum royalty guarantee shortfalls, the gross profit percentage would have been 30.7% in 2006.

Salaries, wages and benefits

Salaries, wages and benefits increased $284, or 4.3%, to $6,871 (17.4% of revenues) for the three months ended June 30, 2007 from $6,587 (16.4% of revenues) in the comparable period for 2006. This increase was primarily attributable to annual employee merit increases, an increase in retention and signing bonuses and an increase in expense for restricted stock units.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $619, or 13.8%, to $5,106 (12.9% of revenues) for the three months ended June 30, 2007 from $4,487 (11.2% of revenues) in the comparable period for 2006. The increase is attributable increased spending on information technology consulting, higher spending on marketing and public relations, consulting related to Sarbanes-Oxley compliance and higher legal fees.

Restructuring charge

We recorded a restructuring charge of $766 (1.9% of revenues) during the three months ended June 30, 2006. This charge represents severance expenses and other termination costs related to the reorganization of the SCI Promotion agency and the elimination of two senior management positions as a result of the consolidation of SCI Promotion, Pop Rocket and Megaprint Group into the new Logistix agency. See “Restructuring and Minimum Royalty Guarantee Shortfalls” below.

Other income (expense)

Other income (expense) increased $97 to $14 for the three months ended June 30, 2007 from $(83) in the comparable period for 2006. The increase is primarily due to an increase in net interest income of $70 from net interest expense of $34 in the comparable period for 2006.

Provision for income taxes

The effective tax rate for the three months ended June 30, 2007 was (4.4)% compared to (5.1)% for the same period in 2006. In 2006 and 2007, we recorded a tax provision for our Asia-based operations and recognized no tax provision (benefit) from our operations in the United States and the United Kingdom due to our valuation allowance.

Net loss

Net loss increased $1,175 to $(1,819) ((4.6)% of revenues) in 2007 from $(644) ((1.6)% of revenues) in 2006. This increase is primarily due to lower gross margins as well as increased salaries, wages and benefits, and selling, general and administrative expenses. This increase was partially offset by a restructuring charge recorded in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 (In Thousands):

Revenues

Revenues for the six months ended June 30, 2007 decreased $6,993, or 8.4%, to $75,787 from $82,780 in the comparable period in 2006. Promotional Products revenues decreased $3,981, or 6.4%, to $58,459 primarily as a result of lower revenues at our Logistix agency resulting from the challenging environment in Europe and fewer promotional programs. Net foreign currency translation had a favorable impact to revenues of approximately $1,358 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues decreased $1,572, or 9.9%, to $14,270. The decrease is attributable to lower revenues at our Logistix (U.K.) business as a result of a large program in 2006 that was not repeated in 2007 and a decrease in agency fee revenues from our largest client. This decrease was partially offset by an increase attributable to new business and higher levels of retainer revenues from our existing clients at our Upshot agency.

Our Consumer Products segment revenues decreased $1,440, or 32.0%, to $3,058. The decrease is primarily attributable to the wind-down of the non-core business. For the six months ended June 30, 2007, the only remaining license agreement after the wind-down was for Crayola® product. Our first half of 2006 Consumer Product revenues were primarily comprised of Crayola® and JoJo’s Circus™ product.

Cost of sales and gross profit

Cost of sales decreased $3,622 to $57,603 (76.0% of revenues) for the six months ended June 30, 2007 from $61,225 (74.0% of revenues) in the comparable period in 2006 primarily due to lower sales volume in 2007.

Our gross margin percentage decreased to 24.0% for the six months ended June 30, 2007 from 26.1% in the comparable period for 2006.

The gross profit percentage for our Promotional Products segment for the six months ended June 30, 2007 decreased to 22.0% compared to 24.5% for the comparable period in 2006. This decrease is attributable to the deferral of high margin creative fees due to the timing of certain promotional programs.

The gross profit percentage for our Agency Services segment for the six months ended June 30, 2007 decreased to 28.9% compared to 31.4% for the comparable period in 2006. This decrease is primarily attributable to a lower level of fee-based revenues from our largest client as compared to the same period last year. This decrease was partially offset by a higher level of retainer revenues and project fees from new and existing clients at our Upshot agency. The decreased margins were also offset by a decrease in the level of direct outside costs relative to the same period in 2006. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment for the six months ended June 30, 2007 increased to 39.0% compared to 30.9% for the comparable period in 2006. This increase in the margin is attributable to a better sales mix of Crayola product and fewer close-out sales of older product lines as compared to the same period last year. For the six months ended June 30, 2006, a gain of $88 was recorded on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge recorded in the fourth quarter of 2004. Excluding the impact of the gain on the reversal of previously recorded minimum royalty guarantee shortfalls, the gross profit percentage would have been 28.9% in 2006.

Salaries, wages and benefits

Salaries, wages and benefits increased $92, or 0.7%, to $13,534 (17.9% of revenues) for the six months ended June 30, 2007 from $13,442 (16.2% of revenues) in the comparable period for 2006. This increase was primarily attributable to annual employee merit increases, an increase in retention and signing bonuses and an increase in expense for restricted stock units, partially offset by a lower average headcount in 2007 compared to the same period in 2006. We completed the bulk of the cost reductions associated with our previous restructuring efforts by the end of the second quarter of 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $601, or 6.4%, to $8,863 (11.7% of revenues) for the six months ended June 30, 2007 from $9,464 (11.4% of revenues) in the comparable period for 2006. The decrease is attributable to a decrease in freight out and third party warehousing expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease is also attributable to lower occupancy costs resulting from the termination of an office and warehouse lease in Ontario, California. These decreases were partially offset by higher costs for information technology consulting, higher spending on marketing and public relations and consulting related to Sarbanes-Oxley compliance.

Restructuring charge

We recorded a restructuring charge of $1,372 (1.7% of revenues) during the six months ended June 30, 2006. This charge represents severance expenses and other termination costs related to the reorganization of the SCI Promotion agency and the elimination of two senior management positions as a result of the consolidation of SCI Promotion, Pop Rocket and Megaprint Group into the new Logistix agency. See “Restructuring and Minimum Royalty Guarantee Shortfalls” below.

Other expense

Other expense decreased $46 to $3 for the six months ended June 30, 2007 from $49 in the comparable period for 2006. The decrease is primarily due to an increase in net interest income of $72 from net interest expense of $46 in the comparable period for 2006.

Provision for income taxes

The effective tax rate for the six months ended June 30, 2007 was (4.6)% compared to (1.8)% for the same period in 2006. In 2006 and 2007, we recorded a tax provision for our Asia-based operations and recognized no tax provision (benefit) from our operations in the United States and the United Kingdom due to our valuation allowance.

Net loss

Net loss increased $1,680 to $(4,412) ((5.8)% of revenues) in 2007 from $(2,732) ((3.3)% of revenues) in 2006. This increase is primarily due to a decrease in sales volume in 2007 and fewer high margin creative fees earned. This increase was partially offset by a restructuring charge recorded in 2006.

Financial Condition and Liquidity

At June 30, 2007, cash and cash equivalents were $2,998, compared to $8,677 as of December 31, 2006. At June 30, 2007, restricted cash was $1,347, compared to $1,319 as of December 31, 2006. The decrease in cash and cash equivalents was attributable to cash flows used in operating activities.

As of June 30, 2007, working capital was $5,918 compared to $9,963 at December 31, 2006. Cash used in operations for the six months ended June 30, 2007 was $4,771 compared to $2,803 in the prior year period. Cash flows used in operations in the three months ended June 30, 2007 were primarily the result of cash used to pay down accounts payable and accrued liabilities from fourth quarter 2006 promotional programs. Cash flows used in investing activities for the six months ended June 30, 2007 were $956 compared to $2,556 in the prior year. This decrease is primarily the result of restricted cash used to fund a bank guarantee to a new vendor of our Logistix (U.K.) subsidiary in 2006. Furthermore in 2006, the former Megaprint shareholders were paid $313 upon release of a purchase price holdback. Cash flows from financing activities for the six months ended June 30, 2007 were zero compared to cash provided of $967 as a result of short-term borrowings that was partially offset by the payment of preferred stock dividends for the six months ended June 30, 2006. The reduction in cash used in financing activities is due to the elimination of preferred stock dividends effective April 1, 2006 (see “Preferred Stock” below).

As of June 30, 2007, our net accounts receivable decreased $5,797 to $18,530 from $24,327 at December 31, 2006. The decrease was due to the seasonal nature of our business, as the fourth quarter tends to be the highest volume quarter of the year resulting in our highest accounts receivable levels each year.

As of June 30, 2007, inventories increased $803 to $7,189 from $6,386 at December 31, 2006. This increase is attributable to the timing of shipments of products in the Promotional Products segment related to third quarter 2007 programs. Consumer Products inventories represent 23.6% and 24.6% of total inventories as of December 31, 2006 and June 30, 2007, respectively. Promotional product inventory used in Promotional Products generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of June 30, 2007, accounts payable decreased $5,468 to $14,770 from $20,238 at December 31, 2006. This decrease was attributable to the payment of liabilities related to fourth quarter 2006 promotional programs. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year.

As of June 30, 2007, accrued liabilities decreased $2,376 to $11,864 from $14,240 at December 31, 2006. This decrease is primarily attributable to the payment of administrative fees collected from distribution companies on behalf of a Promotional Products customer for a large program that occurred in the fourth quarter of 2006. The decrease is also attributable to the payments of payroll and payroll related liabilities.

As of the date hereof, we believe that cash from operations, cash on hand at June 30, 2007 and our credit facility will be sufficient to fund our working capital needs for the next twelve months and for the foreseeable future. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of June 30, 2007 are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$2,160	$3,981	$3,795	$665	$546	$1,112	$12,259
Guaranteed Royalties	67	280	--	--	--	--	347
Employment Agreements	1,834	618	--	--	--	--	2,452
Total	$4,061	$4,879	$3,795	$665	$546	$1,112	$15,058

We had no material commitments for capital expenditures at June 30, 2007. Letters of credit outstanding as of December 31, 2006 and June 30, 2007 totaled $310 and $3,010, respectively.

Restructuring and Minimum Royalty Guarantee Shortfalls

As a result of the wind-down of a substantial majority of our Consumer Products business, in 2004 we recorded a charge relating to minimum royalty guarantee shortfalls on several Consumer Products licenses. In 2006, we reached a settlement with one of our licensors which resulted in a reversal of $88. The gain was recorded as minimum royalty guarantee shortfall gains in the consolidated statements of operations for the three and six months ended June 30, 2006.

In connection with the Consumer Products wind-down, we incurred a charge for one-time employee termination benefits and other costs of $51 for three and six months ended June 30, 2006. The entire amount is attributable to the Consumer Products segment.

In 2006, we eliminated several centralized corporate positions as a result of an ongoing realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs totaling approximately $165 for the six months ended June 30, 2006. The entire amount is attributable to the corporate segment.

In 2006, we eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs of $6 and $84 for the three and six months ended June 30, 2006, respectively. The entire amount is attributable to the Promotional Products segment.

As part of our decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with its Los Angeles office, we recorded a charge for one-time employee termination benefits and other costs totaling $426 and $789 for the three and six months ended June 30, 2006, respectively. The entire amount is attributable to the Promotional Products segment.

As part of our decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, we eliminated two senior management positions. We recorded a charge for one-time employee termination benefits and other costs totaling $283 for the three and six months ended June 30, 2006. The entire amount is attributable to the Promotional Products segment.

The following table summarizes activity in our restructuring reserve.

	Pop Rocket*	Centralized Corporate*	Los Angeles Office Sublease	Logistix (U.K.)*	SCI Promotion*	Logistix Consolidation*	Hong Kong*	Total

Original charge	$746	$622	$184	$568	$640	$-	$-	$2,760
Utilization in 2005	(513)	(261)	-	(137)	(110)	-	-	(1,021)

Reserve at December 31, 2005	233	361	184	431	530	-	-	1,739
Additional charge	-	165	-	78	363	-	-	606
Utilization	(164)	(235)	(101)	(4)	(306)	-	-	(810)

Reserve at March 31, 2006	69	291	83	505	587	-	-	1,535
Additional charge	51	-	-	6	426	283	-	766
Utilization	(83)	(155)	(5)	(318)	(589)	(37)	-	(1,187)

Reserve at June 30, 2006	37	136	78	193	424	246	-	1,114
Partial reversal of previously recorded one-time employee termination benefits and other related costs	(13)	(107)	-	(31)	(5)	-	-	(156)
Additional charge	-	-	-	-	-	-	94	94
Utilization	(24)	(29)	(6)	(40)	(236)	(134)	(94)	(563)

Reserve at September 30, 2006	-	-	72	122	183	112	-	489
Partial reversal of previously recorded one-time employee termination benefits and other related costs	-	-	-	(36)	(61)	-	-	(97)
Utilization	-	-	(5)	(65)	(113)	(90)	-	(273)

Reserve at December 31, 2006	-	-	67	21	9	22	-	119
Utilization	-	-	(6)	(21)	(6)	-	-	(33)

Reserve at March 31, 2007	-	-	61	-	3	22	-	86
Utilization	-	-	(5)	-	-	-	-	(5)

Reserve at June 30, 2007	$-	$-	$56	$-	$3	$22	$-	$81

* One-time employee termination benefits and other related costs.

Credit Facilities

On March 29, 2006, we entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of our assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Borrowing availability is determined on a weekly basis and fluctuates primarily with the levels of eligible accounts receivable which vary based on the timing of promotional programs.  For the six months ended June 30, 2007, borrowing availability has ranged from $4,311 to $11,268.  During this same period, there were no borrowings under the Facility.  The Facility was used to issue letters of credit.

Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. We are also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. As of December 31, 2006 and June 30, 2007, the marginal interest rate on available borrowings under the Facility was 9.0%, respectively. As of June 30, 2007, we were in compliance with the restrictions and covenants.

As of June 30, 2007, zero was outstanding under the Facility. Letters of credit outstanding under the Facility as of December 31, 2006 and June 30, 2007 totaled $310 and $3,010, respectively.

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

The Series AA Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs and excess of Preferred Stock warrant redemption. The issuance costs total approximately $1,951.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our results of operations or financial position.

Cautionary Statements and Risk Factors

Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission are important risks and uncertainties that could cause our actual results of operation, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this Form 10-Q.

We Depend Significantly on One Key Customer

Our success is partly dependent on a single customer, Burger King (including its franchise purchasing cooperative Restaurant Services, Inc. (“RSI”) and various distribution companies), which accounted for approximately 51%, 52% and 48% of our revenues for the years ended December 31, 2004, 2005 and 2006, respectively. The termination or a significant reduction by Burger King of its business with us, particularly our promotional products business, would adversely affect our business. The Burger King business is subject to significant year-to-year variability, and over recent periods has materially declined. The revenues generated by our business with Burger King decreased from $120,606 in 2004 to $117,257 in 2005 and $87,865 in 2006. Due to this volatility, the profitability of our business with Burger King is dependent on our ability to control related costs, many of which are fixed and cannot be reduced in response to decreases in the level of business. The success of our business with Burger King is also partially dependent on the overall success of the Burger King system, whose sales could be negatively impacted by such factors as increased competition and product recalls. A continued reduction in our revenues from Burger King, if material, would adversely affect our business.

We depend on key employees.

We depend on the continued service of our senior management and other key employees. The loss of a key employee could hurt our business, particularly in the case of key employees who hold strategic relationships with our clients. Two of our key employees have advised us that they do not currently intend to continue their employment after the end of the current fiscal year. We currently believe that, based upon discussions with the client served by these executives and other restructuring initiatives being pursued, these departures will not have a material adverse effect on our business. However, if the outcomes of discussions with the client or other initiatives fail to achieve the anticipated results, our business could be materially adversely affected. Our future success depends on our ability to identify, attract, train, motivate and retain other highly skilled personnel. Failure to do so may adversely affect our results. We do not maintain “key person” life insurance policies on any of our employees.

We Face Credit Risk

We regularly extend credit to distribution companies in connection with our business with the Burger King system, which includes Supply Chain Services, LLC (“SCS”), which is a subsidiary of RSI. We began selling product to SCS in October 2003. Sales to SCS represented 65.1% of our sales to the Burger King System in 2006. Failure by SCS to honor their payment obligations to us could have a material adverse effect on our operations. Because of SCS’s established credit history with us, we do not believe that the concentration of receivables has a negative impact to our overall credit risk. We occasionally provide SCS with extended payment terms of up to 60 days. We also extend credit to several retailers in connection with various promotional programs as well as with our Consumer Products business. The mass-market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. Failure by one or more of these retailers to honor their payment obligations to us could have a material adverse effect on our business.

We Rely on the Continued Development of New Promotional Programs

A large portion of our revenues come from a relatively limited number of promotional programs which are in effect for only a limited period of time and generally are not repeated. We must continually develop and sell new products and services for utilization in new promotional programs as part of our clients’ annual promotions calendars. There can be no assurance that we, or our customers, will be able to secure licenses for additional entertainment properties on which to base our promotional programs or that, if secured, such licenses will result in successful products.

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

Our Business is Subject to Extensive Government Regulation and to Potential Product Liability Claims

Our business is subject to the provisions of, among other laws, the Federal Consumer Products Safety Act and the Federal Hazardous Substances Act, and rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair, or replace these products under certain circumstances. We cannot assure that defects in our products will not be alleged or found. Products that we develop and sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims. Products that we develop or sell may also expose us to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recall.

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

Virtually all of the raw materials used in our products are available to our contract manufacturers from numerous suppliers. Our manufacturers do not have long-term supply contracts in place with their raw materials suppliers. Accordingly, we are subject to variations in the prices we pay to our manufacturers for products, depending on what they pay for their raw materials. An increase in the cost of raw materials, such as petroleum, could result in price increases that we may not be able to fully pass on to our customers. Any such increase could negatively impact our business, financial condition or results of operations.

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

We May Issue Preferred Stock

Our Board of Directors has authority to issue up to one million shares of preferred stock, and to fix the rights, preferences,

privileges and restrictions of those shares without any further vote or action by our stockholders. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control and may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of, the holders of Common Stock. The outstanding Series AA Stock is senior to any class of preferred stock that might be authorized by the Board of Directors in the future.

The market price of our common stock is likely to be volatile.

Our stock price has fluctuated widely, ranging from $2.50 to $7.88 per share during the twelve month period ended June 30, 2007. Our stock price will likely continue to fluctuate in response to factors such as quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations.

We may have limited ability to fully use our recorded tax loss carryforwards.

We have accumulated approximately $8,582 of tax loss carryforwards to be used in future periods if we become profitable. If we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of these tax loss carryforwards even if we become profitable.

We undertake no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events. The risks highlighted herein should not be assumed to be the only items that could affect future performance. In addition to the information contained in this document, readers are advised to review our Form 10-K for the year ended December 31, 2006, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Cautionary Statements and Risk Factors.”

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

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2007.

The Company continues to implement a conversion to new and upgraded financial and human resources information technology systems that is expected to be completed in 2008. The Company has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, as defined in Rule 13a-15(f) promulgated under the Exchange Act, the Company’s internal control over financial reporting. The Company has not made any material changes to its internal control over financial reporting or in other factors that could materially affect these controls subsequent to June 30, 2007.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 31, 2007. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were approved by the stockholders:

		Votes For	Votes Withheld
1.	Election of Directors by holders of Common Stock
	Howard D. Bland	3,933,408	1,767,654
	James L. Holbrook, Jr.	3,932,908	1,768,154
	Daniel W. O’Conner	3,933,308	1,767,754
	Alfred E. Osborne, Jr.	3,917,455	1,773,607
	Charles H. Rivkin	3,933,408	1,767,654
	Stephen P. Robeck	3,825,387	1,875,675

2.	Election of Director by holders of Series A Preferred Stock
	Jeffrey S. Deutschman	25,000	--

		Votes For	Votes Against	Abstain
3	Proposal to approve amendment and restatement of certificate of designation Series AA senior cumulative convertible preferred stock.	6,168,613	175,780	1,517,373

4	Proposal to ratify appointment of Deloitte & Touche LLP as independent registered public accounting firm	6,891,022	118,881	1,468,736

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMAK Worldwide, Inc.

Date	August 14, 2007	/s/ Roy Dar
Roy Dar Senior Vice President, Controller (Principal Accounting Officer)