Form 10-Q
period 2007-09-30
EMAK Worldwide, Inc.
filed 2007-11-19
CIK 911151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Common Stock, $.001 par value, 5,889,479 shares as of November 16, 2007.

EMAK WORLDWIDE, INC.

Index To Quarterly Report on Form 10-Q

Filed with the Securities and Exchange Commission

September 30, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

ASSETS

	December 31,	September 30,
	2006	2007
CURRENT ASSETS:
Cash and cash equivalents	$8,677	$5,548
Restricted cash	1,319	375
Accounts receivable (net of allowances of $1,382 and
$881 as of December 31, 2006 and September 30, 2007, respectively)	24,327	24,189
Inventories	6,386	8,306
Prepaid expenses and other current assets	3,732	1,825
Total current assets	44,441	40,243
Fixed assets, net	3,583	3,390
Goodwill	13,136	10,825
Other intangibles, net	651	3
Other assets	559	375
Total assets	$62,370	$54,836

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,	September 30,
	2006	2007
CURRENT LIABILITIES:
Short-term debt	$--	$--
Accounts payable	20,238	19,963
Accrued liabilities	14,240	14,749
Total current liabilities	34,478	34,712
LONG-TERM LIABILITIES	2,294	1,415
Total liabilities	36,772	36,127

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
Series AA senior cumulative convertible, $.001 par value per share,
25,000 issued and outstanding, stated at liquidation
preference of $1,000 per share ($25,000), net of issuance costs
and excess of Preferred Stock warrant redemption	19,041	19,041

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value per share, 1,000,000
shares authorized, 25,000 Series AA issued and outstanding	--	--
Common stock, $.001 par value per share, 25,000,000
shares authorized, 5,851,663 and 5,889,479 shares outstanding
as of December 31, 2006 and September 30, 2007, respectively	--	--
Additional paid-in capital	33,840	34,960
Accumulated deficit	(13,225)	(21,373)
Accumulated other comprehensive income	3,611	3,750
Less--	24,226	17,337
Treasury stock, 3,167,258 shares, at cost, as of
December 31, 2006 and September 30, 2007	(17,669)	(17,669)
Total stockholders' equity (deficit)	6,557	(332)
Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$62,370	$54,836

The accompanying notes are an integral part of these

condensed consolidated financial statements.

                EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
REVENUE:
Revenues from services	$6,714	$6,620	$20,226	$18,494
Revenues from tangible products and other revenues	36,364	35,912	105,632	99,825
TOTAL REVENUE	43,078	42,532	125,858	118,319
COST OF SALES:
Cost of services	1,090	1,841	9,047	8,663
Cost of tangible goods sold	30,441	30,147	83,709	80,928
TOTAL COST OF SALES	31,531	31,988	92,756	89,591
Minimum royalty guarantee shortfall gain	--	--	(88)	--
Gross profit	11,547	10,544	33,190	28,728
OPERATING EXPENSES:
Salaries, wages and benefits	6,589	6,760	20,031	20,294
Selling, general and administrative	4,611	4,496	14,075	13,359
Restructuring charge (gain)	(62)	--	1,310	--
Impairment of assets	--	3,265	--	3,265
Total operating expenses	11,138	14,521	35,416	36,918
Income (loss) from operations	409	(3,977)	(2,226)	(8,190)
OTHER INCOME (EXPENSE), net	(140)	156	(189)	153
Income (loss) before provision (benefit) for
income taxes	269	(3,821)	(2,415)	(8,037)
PROVISION (BENEFIT) FOR INCOME TAXES	50	(85)	98	111
NET INCOME (LOSS)	219	(3,736)	(2,513)	(8,148)
PREFERRED STOCK DIVIDENDS	--	--	375	--
NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$219	$(3,736)	$(2,888)	$(8,148)

BASIC INCOME (LOSS) PER SHARE	$0.04	$(0.63)	$(0.50)	$(1.39)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,845,788	5,887,830	5,830,259	5,871,998

DILUTED INCOME (LOSS) PER SHARE	$0.03	$(0.63)	$(0.50)	$(1.39)
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	8,675,447	5,887,830	5,830,259	5,871,998

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

NET INCOME (LOSS)	$219	$(3,736)	$(2,513)	$(8,148)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	243	5	628	139
Unrealized gain (loss) on foreign currency
forward contracts	15	(21)	(51)	--
COMPREHENSIVE INCOME (LOSS)	$477	$(3,752)	$(1,936)	$(8,009)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,513)	$(8,148)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,264	1,170
Benefit for doubtful accounts	--	(39)
Gain on asset disposal	(2)	(1)
Stock-based compensation expense	618	1,150
Minimum royalty guarantee shortfall gain	(88)	--
Impairment of assets	--	3,265
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	4,772	374
Inventories	(3,867)	(1,875)
Prepaid expenses and other current assets	1,854	1,936
Other assets	217	193
Accounts payable	(1,304)	(432)
Accrued liabilities	(6,800)	300
Long-term liabilities	(275)	(887)
Net cash used in operating activities	(6,124)	(2,994)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,181)	(1,173)
Restricted cash	(1,269)	1,036
Proceeds from sale of fixed assets	23	1
Payment for purchase of Megaprint Group	(313)	--
Net cash used in investing activities	(2,740)	(136)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	(375)	--
Transaction costs paid in connection with the modification of preferred stock and warrants	(79)	--
Borrowings under line of credit	40,546	6,508
Repayment under line of credit	(34,874)	(6,508)
Net cash provided by financing activities	5,218	-
Net decrease in cash and cash equivalents	(3,646)	(3,130)
Effects of exchange rate changes on cash and cash equivalents	361	1
CASH AND CASH EQUIVALENTS, beginning of period	6,315	8,677
CASH AND CASH EQUIVALENTS, end of period	$3,030	$5,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$207	$106
Income tax refunds, net	$(484)	$(1,261)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The Company continues to experience losses and negative cash flow from operations. Net losses were $3,736 and $8,148 for the three and nine months ended September 30, 2007, respectively. Cash flows from operations were a net use of $2,994 for the nine months ended September 30, 2007. Despite the Company’s recent history of operating losses, the Company is focused on a return to meaningful profitability in 2008 and is deeply engaged in a comprehensive review of its business to assure not only that its operating expenses are aligned with revenues, but also that its client-by-client and program-by-program revenue models meet minimum profitability standards. In connection with the review, the Company announced plans to integrate the operations of its Equity Marketing and Logistix agencies, the Company initiated a “Lean” enterprise process improvement program designed to streamline its operations, and the Company is implementing two restructuring plans prior to year-end (see Note 10 Subsequent Events).

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and the assumed conversion of preferred stock have an anti-dilutive effect. As a result, these shares are not included with the weighted average shares outstanding used in the calculation of diluted loss per share for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2007. Options and warrants to purchase 2,365,086 and 1,639,536 shares of common stock, $.001 par value per share (the “Common Stock”), as of September 30, 2006 and 2007, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the three months ended September 30, 2006, preferred stock convertible into 2,777,778 shares of Common Stock was included in the computation of diluted EPS as they were dilutive. For the nine months ended September 30, 2006 and the three and nine months ended September 30, 2007, preferred stock convertible into 2,777,778 shares of Common Stock was excluded in the computation of diluted EPS as they would have been anti-dilutive. Excluded from the computation of diluted EPS are restricted stock units of 185,341 and 103,233 units for the three months ended September 30, 2006 and 2007, respectively, as they would have been anti-dilutive. Excluded from the computation of diluted EPS are restricted stock units of 237,222 and 121,917 units for the nine months ended September 30, 2006 and 2007, respectively, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share” Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share.”

	For the Three Months Ended September 30,
	2006			2007
	Income	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to
common stockholders	$219	5,845,788	$0.04	$(3,736)	5,887,830	$(0.63)
Effect of dilutive securities:
Options and warrants	--	--		--	--
Convertible preferred stock	--	2,777,778
Restricted stock units	--	51,881		--	--
Dilutive EPS:
Income (loss) available to
common stockholders	$219	8,675,447	$0.03	$(3,736)	5,887,830	$(0.63)

	For the Nine Months Ended September 30,
	2006			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to
common stockholders	$(2,888)	5,830,259	$(0.50)	$(8,148)	5,871,998	$(1.39)
Effect of dilutive securities:
Options and warrants	--	--		--	--
Restricted stock units	--	--		--	--
Dilutive EPS:
Loss available to common
stockholders	$(2,888)	5,830,259	$(0.50)	$(8,148)	5,871,998	$(1.39)

Restricted Cash

During the first quarter of 2006, the Company’s Logistix (U.K.) subsidiary entered into an agreement with Hong Kong Shanghai Bank Corp. (“HSBC”), under which HSBC issued a guarantee of up to 1,000 EURO (approx $1,207) to one of Logistix’s vendors in exchange for the deposit of the same amount into an interest bearing restricted cash account with HSBC. During the third quarter of 2007, HSBC released 747 EURO (approx $1,036) with the remaining balance to be released by the end of the fourth quarter of 2007. The guarantee from HSBC enabled Logistix (U.K.) to secure more favorable payment terms from a new vendor supplying significant quantities of goods for a promotional program. This guarantee ended when the associated program was completed in the second quarter of 2007.

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

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and amortized over the life of the related promotional program (which is typically less than six months) and deferred costs on service contracts for which revenue has been deferred and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2006 and September 30, 2007, inventories consisted of the following:

	December 31,	September 30,
	2006	2007
Production-in-process	$1,171	$3,289
Finished goods	5,215	5,017
Total inventories	$6,386	$8,306

Foreign Currency Translation

Net foreign exchange gains or losses resulting from the translation of foreign subsidiaries’ accounts whose functional currency is not the United States dollar are recognized as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). For such subsidiaries, accounts are translated into United States dollars at the following rates of exchange: assets and liabilities at period-end exchange rates, equity accounts at historical rates, and income and expense accounts at average exchange rates during the period.

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction gains (losses) included in net income (loss) for the three months ended September 30, 2006 and 2007 were $(1) and $165, respectively. Transaction gains (losses) included in net loss for the nine months ended September 30, 2006 and 2007 were $(14) and $86, respectively.

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

The Company uses derivatives to manage exposures to foreign currency. The Company’s objective for holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (expense) in the condensed consolidated statements of operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to eleven months in original maturity. As of September 30, 2007, there were no foreign currency forward contracts outstanding.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

As of December 31, 2006, the Company had a valuation allowance equal to its total net deferred income tax assets due to the uncertainty of ultimately realizing income tax benefits of approximately $15,243. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2005. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Goodwill and Other Intangibles

The change in the carrying amount of goodwill from $13,136 as of December 31, 2006 to $10,825 as of September 30, 2007 reflects: a decrease of $2,385 for the Logistix (U.K.) goodwill impairment (see Note 5 Impairment of Assets) and an increase due to a $74 foreign currency translation adjustment. As of September 30, 2007, $8,245 of the goodwill relates to the Agency Services segment and $2,580 relates to the Promotional Products segment.

The change in the carrying amount of identifiable intangibles from $651 as of December 31, 2006 to $3 as of September 30, 2007 reflects: a decrease of $609 for the Logistix (U.K.) trademark impairment (see Note 5 Impairment of Assets), a decrease of $59 for amortization expense and an increase due to a foreign currency translation adjustment of $20. The identifiable intangibles are subject to amortization and are reflected as other intangibles in the condensed consolidated balance sheets.

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

NOTE 3 — SHORT-TERM DEBT

On March 29, 2006, the Company entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Borrowing availability is determined on a weekly basis and fluctuates primarily with the levels of eligible accounts receivable which vary based on the timing of promotional programs. For the nine months ended September 30, 2007, borrowing availability has ranged from $4,311 to $11,749. The Facility was used to issue letters of credit.

Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. As of December 31, 2006 and September 30, 2007, the marginal interest rate on available borrowings under the Facility was 9.0% and 8.5%, respectively. As of September 30, 2007, the Company was in compliance with the restrictions and covenants.

As of September 30, 2007, there were no outstanding borrowings under the Facility. Letters of credit outstanding under the Facility as of December 31, 2006 and September 30, 2007 totaled $310 and $3,010, respectively.

NOTE 4 – RESTRUCTURING AND MINIMUM ROYALTY GUARANTEE SHORTFALLS

As a result of the wind-down of a substantial majority of its Consumer Products business, in 2004 the Company recorded a charge relating to minimum royalty guarantee shortfalls on several Consumer Products licenses. In 2006, the Company reached a settlement with one of its licensors which resulted in a reversal of $88. The gain was recorded as a minimum royalty guarantee shortfall gain in the consolidated statements of operations for the nine months ended September 30, 2006.

In connection with the Consumer Products wind-down, the Company incurred a charge for one-time employee termination benefits and other costs. For the three months ended September 30, 2006, the Company recorded a gain of $13 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2006, the Company incurred $38. The entire amount is attributable to the Consumer Products segment.

In 2006, the Company eliminated several centralized corporate positions as a result of an ongoing realignment of centralized resources. As a result, the Company incurred a charge for one-time employee termination benefits and other costs. For the three months ended September 30, 2006, the Company recorded a gain of $107 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended 2006, the Company incurred $58. The entire amount is attributable to the corporate segment.

In 2006, the Company eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs. For the three months ended September 30, 2006, the Company recorded a gain of $31 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2006, the Company incurred $53. The entire amount is attributable to the Promotional Products segment.

As part of the Company’s decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with its Los Angeles office, the Company recorded a charge for one-time employee termination benefits and other costs. For the three months ended September 30, 2006, the Company recorded a gain of $5 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2006, the Company incurred an additional $784 for employee termination benefits and other costs. The entire amount is attributable to the Promotional Products segment.

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

In 2006, the Company made a decision to reorganize our Hong Kong office to better align the Company’s operations with the current business needs. As a result, the Company recorded a charge of $94 for one-time termination benefits associated with staff reductions in the Company’s Hong Kong office. For the three and nine months ended September 30, 2006, the Company recorded a charge of $94. The entire amount is attributable to the corporate segment.

The following table summarizes activity in the Company’s restructuring reserve.

	Pop Rocket*	Centralized Corporate*	Los Angeles Office Sublease	Logistix (U.K.)*	SCI Promotion*	Logistix Consolidation*	Hong Kong*	Total

Original charge	$746	$622	$184	$568	$640	$-	$-	$2,760
Utilization in 2005	(513)	(261)	-	(137)	(110)	-	-	(1,021)

Reserve at December 31, 2005	233	361	184	431	530	-	-	1,739
Additional charge	-	165	-	78	363	-	-	606
Utilization	(164)	(235)	(101)	(4)	(306)	-	-	(810)

Reserve at March 31, 2006	69	291	83	505	587	-	-	1,535
Additional charge	51	-	-	6	426	283	-	766
Utilization	(83)	(155)	(5)	(318)	(589)	(37)	-	(1,187)

Reserve at June 30, 2006	37	136	78	193	424	246	-	1,114
Partial reversal of previously recorded one-time employee termination benefits and other related costs	(13)	(107)	-	(31)	(5)	-	-	(156)
Additional charge	-	-	-	-	-	-	94	94
Utilization	(24)	(29)	(6)	(40)	(236)	(134)	(94)	(563)

Reserve at September 30, 2006	-	-	72	122	183	112	-	489
Partial reversal of previously recorded one-time employee termination benefits and other related costs	-	-	-	(36)	(61)	-	-	(97)
Utilization	-	-	(5)	(65)	(113)	(90)	-	(273)

Reserve at December 31, 2006	-	-	67	21	9	22	-	119
Utilization	-	-	(6)	(21)	(6)	-	-	(33)

Reserve at March 31, 2007	-	-	61	-	3	22	-	86
Utilization	-	-	(5)	-	-	-	-	(5)

Reserve at June 30, 2007	-	-	56	-	3	22	-	81
Utilization	-	-	(6)	-	-	-	-	(6)

Reserve at September 30, 2007	$-	$-	$50	$-	$3	$22	$-	$75

* One-time employee termination benefits and other related costs.

NOTE 5 – IMPAIRMENT OF ASSETS

Management determined that recent sustained declines in quoted market price of the Company’s common stock represent an event or change in circumstance that would more likely than not reduce the fair value of certain of the Company’s assets. Furthermore, management considered the current period operating loss combined with a history of operating losses and determined that a “triggering event” had occurred and an impairment review was necessary ahead of the annual impairment review which would normally occur in the fourth quarter. As a result of this review, the Company determined that certain assets at its Logistix (U.K.) agency were impaired and recorded charges of $3,265 in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007. These charges were composed of goodwill impairment of $2,385, trademark impairment of $609, and fixed asset impairment of $271. These charges are for write-downs of assets in the Promotional Products segment (see Note 6 Segments).

The impairment of the Logistix (U.K.) trademark was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The impairment test required the Company to estimate the fair value of its trademark. The Company tested these trademarks at the reporting unit level. The Company estimated fair value based on projections of the future cash flows of the reporting unit. The Company then compared the carrying value of the trademark to its fair value. Since the fair value of the trademark was less than its carrying value, the difference of $609 was the impairment charge recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007. During this period the Company also recorded approximately $200 of a benefit for income taxes for a reversal of the deferred income tax liability associated with this trademark.

The impairment for fixed assets was assessed in accordance with the provisions of SFAS 144. In performing the test, the Company determined that the total of the expected future undiscounted cash flows directly related to the existing potential of Logistix (U.K.) was less than the carrying value of that reporting unit; therefore, the analysis indicated an impairment charge. The impairment charge of $271 recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 represented the difference between the fair value of the assets and their carrying value as of September 30, 2007.

The impairment of goodwill was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the reporting unit when performing the impairment test for goodwill. The goodwill impairment test required the Company to estimate the fair value of its overall business enterprise at the reporting unit level. The Company estimated fair value using a discounted cash flow model. Under this model, the Company utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. The Company then compared the carrying value of each of its reporting units to their fair value. Since the fair value of the Logistix (U.K.) reporting unit was less than the carrying amount of its net tangible and intangible assets, an impairment charge of $2,385, associated with the remaining balance of Logistix (U.K.) goodwill, was recorded in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

At September 30, 2007, there was no remaining carrying value for goodwill and trademark associated with the Logistix (U.K.) reporting unit.

NOTE 6 -- SEGMENTS

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

Earnings of industry segments and geographic areas exclude interest income, interest expense, depreciation expense and other unallocated corporate expenses. Income taxes are allocated to segments on the basis of operating results. Identified assets are those assets used in the operations of the segments and include inventory, receivables, goodwill and other intangibles. Corporate assets consist of cash, certain corporate receivables, fixed assets, and certain trademarks.

The primary measure of segment profit or loss reviewed by the chief operating decision maker is segment income (loss) from operations.

Industry Segments

	As of and For the Three Months Ended September 30, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$7,683	$32,061	$3,334	$--	$43,078
Segment income (loss) from operations	$1,536	$3,110	$189	$(4,426)	$409
Fixed asset additions	$--	$--	$--	$135	$135
Depreciation and amortization	$--	$35	$--	$389	$424
Total assets	$14,876	$35,299	$3,808	$12,567	$66,550

	As of and For the Three Months Ended September 30, 2007
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$8,455	$32,881	$1,196	$--	$42,532
Segment income (loss) from operations	$1,496	$(1,563)	$252	$(4,162)	$(3,977)
Fixed asset additions	$--	$--	$--	$216	$216
Depreciation and amortization	$--	$19	$--	$385	$404
Total assets	$14,855	$26,366	$2,099	$11,516	$54,836

	As of and For the Nine Months Ended September 30, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$23,525	$94,501	$7,832	$--	$125,858
Segment income (loss) from operations	$5,014	$6,300	$329	$(13,869)	$(2,226)
Fixed asset additions	$--	$--	$--	$1,181	$1,181
Depreciation and amortization	$--	$104	$--	$1,160	$1,264
Total assets	$14,876	$35,299	$3,808	$12,567	$66,550

	As of and For the Nine Months Ended September 30, 2007
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$22,725	$91,340	$4,254	$--	$118,319
Segment income (loss) from operations	$2,919	$1,021	$1,113	$(13,243)	$(8,190)
Fixed asset additions	$--	$--	$--	$1,173	$1,173
Depreciation and amortization	$--	$55	$--	$1,115	$1,170
Total assets	$14,855	$26,366	$2,099	$11,516	$54,836

NOTE 7—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2014.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2007 are as follows:

Year
2007 (remainder of)	$975
2008	3,859
2009	3,672
2010	542
2011	448
Thereafter	1,112
Total	$10,608

Aggregate rental expenses for operating leases were $725 and $717 for the three months ended September 30, 2006 and 2007, respectively. Aggregate rental expenses for operating leases were $2,499 and $2,431 for the nine months ended September 30, 2006 and 2007, respectively.

Guaranteed Royalties

For the three months ended September 30, 2006 and 2007, the Company incurred $637 and $20, respectively, in royalty expense. For the nine months ended September 30, 2006 and 2007, the Company incurred $1,167 and $348, respectively, in royalty expense. As of September 30, 2007, the Company has committed to pay total minimum guaranteed royalties as follows:

Year
2007 (remainder of)	$-
2008	280
Total	$280

NOTE 8—STOCK BASED COMPENSATION

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

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. There were no excess tax benefits reflected as a financing cash inflow or as an operating cash inflow during the nine months ended September 30, 2006 and 2007.

The Company recognized no compensation expense for stock options during the nine months ended September 30, 2006 and 2007. No options were granted during the nine months ended September 30, 2006 and 2007.

Stock Options

The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans during the nine months ended September 30, 2007:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,047,070	$12.21
Granted	--	--
Exercised	--	--
Forfeited	--	--
Cancelled	(324,200)	14.86

Outstanding at September 30, 2007	722,870	$11.03	5.6	$--

Exercisable at September 30, 2007	722,870	$11.03	5.6	$--

The intrinsic value of stock options is the difference between the current market value and the exercise price. No options were exercised during the three and nine months ended September 30, 2007.

Restricted Stock and Restricted Stock Units

The aggregate fair market value of the Company’s restricted stock and RSU grants is being amortized to compensation expense over the vesting period (typically 3 or 4 years). Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $169 and $340 for the three months ended September 30, 2006 and 2007, respectively. Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $618 and $1,150 for the nine months ended September 30, 2006 and 2007, respectively. As of September 30, 2007, there was $3,018 of unrecognized compensation cost related to unvested restricted stock and RSUs. This cost is expected to be recognized over a weighted average of 2.0 years.

The following table summarizes the number and weighted average grant date fair value of the Company’s unvested restricted stock and RSUs as of September 30, 2007:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2007	516,640	$7.01
Granted	68,112	4.88
Vested	(96,026)	7.99
Forfeited	(25,050)	6.90
Unvested at September 30, 2007	463,676	$6.51

NOTE 9—REDEEMABLE PREFERRED STOCK

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

The Crown Transaction was closed on June 30, 2006. The Company accounted for the transaction as a modification of equity instruments. As a result, the decrease in the fair value of the Series AA Stock was recorded as a reduction to redeemable preferred stock of $873 with an offset to net income available to common stockholders. The increased in the value of the common stock warrants was recorded as an increase to additional paid-in capital of $873 with an offset to net income available to common stockholders. There was no net impact to income available to common stockholders. Direct outside costs related to this transaction totaled $157 and were recorded as a reduction to additional paid-in capital.

The Series AA Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs and excess of Preferred Stock warrant redemption. The issuance costs total approximately $1,951.

NOTE 10—SUBSEQUENT EVENTS

On September 5, 2007, the Company announced the completion of a thorough business review and plans to integrate the operations of its Equity Marketing and Logistix agencies. In connection with this integration and the planned exit of certain other agency services at the end of 2007, the Company finalized on October 29, 2007 a restructuring plan that it will implement prior to year-end.

In addition, the Company is analyzing options for the Company’s Los Angeles office facility. Substantially all of the actions related to this restructuring should be completed by the end of the second quarter of 2008. Total one-time employee termination benefit costs related to the agency consolidation restructuring are estimated at approximately $200 and are expected to be recorded over the next two quarters. Such costs are expected to result in future cash expenditures.

The Company’s Promotional Products business in Europe continues to face a deteriorating marketing environment as a result of regulatory concerns over marketing to children, which has resulted in year-over-year declines in revenues and profitability. To align its cost structure with its expected level of revenue, on October 29, 2007, the Company finalized a restructuring plan to reduce its workforce in the region. In addition, the Company is analyzing options for its European office facilities. Substantially all of the actions related to this restructuring should be completed by the end of the second quarter of 2008. Total one-time employee termination benefit costs related to the European restructuring are estimated at approximately $100 and are expected to be recorded over the next two quarters. Such costs are expected to result in future cash expenditures.

Effective November 9, 2007, Upshot, Inc., a wholly-owned subsidiary of EMAK Worldwide, Inc, entered into a thirteen (13) year lease agreement with 350 North Orleans L.L.C., the landlord, pursuant to which the Company will lease approximately 41,486 square feet of office space to serve as the Upshot’s new headquarters which is located at 350 West Mark Center, Chicago, Illinois.  The commencement date will be May 1, 2008 or four calendar months after the Landlord delivers the premise for Upshot’s construction of tenant improvements.  Upshot’s minimum monthly rent is $94 plus tax per month in the first year and will increase approximately 2.5% every year thereafter.  The Company will also be responsible for its proportionate share increases beyond the base year expenses, which is established to be approximately 3.4%, of the direct operating and maintenance expenses of the building.  The lease provides full abatement of the base rent for the first fifteen months following the commencement date and approximately $44 in additional reductions in the base rent over the sixteenth through thirty-second months of the lease term.  In accordance with FASB No. 13, beginning November 2007, the Company will recognize lease expense on a straight-line basis.  The Company will continue to recognize lease expense through March 31, 2009 for the current occupied office space at 303 East Wacker Dive, Chicago, Illinois.  The Company believes that its facilities are adequate for its current needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as expressly indicated or unless the context otherwise requires, as used herein, “EMAK,” the “Company,” “we,” “our,” or “us,” means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Organization and Business

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries, is the parent company of a family of marketing services agencies including Equity Marketing, Logistix, Mega and Upshot. Our agencies are experts in “consumer activation,” offering strategy-based marketing programs that directly impact consumer behavior. Our agencies provide strategic planning and research, consumer insight development, entertainment marketing, design and manufacturing of custom promotional products, kids marketing, event marketing, shopper marketing and environmental branding. EMAK is headquartered in Los Angeles, with offices in Chicago, Amsterdam, Frankfurt, London, Paris and Hong Kong. The Company primarily sells to customers in the United States and Europe.

Our Equity Marketing agency services our largest client, Burger King. Equity Marketing serves as Burger King’s primary creative and manufacturing agency for its Kids Meals business. In addition, Equity Marketing provides agency services to Burger King for promotional categories outside of the kids segment. Equity Marketing operates in both our Promotional Products and Agency Services segments.

Our Logistix agency (including Mega) is an insight driven marketing services agency specializing in product-based solutions. Logistix operates in our Promotional Products, Agency Services and Consumer Products segments.

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

Overview

Revenues for the third quarter of 2007 decreased 1.3% or $546 to $42,532 as compared to $43,078 recorded in the prior year. The decrease in revenues combined with a decrease in gross profit resulted in a net loss of $3,736 in the current year quarter compared to a net income of $219 in the third quarter of 2006.

The decrease in revenues is primarily due to lower Consumer Products revenues as we continue to wind-down our Consumer Products business. The decreased revenues were partially offset by increased revenues in our Agency Services and Promotional Product segments. Our Upshot agency, in the Agency Services segment, has posted double digit growth during the quarter, relative to 2006, as a result of increases in retainer revenues as well as the result of work performed for new clients. In the Promotional Products segment, higher domestic revenues for our Logistix agency were partially offset by a significant decline in our European business. We expect a slight increase in revenues for the fourth quarter of this year relative to the third quarter, due to seasonal factors.

Our third quarter 2007 performance was negatively impacted by impairment charges totaling $3,265 for the write-off the remaining balance of goodwill and trademark as well as an impairment of a portion of the fixed assets related to the Logistix (U.K.) agency. See “Impairment of Assets” below.

On September 5, 2007, we announced that Equity Marketing’s contracted role as the primary promotional products and premiums manufacturing agency of record for our largest client, representing approximately 90 percent of revenues from this client and approximately 45 percent of our total revenues, has been extended through 2009. This extension includes premium programs shipping through the end of 2010 and into 2011. However, Equity Marketing will be transitioning out of certain other retained agency services at the end of 2007 representing the remaining balance of its revenues from this client. Further, two key employees will depart the Equity Marketing agency at the end of the year to establish their own creative agency to address these services. We expect to more than offset the lost margins resulting from the transition of these services through a reduction in associated overhead, other internal efficiencies and cost reductions.

Despite our recent history of operating losses, we are focused on a return to meaningful profitability in 2008 and we are deeply engaged in a comprehensive review of our business to assure not only that our operating expenses are aligned with revenues, but also that our client-by-client and program-by-program revenue models meet minimum profitability standards. In connection with the review, we announced plans to integrate the operations of our Equity Marketing and Logistix agencies, we initiated a “Lean” enterprise process improvement program designed to streamline our operations, and we are implementing two restructuring plans prior to year-end (see “Subsequent Events” below). The restructurings plans will reduce annual operating expenses by approximately $2,600, primarily through reductions in U.S. and European-based headcount.

In addition, we have already taken steps in Europe to reduce headcount over the past two months and the planned transition of certain other agency services for our largest client at year-end (discussed above) will result in departures of related personnel in the U.S.. As a result of this, we expect a further reduction in annual operating expenses of approximately, $3,400 in addition to the expected annual savings resulting from the restructuring plans.

The changes discussed above are expected to impact our 2008 revenue mix. While we anticipate a moderate decline in Agency Services revenues from our largest client, such declines should be offset by expected growth in revenues at Upshot. While we do not expect significant near-term growth in revenues in our Promotional Products segment, cost reductions and process improvements are expected to improve our overall profitability in 2008 and beyond.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2	75.2	73.7	75.7
Minimum royalty shortfall gain	--	--	(0.1)	--
Gross profit	26.8	24.8	26.4	24.3
Operating expenses:
Salaries, wages and benefits	15.3	15.9	15.9	17.2
Selling, general and administrative	10.7	10.6	11.2	11.2
Restructuring charge (gain)	(0.1)	--	1.0	--
Impairment of assets	--	7.7	--	2.8
Total operating expenses	25.9	34.2	28.1	31.2
Income (loss) from operations	0.9	(9.4)	(1.7)	(6.9)
Other income (expense), net	(0.3)	0.4	(0.2)	0.1
Income (loss) before provision (benefit) for income taxes	0.6	(9.0)	(1.9)	(6.8)
Provision (benefit) for income taxes	0.1	(0.2)	0.1	0.1
Net income (loss)	0.5%	(8.8)%	(2.0)%	(6.9)%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 (In Thousands):

Revenues

Revenues for the three months ended September 30, 2007 decreased $546, or 1.3%, to $42,532 from $43,078 in the comparable period in 2006.

Promotional Products revenues increased $820, or 2.6%, to $32,881 primarily as a result of higher revenues at our Logistix agency resulting from a large holiday promotional program. This was partially offset by a decrease at our Logistix (U.K.) business due to the challenging environment in Europe as well as a decrease in revenues from our largest client. Net foreign currency translation had a favorable impact to revenues of approximately $263 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues increased $772, or 10.0%, to $8,455. This increase is attributable to an increase in project work from new business and higher levels of retainer revenues from our existing clients at our Upshot agency. This increase was partially offset by lower revenues for our Logistix (U.K.) business and lower agency services fees from our largest client.

Our Consumer Products segment revenues decreased $2,138, or 64.1%, to $1,196. The decrease is primarily attributable to the continued wind-down of the non-core business. For the three months ended September 30, 2007, the only remaining license agreement after the wind-down was for Crayola® product. Our third quarter 2006 Consumer Product revenues were primarily comprised of Mighty Helmet Racers™, Crayola® and JoJo’s Circus™ product.

Cost of sales and gross profit

Cost of sales increased $457 to $31,988 (75.2% of revenues) for the three months ended September 30, 2007 from $31,531 (73.2% of revenues) in the comparable period in 2006 primarily as a result of an increase in direct outside costs associated with our increased agency services revenues. Net foreign currency translation had an unfavorable impact to cost of sales of approximately $177 for Logistix (U.K.) versus the prior year period average exchange rates.

Our gross profit percentage decreased to 24.8% for the three months ended September 30, 2007 from 26.8% in the comparable period for 2006.

The gross profit percentage for our Promotional Products segment for the three months ended September 30, 2007 decreased to 22.0% compared to 27.1% for the comparable period in 2006. This decrease is attributable to lower levels of high margin creative fees and lower margins on promotional programs.

The gross profit percentage for our Agency Services segment for the three months ended September 30, 2007 increased to 34.3% compared to 30.9% for the comparable period in 2006. This increase is primarily attributable to a higher level of fee-based revenues from new and existing clients as compared to the same period last year. The increase is also attributable to a decrease in direct outside costs associated with an increase in project work at our Upshot agency. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross profit. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment for the three months ended September 30, 2007 increased to 34.2% compared to 14.8% for the comparable period in 2006. This increase in the margin is attributable to a better sales mix of Crayola® product and fewer close-out sales of older product lines as compared to the same period last year.

Salaries, wages and benefits

Salaries, wages and benefits increased $171, or 2.6%, to $6,760 (15.9% of revenues) for the three months ended September 30, 2007 from $6,589 (15.3% of revenues) in the comparable period for 2006. This increase was primarily attributable to annual employee merit increases, an increase in severance expense and an increase in expense for restricted stock units. Net foreign currency translation had an unfavorable impact to salaries, wages and benefits of approximately $136 for Logistix (U.K.) versus the prior year period average exchange rates.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $115, or 2.5%, to $4,496 (10.6% of revenues) for the three months ended September 30, 2007 from $4,611 (10.7% of revenues) in the comparable period for 2006. The decrease is attributable to a reduction in commissions, freight out and third party warehousing expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease is also attributable to lower bank charges for our credit facility with Bank of America, partially offset by an increase in higher costs for information technology consulting and consulting related to Sarbanes-Oxley compliance. Net foreign currency translation had an unfavorable impact to selling, general and administrative expenses of approximately $53 for Logistix (U.K.) versus the prior year period average exchange rates.

Restructuring gain

We recorded a restructuring gain of $62 ((0.1)% of revenues) for the three months ended September 30, 2006. This gain is primarily related to a partial reversal of previously recorded employee termination benefits as a result of lower costs than initially estimated. This gain was partially offset by charges related to staff reductions in our Hong Kong office. See “Restructuring and Minimum Royalty Guarantee Shortfalls” below.

Impairment of assets

We recorded charges for the impairment of assets of $3,265 (7.7% of revenues) for the three months ended September 30, 2007. These charges relates to impairment of goodwill, trademark and fixed assets of the Logistix (U.K.) reporting unit. See “Impairment of Assets” below.

Other income (expense)

Other income (expense) increased $296 to $156 for the three months ended September 30, 2007 from $(140) in the comparable period for 2006. The increase is primarily due to foreign currency gains as a result of the strengthening of the Euro relative to the British pound as well as the continued weakening of the U.S. Dollar relative to the British pound. The increase also is due to a decrease in net interest expense of $116 from net interest expense of $132 in the comparable period for 2006.

Provision (benefit) for income taxes

Income tax expense (benefit) was $50 and $(85) for the three months ended September 30 2006 and 2007, respectively. In 2006 and 2007, we recorded a tax provision for our Asia-based operations and recognized no tax provision (benefit) from our operations in the United States and the United Kingdom due to our valuation allowance. In 2007, the tax provision for our Asia based operations was more than offset by approximately $200 for a reversal of a deferred income tax liability associated with the Logistix (U.K.) trademark which was written-off during the three months ended September 30, 2007 (see “Impairment of Assets”).

Net income (loss)

We incurred a net loss of $3,736 (8.8% of revenues) in 2007 from a net income of $219 (0.5% of revenues) in 2006. This decline in profitability is primarily due to the impairment of assets for Logistix (U.K.) and lower gross profit.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 (In Thousands):

Revenues

Revenues for the nine months ended September 30, 2007 decreased $7,539, or 6.0%, to $118,319 from $125,858 in the comparable period in 2006. Promotional Products revenues decreased $3,161, or 3.3%, to $91,340 primarily attributable to the wind-down of our non-core Consumer Products business. The decrease is also attributable to lower revenues from our largest client and lower revenues at our Logistix agency resulting from the challenging environment in Europe and fewer promotional programs. Net foreign currency translation had a favorable impact to revenues of approximately $1,621 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues decreased $800, or 3.4%, to $22,725. The decrease is attributable to lower revenues at our Logistix (U.K.) business as a result of a large program in 2006 that was not repeated in 2007. This decrease was partially offset by an increase at our Upshot agency attributable to new business and higher levels of retainer revenues from our existing clients.

Our Consumer Products segment revenues decreased $3,578, or 45.7%, to $4,254. The decrease is primarily attributable to the wind-down of the non-core business. For the nine months ended September 30, 2007, the only remaining license agreement after the wind-down was for Crayola® product. For the nine months ended September 30, 2006, Consumer Product revenues were primarily comprised of Crayola® , JoJo’s Circus™ and Mighty Helmet Racers™ product.

Cost of sales and gross profit

Cost of sales decreased $3,165 to $89,591 (75.7% of revenues) for the nine months ended September 30, 2007 from $92,756 (73.7% of revenues) in the comparable period in 2006 primarily due to lower sales volume in 2007. Net foreign currency translation had an unfavorable impact to cost of sales of approximately $1,258 for Logistix (U.K.) versus the prior year period average exchange rates.

Our gross profit percentage decreased to 24.3% for the nine months ended September 30, 2007 from 26.4% in the comparable period for 2006.

The gross profit percentage for our Promotional Products segment for the nine months ended September 30, 2007 decreased to 22.0% compared to 25.4% for the comparable period in 2006. This decrease is attributable to lower levels of high margin creative fees and lower margins on promotional programs.

The gross profit percentage for our Agency Services segment for the nine months ended September 30, 2007 decreased to 30.9% compared to 31.2% for the comparable period in 2006. This decrease is primarily attributable to a lower level of fee-based revenues from our largest client as compared to the same period last year. This decrease was partially offset by a higher level of retainer revenues and project fees from new and existing clients at our Upshot agency. The decreased margins were also offset by a decrease in the level of direct outside costs relative to the same period in 2006. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross profit. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment for the nine months ended September 30, 2007 increased to 37.7% compared to 24.0% for the comparable period in 2006. This increase in the margin is attributable to a better sales mix of Crayola® product and fewer close-out sales of older product lines as compared to the same period last year. For the nine months ended September 30, 2006, a gain of $88 was recorded on the partial reversal of a previously recorded minimum royalty guarantee shortfall charge recorded in the fourth quarter of 2004. Excluding the impact of the gain on the reversal of previously recorded minimum royalty guarantee shortfalls, the gross profit percentage would have been 22.9% in 2006.

Salaries, wages and benefits

Salaries, wages and benefits increased $263, or 1.3%, to $20,294 (17.2% of revenues) for the nine months ended September 30, 2007 from $20,031 (15.9% of revenues) in the comparable period for 2006. This increase was primarily attributable to annual employee merit increases, an increase in severance expense, an increase in retention and signing bonuses and an increase in expense for restricted stock units, partially offset by a lower average headcount in 2007 compared to the same period in 2006. Net foreign currency translation had an unfavorable impact to salaries, wages and benefits of approximately $449 for Logistix (U.K.) versus the prior year period average exchange rates.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $716, or 5.1%, to $13,359 (11.3% of revenues) for the nine months ended September 30, 2007 from $14,075 (11.2% of revenues) in the comparable period for 2006. The decrease is attributable to a decrease in freight out and third party warehousing expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease is also attributable to lower occupancy costs resulting from the termination of an office and warehouse lease in Ontario, California. These decreases were partially offset by higher costs for information technology consulting, higher spending on marketing and public relations and consulting related to Sarbanes-Oxley compliance. Net foreign currency translation had an unfavorable impact to selling, general and administrative expenses of approximately $174 for Logistix (U.K.) versus the prior year period average exchange rates.

Restructuring charge

We recorded a restructuring charge of $1,310 (1.0% of revenues) for the nine months ended September 30, 2006. This charge represents severance expenses and other termination costs related to the reorganization of the SCI Promotion agency, the elimination of three centralized senior management positions, the elimination of two senior management positions as a result of the consolidation of SCI Promotion, Pop Rocket and Megaprint Group into the new Logistix agency and staff reductions in our Hong Kong office. See “Restructuring and Minimum Royalty Guarantee Shortfalls” below.

Impairment of assets

We recorded charges for the impairment of assets of $3,265 (2.8% of revenues) for the nine months ended September 30, 2007. These charges relates to impairment of goodwill, trademark and fixed assets of the Logistix (U.K.) reporting unit. See “Impairment of Assets” below.

Other income (expense)

Other income increased $342 to $153 for the nine months ended September 30, 2007 from other expense of $189 in the comparable period for 2006. The increase is primarily due to foreign currency gains as a result of the strengthening of the Euro relative to the British pound. The increase is also due to interest income in 2007 of $56 compared to net interest expense of $178 in the comparable period for 2006.

Provision for income taxes

Income tax expense was $98 and $111 for the nine months ended September 30 2006 and 2007, respectively. In 2006 and 2007, we recorded a tax provision for our Asia-based operations and recognized no tax provision (benefit) from our operations in the United States and the United Kingdom due to our valuation allowance. In 2007, the tax provision for our Asia based operations was partially offset by approximately $200 for a reversal of a deferred income tax liability associated with the Logistix (U.K.) trademark which was written-off during the nine months ended September 30, 2007 (see “Impairment of Assets”).

Net loss

Net loss increased $5,635 to $8,148 (6.9% of revenues) in 2007 from $2,513 (2.0% of revenues) in 2006. This increase is primarily due to the impairment of assets for Logistix (U.K.) and a decrease in sales volume in 2007 and fewer high margin creative fees earned.

This increase was partially offset by a restructuring charge recorded in 2006.

Financial Condition and Liquidity

At September 30, 2007, cash and cash equivalents were $5,548, compared to $8,677 as of December 31, 2006. At September 30, 2007, restricted cash was $375, compared to $1,319 as of December 31, 2006. The decrease in cash and cash equivalents was attributable to cash flows used in operating activities.

As of September 30, 2007, working capital was $5,531 compared to $9,963 at December 31, 2006. Cash used in operations for the nine months ended September 30, 2007 was $2,994 compared to $6,124 in the prior year period. Cash flows used in operations in the nine months ended September 30, 2007 were primarily the result of the net loss nine months ended September 30, 2007. Cash flows used in investing activities for the nine months ended September 30, 2007 were $136 compared to $2,740 in the prior year. This decrease is primarily the result of restricted cash used to fund a bank guarantee to a new vendor of our Logistix (U.K.) subsidiary in 2006—the restriction on most of the cash has been lifted in 2007. Furthermore in 2006, the former Megaprint shareholders were paid $313 upon release of a purchase price holdback. Cash flows from financing activities for the nine months ended September 30, 2007 were zero compared to cash provided of $5,218 as a result of short-term borrowings that was partially offset by the payment of preferred stock dividends for the nine months ended September 30, 2006. The reduction in cash used in financing activities is due to the elimination of preferred stock dividends effective April 1, 2006 (see “Preferred Stock” below).

As of September 30, 2007, our net accounts receivable decreased $138 to $24,189 from $24,327 at December 31, 2006. The decrease was due to the seasonal nature of our business, as the fourth quarter tends to be the highest volume quarter of the year resulting in our highest accounts receivable levels each year.

As of September 30, 2007, inventories increased $1,920 to $8,306 from $6,386 at December 31, 2006. This increase is attributable to the timing of shipments of products in the Promotional Products segment related to fourth quarter 2007 programs. Consumer Products inventories represent 23.6% and 24.1% of total inventories as of December 31, 2006 and September 30, 2007, respectively. Promotional product inventory used in Promotional Products generally has lower risk than Consumer Product inventory, as it usually represents product made to order.

As of September 30, 2007, accounts payable decreased $275 to $19,963 from $20,238 at December 31, 2006. This decrease was attributable to the payment of liabilities related to fourth quarter 2006 promotional programs. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year.

As of September 30, 2007, accrued liabilities increased $509 to $14,749 from $14,240 at December 31, 2006. This increase is primarily attributable to an increase in deferred revenue that we expect to earn in the fourth quarter of 2007.

As of the date hereof, we believe that cash from operations, cash on hand at September 30, 2007 and our credit facility will be sufficient to fund our working capital needs for the next twelve months and for the foreseeable future. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of September 30, 2007 are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$975	$3,859	$3,672	$542	$448	$1,112	$10,608
Guaranteed Royalties	-	280	--	--	--	--	280
Employment Agreements	1,262	1,575	--	--	--	--	2,837
Total	$2,237	$5,714	$3,672	$542	$448	$1,112	$13,725

We had no material commitments for capital expenditures at September 30, 2007. Letters of credit outstanding as of December 31, 2006 and September 30, 2007 totaled $310 and $3,010, respectively.

Restructuring and Minimum Royalty Guarantee Shortfalls

As a result of the wind-down of a substantial majority of our Consumer Products business, in 2004 we recorded a charge relating to minimum royalty guarantee shortfalls on several Consumer Products licenses. In 2006, we reached a settlement with one of our licensors which resulted in a reversal of $88. The gain was recorded as a minimum royalty guarantee shortfall gain in the consolidated statements of operations for the nine months ended September 30, 2006.

In connection with the Consumer Products wind-down, we incurred a charge for one-time employee termination benefits and other costs. For the three months ended September 30, 2006, we recorded a gain of $13 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2006, we incurred $38. The entire amount is attributable to the Consumer Products segment.

In 2006, we eliminated several centralized corporate positions as a result of an ongoing realignment of centralized resources. As a result, we incurred a charge for one-time employee termination benefits and other costs. For the three months ended September 30, 2006, we recorded a gain of $107 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended 2006, we incurred $58. The entire amount is attributable to the corporate segment.

In 2006, we eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs. For the three months ended September 30, 2006, we recorded a gain of $31 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2006, we incurred $53. The entire amount is attributable to the Promotional Products segment.

As part of our decision to reorganize and consolidate SCI Promotion’s offices in Ontario, California with its Los Angeles office, we recorded a charge for one-time employee termination benefits and other costs. For the three months ended September 30, 2006, we recorded a gain of $5 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the nine months ended September 30, 2006, we incurred an additional $784 for employee termination benefits and other costs. The entire amount is attributable to the Promotional Products segment.

As part of our decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, we eliminated two senior management positions. We recorded a charge for one-time employee termination benefits and other costs totaling $283 for the nine months ended September 30, 2006. The entire amount is attributable to the Promotional Products segment.

In 2006, we made a decision to reorganize our Hong Kong office to better align our operations with the current business needs. As a result, we recorded a charge of $94 for one-time termination benefits associated with staff reductions in our Hong Kong office. For the three and nine months ended September 30, 2006, we recorded a charge of $94. The entire amount is attributable to the corporate segment.

The following table summarizes activity in our restructuring reserve.

	Pop Rocket*	Centralized Corporate*	Los Angeles Office Sublease	Logistix (U.K.)*	SCI Promotion*	Logistix Consolidation*	Hong Kong*	Total

Original charge	$746	$622	$184	$568	$640	$-	$-	$2,760
Utilization in 2005	(513)	(261)	-	(137)	(110)	-	-	(1,021)

Reserve at December 31, 2005	233	361	184	431	530	-	-	1,739
Additional charge	-	165	-	78	363	-	-	606
Utilization	(164)	(235)	(101)	(4)	(306)	-	-	(810)

Reserve at March 31, 2006	69	291	83	505	587	-	-	1,535
Additional charge	51	-	-	6	426	283	-	766
Utilization	(83)	(155)	(5)	(318)	(589)	(37)	-	(1,187)

Reserve at June 30, 2006	37	136	78	193	424	246	-	1,114
Partial reversal of previously recorded one-time employee termination benefits and other related costs	(13)	(107)	-	(31)	(5)	-	-	(156)
Additional charge	-	-	-	-	-	-	94	94
Utilization	(24)	(29)	(6)	(40)	(236)	(134)	(94)	(563)

Reserve at September 30, 2006	-	-	72	122	183	112	-	489
Partial reversal of previously recorded one-time employee termination benefits and other related costs	-	-	-	(36)	(61)	-	-	(97)
Utilization	-	-	(5)	(65)	(113)	(90)	-	(273)

Reserve at December 31, 2006	-	-	67	21	9	22	-	119
Utilization	-	-	(6)	(21)	(6)	-	-	(33)

Reserve at March 31, 2007	-	-	61	-	3	22	-	86
Utilization	-	-	(5)	-	-	-	-	(5)

Reserve at June 30, 2007	-	-	56	-	3	22	-	81
Utilization	-	-	(6)	-	-	-	-	(6)

Reserve at September 30, 2007	$-	$-	$50	$-	$3	$22	$-	$75

* One-time employee termination benefits and other related costs.

Impairment of Assets

Management determined that recent sustained declines in quoted market price of our common stock represent an event or change in circumstance that would more likely than not reduce the fair value of certain of our assets. Furthermore, management considered the current period operating loss combined with a history of operating losses and determined that a “triggering event” had occurred and an impairment review was necessary ahead of the annual impairment review which would normally occur in the fourth quarter. As a result of this review, we determined that certain assets at our Logistix (U.K.) agency were impaired and recorded charges of $3,265 in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007. These charges were composed of goodwill impairment of $2,385, trademark impairment of $609, and fixed asset impairment of $271. These charges are for write-downs of assets in the Promotional Products segment.

The impairment of the Logistix (U.K.) trademark was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The impairment test required us to estimate the fair value of our trademark. We tested these trademarks at the reporting unit level. We estimated fair value based on projections of the future cash flows of the reporting unit. We then compared the carrying value of the trademark to our fair value. Since the fair value of the trademark was less than its carrying value, the difference of $609 was the impairment charge recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007. During this period we also recorded approximately $200 of a benefit for income taxes for a reversal of the deferred income tax liability associated with this trademark.

The impairment for fixed assets was assessed in accordance with the provisions of SFAS 144. In performing the test, we determined the total of the expected future undiscounted cash flows directly related to the existing potential of Logistix (U.K.) was less than the carrying value of that reporting unit; therefore, the analysis indicated an impairment charge. The impairment charge of $271 recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 represented the difference between the fair value of the assets and their carrying value as of September 30, 2007.

The impairment of goodwill was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the reporting unit when performing the impairment test for goodwill. The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of each of our reporting units to their fair value. Since the fair value of the Logistix (U.K.) reporting unit was less than the carrying amount of its net tangible and intangible assets, an impairment charge of $2,385, associated with the remaining balance of Logistix (U.K.) goodwill, was recorded in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

At September 30, 2007, there was no remaining carrying value for goodwill and trademark associated with the Logistix (U.K.) reporting unit.

Credit Facilities

On March 29, 2006, we entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of our assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Borrowing availability is determined on a weekly basis and fluctuates primarily with the levels of eligible accounts receivable which vary based on the timing of promotional programs. For the nine months ended September 30, 2007, borrowing availability has ranged from $4,311 to $11,749. The Facility was used to issue letters of credit.

Interest on outstanding borrowings is based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. We are also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. As of December 31, 2006 and September 30, 2007, the marginal interest rate on available borrowings under the Facility was 9.0% and 8.5%, respectively. As of September 30, 2007, we were in compliance with the restrictions and covenants.

As of September 30, 2007, there were no outstanding borrowings under the Facility. Letters of credit outstanding under the Facility as of December 31, 2006 and September 30, 2007 totaled $310 and $3,010, respectively.

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

The Crown Transaction was closed on June 30, 2006. We accounted for the transaction as a modification of equity instruments. As a result, the decrease in the fair value of the Series AA Stock was recorded as a reduction to redeemable preferred stock of $873 with an offset to net income available to common stockholders. The increased in the value of the common stock warrants was recorded as an increase to additional paid-in capital of $873 with an offset to net income available to common stockholders. There was no impact to income available to common stockholders. Direct outside costs related to this transaction totaled $157 and were recorded as a reduction to additional paid-in capital.

The Series AA Stock is recorded in the accompanying condensed consolidated balance sheets at its Liquidation Preference net of issuance costs and excess of Preferred Stock warrant redemption. The issuance costs total approximately $1,951.

Application of Critical Accounting Policies and Estimates

EMAK’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2006 and have not changed during the first nine months of 2007.

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

Subsequent Events

On September 5, 2007, we announced the completion of a thorough business review and plans to integrate the operations of its Equity Marketing and Logistix agencies. In connection with this integration and the planned exit of certain other agency services at the end of 2007we finalized on October 29, 2007 a restructuring plan that we will implement prior to year-end. This restructuring plan will reduce annual operating expenses by approximately $1,900 as a result of reductions in U.S. headcount. In addition, we are analyzing options for our Los Angeles office facility. Substantially all of the actions related to this restructuring should be completed by the end of the second quarter of 2008. Total one-time employee termination benefit costs related to the agency consolidation restructuring are estimated at approximately $200 and are expected to be recorded over the next two quarters. Such costs are expected to result in future cash expenditures.

Our Promotional Products business in Europe continues to face a deteriorating marketing environment as a result of regulatory concerns over marketing to children, which has resulted in year-over-year declines in revenues and profitability. To align its cost structure with its expected level of revenue, on October 29, 2007, we finalized a restructuring plan to reduce its workforce in the region. In addition, we are analyzing options for our European office facilities. Substantially all of the actions related to this restructuring should be completed by the end of the second quarter of 2008. Total one-time employee termination benefit costs related to the European restructuring are estimated at approximately $100 and are expected to be recorded over the next two quarters. Such costs are expected to result in future cash expenditures. We expect the actions will result in a reduction of annualized operating expenses of approximately $700.

Effective November 9, 2007, Upshot, Inc., a wholly-owned subsidiary of EMAK Worldwide, Inc, entered into a thirteen (13) year lease agreement with 350 North Orleans L.L.C., the landlord, pursuant to which we will lease approximately 41,486 square feet of office space to serve as the Upshot’s new headquarters which is located at 350 West Mark Center, Chicago, Illinois.  The commencement date will be May 1, 2008 or four calendar months after the Landlord delivers the premise for Upshot’s construction of tenant improvements.  Upshot’s minimum monthly rent is $94 plus tax per month in the first year and will increase approximately 2.5% every year thereafter.  We will also be responsible for our proportionate share increases beyond the base year expense, which is established to be approximately 3.4%, of the direct operating and maintenance expenses of the building.  The lease provides full abatement of the base rent for the first fifteen months following the commencement date and approximately $44 in additional reductions in the base rent over the sixteenth through thirty-second months of the lease term.  In accordance with FASB No. 13, beginning November 2007, we will recognize lease expense on a straight-line basis.  We will continue to recognize lease expense through March 31, 2009 for the current occupied office space at 303 East Wacker Dive, Chicago, Illinois.  We believe that its facilities are adequate for our current needs.

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

Our stock price has fluctuated widely, ranging from $1.23 to $7.30 per share during the twelve month period ended September 30, 2007. Our stock price will likely continue to fluctuate in response to factors such as quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007.

In the Company’s quarterly report on Form 10-Q, management has concluded that a material weakness in internal control over financial reporting existed as of September 30, 2007 and has concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, as a result of the material weakness described below.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2007, the Company did not maintain effective controls over the timely identification of a “triggering event” for impairment testing in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This control deficiency resulted in an audit adjustment to the interim condensed consolidated financial statements for the quarter ended September 30, 2007. Additionally, this control deficiency could result in a misstatement of goodwill and other intangible assets, accumulated deficit, net income (loss) available to common stockholders and net income (loss) per share that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan

The Company will make changes to its internal control over financial reporting during the fourth quarter of 2007 that are intended to remediate the material weakness described above, including the establishment of additional controls to improve the design of internal controls with respect to identification of “triggering events” for impairment testing pursuant to SFAS No. 142.

Specifically, the proposed changes will include a more formal process to document and review the impact of the Company’s decline in quoted market price as a potential indicator of impairment, to ensure that goodwill is tested for potential impairment in accordance with generally accepted accounting principles. This process will be completed on a quarterly basis.

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

EMAK Worldwide, Inc.

Date	November 19, 2007	/s/ Roy Dar
Roy Dar Senior Vice President, Controller (Principal Accounting Officer)