Form 10-K
period 2007-12-31
EMAK Worldwide, Inc.
filed 2008-03-31
CIK 911151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,507,231.

Number of shares outstanding of registrant’s common stock, $.001 par value, as of March 28, 2007: 6,883,677 shares

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to registrant’s 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

EMAK WORLDWIDE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

YEAR ENDED DECEMBER 31, 2007

ITEMS IN FORM 10-K

PART I

ITEM 1.	BUSINESS

($000’s omitted, except share and per share amounts)

Except as expressly indicated or unless the context otherwise requires, as used herein, “EMAK,” the “Company,” “we,” “our,” or “us,” means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Overview

EMAK is the parent company of a family of marketing services agencies including Equity Marketing, Logistix, Mega and Upshot. Our agencies are experts in “consumer activation,” offering strategy-based marketing programs that directly impact consumer behavior. Our agencies provide strategic planning and research, consumer insight development, entertainment marketing, design and manufacturing of custom promotional products, kids and family marketing, event marketing, shopper marketing and environmental branding. Our blue-chip clients include Burger King Corporation, Frito-Lay, Kellogg, Kohl’s, Kraft, Macy’s, Miller Brewing Company and Procter & Gamble, among others. EMAK is headquartered in Los Angeles with offices in Chicago, Amsterdam, Frankfurt, London, Paris and Hong Kong.

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

Our History and Vision

Over the last several years, EMAK sought to diversify and grow its Marketing Services skills, geographic reach and client base through the pursuit of strategic acquisitions. Our acquisitions included Logistix (July 2001), Upshot (July 2002), SCI Promotion (September 2003), Johnson Grossfield (February 2004) and Megaprint Group (November 2004). While these acquired agencies leveraged our infrastructure, added new clients and complementary service offerings, and offered new channels of distribution or territories, as reflected in the non-cash goodwill and other intangibles impairment charges recorded in 2004, 2005 and 2007 which total $40,276, our historical efforts at integration met with limited success.

In 2006, our efforts turned to the true integration of our acquired agencies and the streamlining of the organization’s cost structure in order to optimize the sharing of intellectual assets and the leveraging of our infrastructure. These efforts had a visible impact in 2006, with operating expenses decreasing by over 50% to better align our cost model with current client needs.

In 2007, while our Agency Services business grew and our domestic Promotional Products business stabilized, our European-based Promotional Products business fell substantially due to the continued shift away from kids marketing in the region. Management was again challenged to adjust the size and structure of the organization to better align costs with revenue. These adjustments, which will become visible in the first quarter of 2008, are expected to result in significant additional declines in EMAK’s overhead. We have streamlined the organization and established a more efficient operating structure that can be leveraged to support profitable growth.

As we move forward, our focus for 2008 and beyond is new business development and the organic growth of our family of agencies. We expect spending on marketing services to outpace that of traditional advertising for the foreseeable future. We are working to position our agencies to take advantage of this trend and to drive long-term growth in our business over the next several years at rates that exceed the averages of traditional advertising businesses.

Business Segments

During the three year period ended December 31, 2007, EMAK’s business was classified into three reportable business segments, namely Agency Services, Promotional Products and Consumer Products. These business segments were defined in a manner consistent with EMAK’s current organizational structure, internal reporting, allocation of resources and operational decision-making. Effective January 1, 2008, as a result of recent changes in management and agency structure and to be consistent with the way management now views business units internally, we consolidated our Consumer Products segment with our Promotional Products segment. In the future the Company will report its marketing services business as two separate reportable segments: Agency Services and Promotional Products.

Our Agency Services revenues for the years ended December 31, 2005, 2006 and 2007 were $20,766, $30,133 and $31,769, or 9%, 16%

and 19% of total revenues, respectively. Our Promotional Products revenues for the years ended December 31, 2005, 2006 and 2007 were $176,416, $141,083 and $126,612, or 79%, 78% and 77% of total revenues, respectively. Our Consumer Products revenues for the years ended December 31, 2005, 2006 and 2007 were $26,215, $10,181 and $5,793, or 12%, 6% and 4% of total revenues, respectively.

A single client, Burger King, accounted for approximately 52%, 48% and 47% of our total revenues for the years ended December 31,

2005, 2006 and 2007, respectively.

Agency Services

Our Agency Services businesses have expertise in promotional, event and collaborative marketing, retail design and environmental branding. We have experience across a broad array of industries, including apparel, automotive, beer, soft drinks, spirits, candy, consumer packaged goods, financial services, greeting cards, home electronics, hospitality, government services, pharmaceuticals, telecommunications and timeshares.

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

Promotional Products

Our largest Promotional Products offering is the design and implementation of fully-integrated promotional marketing programs that incorporate products used as free premiums or sold in conjunction with the purchase of other products at retail.

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

We perform a wide range of creative, design, development, production and fulfillment services for our clients, including:

•	assisting clients in understanding the consumer through creative research and planning;
•	assisting clients with promotional strategy, calendar planning and concept development;
•	evaluating intellectual properties for which licenses are available;
•	advising clients as to which licenses are consistent with their marketing objectives;
•	assisting clients in procuring licenses;
•	proposing specific product and non-product based promotions often utilizing the properties secured by our clients;
•	developing promotional concepts and designs based on the property;
•	providing the development and engineering necessary to translate the property, which often consists of two-dimensional artwork, into finished products;
•	obtaining or coordinating licensor approval of product designs, prototypes and finished products;
•	contracting for and supervising the manufacture of products;
•	arranging for safety testing to customer and regulatory specifications by independent testing laboratories; and
•	arranging insurance, customs clearance and, in most instances, the shipping of finished products to the client.

In some instances, customers obtain license rights or develop promotions concepts independently and engage us only to design and produce specific products. More often, we provide the full range of our services.

EMAK pursues promotions opportunities worldwide. Our international promotions often include unique products and promotional programs tailored to local markets as well as the use of program elements from promotions originally run in the United States. A significant number of our clients are now running promotions globally—a trend we believe will continue to accelerate in the future.

Consumer Products

EMAK’s Consumer Products business designs, contract manufactures and markets toys and other consumer products for sale to major mass-market retailers, specialty market retailersand various international distributors. Our products are primarily based upon trademarks, characters and other intellectual properties we license from major entertainment companies. In some cases, our products are based on the same licensed properties used by our Marketing Services division.

The Consumer Products business typically requires a significant investment in inventory, which, since it is not made to order, is at risk of obsolescence. In addition, this business requires large commitments for royalty guarantees that have resulted in significant losses in previous years.

In May 2002, the Company entered into a licensing agreement,which runs through December 2008, with Binney & Smith, the maker of Crayola® products. The Company designs and produces a full line of Crayola®-branded bath toys, bath activities and bath art sets for distribution to mass and specialty markets. Binney & Smith is the world’s leading producer of children’s art products.

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

Effective January 1, 2008, as a result of recent changes in management and agency structure and to be consistent with the way management now views business units internally, we consolidated our Consumer Products segment with our Promotional Products segment. In the future the Company will report its marketing services business as two separate reportable segments: Agency Services and Promotional Products.

Backlog

Order backlog at March 29, 2007 and March 28, 2008 was approximately $110,000 and $94,000, respectively. The Company expects the 2008 order backlog to be filled by December 31, 2008.

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

During 2007, approximately 96% of our products were manufactured in China. China currently enjoys permanent normal trade relations (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China’s accession to the World Trade Organization (“WTO”), which occurred in December 2001. Membership in the WTO substantially reduces the possibility of China losing its NTR status, which would result in increased manufacturing costs for us and those of our competitors sourcing products in China.

Virtually all of the raw materials used in our products are available from numerous suppliers. Our contract manufacturers generally do not have long-term supply contracts in place with their raw materials suppliers. Accordingly, we are subject to variations in the prices we pay to manufacturers for products, depending on what they pay for raw materials. An increase in the cost of raw materials, such as petroleum, could result in price increases that EMAK may not be able to fully pass on to customers. Any such increase could negatively impact our business, financial condition or results of operations.

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

In our core domestic Agency Services business, EMAK competes with subsidiaries of The Interpublic Group of Companies (including Draft Worldwide, Rivet, and Momentum), Arc Worldwide (a subsidiary of Publicis Groupe), Ogilvy Action (a subsidiary WPP), subsidiaries of Omnicom (Tracy Locke and Integer), and many independent agencies. Competition in the international marketing services industry includes the companies listed above as well as local companies in each market. We believe the principal competitive factors affecting our Agency Services business are the development of client marketing and promotional strategies, unique consumer insights, creative execution, license selection, price and service quality.

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

Our Consumer Products competitors include companies that have far more extensive sales and development staffs and significantly greater financial resources than EMAK. Our principal competitors are mid-sized toy companies like Playmates Holdings Limited, Play Along, Inc. and JAKKS Pacific, Inc. However, the toy industry includes major toy and game manufacturers such as Hasbro, Inc. and Mattel, Inc. that compete in some of the same product categories as EMAK. We believe the principal competitive factors affecting our Consumer Products business are license selection, price, product quality, distribution and play value.

Government Regulation

In the United States, our business is subject to the provisions of the Consumer Product Safety Act and the Federal Hazardous Substances Act, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug and Cosmetics Act, and the regulations promulgated pursuant to such statutes. The Consumer Product Safety Act and the Federal Hazardous Substances Act empower the Consumer Product Safety Commission to protect the public against unreasonable risks of injury associated with promotional and consumer products, including toys and other articles. The Consumer Product Safety Commission has the authority to exclude from the market articles that are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the Consumer Product Safety Commission is subject to court review. Violations of the Acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world.

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

Employees

As of December 31, 2007, EMAK employed a total of 309 individuals, including 233 individuals located in the United States, 37 individuals located in Europe and 39 individuals in Asia. In addition, we utilize freelance artists and other temporary staff on an ongoing basis in order to serve our clients needs. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following persons are the executive officers of EMAK as of the date of this report. Such executive officers are appointed annually by our Board of Directors and serve at the pleasure of the Board. The table below provides information with respect to our executive officers:

Name	Age	Position
James L. Holbrook, Jr.	48	Chief Executive Officer
Teresa L. Tormey	43	Chief Administrative Officer and General Counsel
Michael W. Sanders	38	Sr. Vice President and Chief Financial Officer
Duane V. Johnson	58	Sr. Vice President, Human Resources
Roy Dar	36	Sr. Vice President, Controller, and Principal Accounting Officer
Peter Boutros	44	Chief Executive Officer, Equity Marketing and Logistix
Brian D. Kristofek	40	Chief Executive Officer, Upshot

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

Teresa L. Tormey joined EMAK in November 2002 and is currently our Chief Administrative Officer and General Counsel, as well as our corporate Secretary. Ms. Tormey was promoted to her current position in February 2006. Ms. Tormey joined EMAK in November 2002 as Senior Vice President, General Counsel and Secretary and was later promoted to Executive Vice President in April 2004. Ms. Tormey is responsible for the supervision of the Company’s centralized corporate departments, including business affairs, corporate product integrity, human resources, information technology, investor relations and office administration. Ms. Tormey is also responsible for our global regulatory compliance, board administration and corporate governance functions. Ms. Tormey was previously in private law practice as a partner in the corporate finance and transactions group of Oppenheimer Wolff & Donnelly LLP. Ms. Tormey holds a Bachelor of Arts degree in economics from the University of California, Davis and a Juris Doctor from Pepperdine University School of Law.

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

Duane V. Johnson joined EMAK in 2004 and is currently Senior Vice President, Human Resources. Mr. Johnson was promoted to his current position in March 2007. Mr. Johnson joined EMAK in 2004 as Vice President, Human Resources. Prior to joining EMAK, Mr. Johnson was a human resources consultant from January 2003 to February 2004. From 1999 to December 2002, Mr. Johnson was Vice President, Human Resources of Joico International, a division of Shisheido of Japan. Mr. Johnson holds a Bachelors of Arts degree in psychology from California State University, Los Angeles.

Roy Dar joined EMAK in 1998 and is currently our Senior Vice President, Controller and Principal Accounting Officer. Mr. Dar was promoted to his current position in March 2007. Mr. Dar joined EMAK in June 1998 and has served as our Controller since March 1999. He was promoted to Vice President, Controller in April 2004. Prior to joining EMAK, Mr. Dar was serving as audit specialist with Arthur Andersen LLP. Mr. Dar holds a Bachelor of Arts degree in business economics from the University of California, Los Angeles and is a registered Certified Public Accountant.

Peter Boutros joined EMAK in 2006 and is currently Chief Executive Officer of our Equity Marketing and Logistix agencies. Mr. Boutros joined EMAK as Chief Executive, Logistix Worldwide in April 2006. Prior to joining EMAK, from February 2003 through July 2005, Mr. Boutros served as Chief Operating Officer of The Creata Company, a global marketing and manufacturing company, where he was responsible for the organization’s businesses in North America, Latin America, Europe, Japan and Austral/Asia. Prior thereto, Mr. Boutros spent ten years at The Walt Disney Company in various global positions, including Senior Vice President of worldwide licensing, Managing Director, Brazil, and Vice President, international marketing and global brand development for Disney Consumer Products. Mr. Boutros holds a diploma in business management from The Australian Institute of Technology.

Brian D. Kristofek joined EMAK in 2002 and is currently Chief Executive Officer of our Upshot agency. Mr. Kristofek was promoted to his current position in March 2007. Mr. Kristofek joined EMAK as President, Upshot, in connection with the acquisition of Upshot in July 2002, where he had served since 1996. Prior to joining Upshot, Mr. Kristofek was a brand manager at Anheuser Busch, focusing on Budweiser, Michelob and Specialty Beers. Mr. Kristofek holds a Bachelor of Arts degree in marketing and advertising from Marquette University.

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

Cautionary Statements and Risk Factors

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by EMAK or its representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; initiatives to enhance innovation, improve the execution of the core business, leverage scale and enter new categories, develop people, improve productivity, simplify processes and maintain client service levels; quality control and safety testing; potential impact of product recalls; supply chain operations; import and export licenses; integration of acquired companies and assets; operating efficiencies; capital framework; tax provisions; cost pressures and increases; profitability and the impact of recent organizational changes. EMAK is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Annual Report on Form 10-K and other statements or filings made by EMAK from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by EMAK with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

We Depend Significantly on One Key Customer

Our success is partly dependent on a single customer, Burger King (including its franchise purchasing cooperative Restaurant Services, Inc. (“RSI”) and various distribution companies), which accounted for approximately 52%, 48% and 47% of our revenues for the years ended December 31, 2005, 2006 and 2007, respectively. The termination or a significant reduction by Burger King of its business with us would adversely affect our business. The Burger King business is subject to significant year-to-year variability, and over recent periods has materially declined. The revenues generated by our business with Burger King decreased from $117,257 in 2005 to $87,865 in 2006 and $76,528 in 2007. Due to this volatility, the profitability of our business with Burger King is dependent on our ability to control related costs, many of which are fixed and cannot be reduced in response to decreases in the level of business. The success of our business with Burger King is also partially dependent on the overall success of the Burger

King restaurant system, whose sales could be negatively impacted by such factors as increased competition and product recalls. A continued reduction in our revenues from Burger King, if material, would adversely affect our business.

We Depend onKey Employees

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

We Face Credit Risk

We regularly extend credit to distribution companies in connection with our business with the Burger King system, which includes Supply Chain Services, LLC (“SCS”), which is a subsidiary of RSI. Sales to SCS represented 81.5% of our product sales to the Burger King System in 2007. Failure by SCS to honor their payment obligations to us could have a material adverse effect on our operations. Because of SCS’s established credit history with us, we do not believe that the concentration of receivables has a negative impact to our overall credit risk. We occasionally provide SCS with extended payment terms of up to 60 days. We also extend credit to several retailers in connection with various promotional programs as well as with our Consumer Products business. The mass-market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. Failure by one or more of these retailers to honor their payment obligations to us could have a material adverse effect on our business.

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

Our Business is Subject to Extensive Government Regulation and to Potential Product Liability Claims

Our business is subject to the provisions of, among other laws, the Federal Consumer Products Safety Act and the Federal Hazardous Substances Act, and rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair, or replace these products under certain circumstances. We cannot assure that defects in our products will not be alleged or found. Products that we develop and sell may expose us to liability from claims by users of such products for damages including, but not limited to, bodily injury or property damage. We currently maintain product liability insurance coverage in amounts that we believe are adequate. There can be no assurance that we will be able to maintain such coverage or obtain additional coverage on acceptable terms in the future, or that such insurance will provide adequate coverage against all potential claims. Products that we develop or sell may also expose us to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. We currently maintain product recall coverage in amounts that we believe are adequate to defray costs and damages resulting from product recall.

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

We Rely on Foreign Manufacturers

During 2007, approximately 96% of our products were manufactured in China. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in governmental policies. In addition, past outbreaks of Severe Acute Respiratory Syndrome (“SARS”) have been significantly concentrated in Asia, particularly in Hong Kong and in the Guangdong province of China, where many of our contract manufacturers are located. The development and manufacture of our products could suffer if a significant number of our employees in Hong Kong or the employees of our contract manufacturers in China contract SARS or other communicable diseases, or are otherwise unable to fulfill their responsibilities.

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

The Market Price of Our Common Stock is Likely to Be Volatile

Our stock price has fluctuated widely, ranging from $0.71 to $6.37 per share during 2007. Our stock price will likely continue to fluctuate in response to factors such as quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations.

We Are Exposed to Potential Risks and We Will Incur Costs as a Result of the Internal Control Assessment and Attestation Process Mandated by Section  404 of the Sarbanes-Oxley Act of 2002.

We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. In connection with the filing of our annual report for 2008, we are currently required to provide an auditor attestation on internal controls. The additional testing and the auditor attestation could cause us to incur significant costs, including increased accounting fees and staffing levels. While we believe that we are compliant with the management evaluation requirements of Section 404, if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance.

We May Have Limited Ability to Fully Use Our Recorded Tax Loss Carryforwards

We have accumulated approximately $10,499 of tax loss carryforwards to be used in future periods if we become profitable. If we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of these tax loss carryforwards even if we become profitable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Inapplicable.

ITEM 2.	PROPERTIES

Our corporate headquarters consists of approximately 42,000 square feet of space in Los Angeles, California under a lease that expires December 31, 2009. Our Equity Marketing and Logistix (U.S.) agency personnel, as well as our centralized corporate employees, occupy our Los Angeles facility. In Hong Kong, our Asia-based supply chain personnel occupy approximately 10,000 square feet of space in Kowloon, under a lease that expires August 31, 2008. We are currently in negotiations with our Hong Kong office landlord to extend our lease term. Logistix (U.K.) and Megaprint Group occupy approximately 7,400 square feet and 1,900 square feet of leased space in Gerrards Cross outside of London under leases that expire September 20, 2014 and September 19, 2011, respectively, approximately 2,200 square feet of leased space in Paris under a lease that expires January 31, 2013, and approximately 2,500 feet of space in Haarlem, the Netherlands under a lease that expires November 30, 2009. Upshot occupies approximately 30,000 square feet of leased space in Chicago, Illinois under a lease that expires March 31, 2009.

On November 9, 2007, Upshot entered into a new 13-year lease for approximately 41,486 square feet of office space in Chicago that will serve as Upshot’s new headquarters. This new Upshot lease provides full abatement of the base rent for the first fifteen months of the Lease term (an aggregate of $1,420) and an aggregate of approximately $44 in additional reductions in the base rent over the sixteenth through thirty-second months of the lease term.  In accordance with FASB No. 13, during the abatement period, the Company will recognize lease expense on a straight-line basis. The Company will continue to recognize lease expense through March 31, 2009 for Upshot’s current occupied office space.

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

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Stock

Our Common Stock is traded on The NASDAQ Capital Market under the symbol EMAK. On March 27, 2008 there were approximately 750 beneficial holders of our Common Stock.

On February 25, 2008, we received a Nasdaq Staff Determination Letter indicating that the Company fails to comply with the stockholders’ equity requirement of Marketplace Rule 4310(c)(3), and that its securities are, therefore, subject to delisting from The Nasdaq Capital Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which is scheduled for April 3, 2008. There can be no assurance that the Panel will grant the Company’s request for continued listing. The Company has been in negotiations with the holder of its preferred stock with respect to a restructuring that would result in book value being reclassified as permanent equity on the Company’s balance sheet in order to satisfy continued listing requirements; however, as of the date of this report we have not reached agreement on terms of the restructuring. In the event that the

Company’s Common Stock is delisted from the Nasdaq Capital Market, the Company expects that its Common Stock will be eligible for quotation on the Nasdaq Over-the-Counter Bulletin Board without interruption or delay.

We currently have no plans to pay dividends on our Common Stock. We intend to retain all earnings for use in our business. Under EMAK’s current credit facility, we cannot pay dividends on our Common Stock without the prior consent of the lender. (See Note 5 of the accompanying Notes to Consolidated Financial Statements.)

The high and low Common Stock prices per share were as follows:

	Price Range of Common Stock
	2006		2007
	High	Low	High	Low

First Quarter	8.95	6.50	6.37	4.06
Second Quarter	8.53	4.56	5.15	2.50
Third Quarter	7.88	3.37	3.15	1.23
Fourth Quarter	7.30	5.50	2.60	0.71

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

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the Standard & Poors 500 Index (“S&P 500”), and the Russell 2000 Index (“Russell 2000”) for the five previous fiscal years ended December 31, 2007.

Comparison of cumulative return among the Company, the S&P 500 and the Russell 2000 Index:

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
EMAK Worldwide	$ 100.00	$ 105.46	$ 74.79	$ 50.71	$ 44.13	$ 7.11
S&P 500	$ 100.00	$ 126.38	$ 137.75	$ 141.88	$ 161.20	$ 166.89
Russell 2000	$ 100.00	$ 145.37	$ 170.08	$ 175.73	$ 205.61	$ 199.96

ITEM 6.             SELECTED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from EMAK’s audited consolidated financial statements and should be read in conjunction with the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Years Ended December 31,	2003	2004	2005	2006	2007
Consolidated Statements of Operations and Per Share Data: (in thousands, except share and per share data)
Revenues	$219,113	$236,661	$223,397	$181,397	$164,174
Cost of sales	158,117	180,487	164,926	137,458	122,850
Minimum royalty guarantee shortfalls (gain)	--	7,722	(2,837)	(88)	--
Gross profit	60,996	48,452	61,308	44,027	41,324
Operating expenses:
Salaries, wages and benefits	24,523	31,310	35,090	26,283	26,817
Selling, general and administrative	24,576	25,606	23,587	18,657	18,379
Impairment of assets	--	6,312	30,970	--	3,298
Integration costs	--	174	81	--	--
Restructuring loss	234	56	2,952	1,213	584
Loss on lease	--	311	237	--	--
Dispute resolution charge	--	237	--	--	--
ERP reimplementation costs	--	59	147	92	--
Total operating expenses	49,333	64,065	93,064	46,245	49,078
Income (loss) from operations	11,663	(15,613)	(31,756)	(2,218)	(7,754)
Other income (expense), net	389	(787)	37	(354)	350
Income (loss) before provision (benefit)
for income taxes	12,052	(16,400)	(31,719)	(2,572)	(7,404)
Provision (benefit) for income taxes	4,103	(6,716)	8,153	(307)	212
Net income (loss)	7,949	(9,684)	(39,872)	(2,265)	(7,616)
Preferred stock dividends	1,500	1,500	1,500	375	--
Excess of preferred stock warrants redemption
cost over carrying value	--	5,042	--	--	--
Undistributed earnings allocated to participating
preferred stock	1,474	--	--	--	--
Net income (loss) available to common
stockholders	$4,975	$(16,226)	$(41,372)	$(2,640)	$(7,616)
Basic income (loss) per share:
Income (loss) per share	$0.87	$(2.82)	$(7.15)	$(0.45)	$(1.30)
Basic weighted average shares outstanding	5,718,548	5,753,978	5,782,925	5,834,990	5,877,924
Diluted income (loss) per share:
Income (loss) per share	$0.83	$(2.82)	$(7.15)	$(0.45)	$(1.30)
Diluted weighted average shares outstanding	6,017,718	5,753,978	5,782,925	5,834,990	5,877,924

As of December 31,	2003	2004	2005	2006	2007
Consolidated Balance Sheet Data: (in thousands)
Working capital	$29,447	$17,934	$12,520	$9,963	$6,408
Total assets	$128,330	$133,313	$69,796	$62,370	$51,443
Mandatorily redeemable preferred stock	$23,049	$19,914	$19,914	$19,041	$19,041
Stockholders’ equity	$53,666	$48,897	$6,414	$6,557	$435

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Revenues for the twelve months ended December 31, 2007 decreased $17,223 (9.5%) to $164,174 as compared to $181,397 recorded in the prior year. The overall decline resulted from a $14,471 (10.3%) decrease in revenues in our Promotional Products segment and a $4,388 (43.1%) decrease in Consumer Products revenues, partially offset by a $1,636 (5.4%) increase in Agency Services revenues.

Our Upshot agency, in the Agency Services segment, posted double-digit growth during 2007, relative to 2006, as a result of increases in retainer and project revenues from both new and existing clients. The decrease in Promotional Products revenues is primarily attributable to two large, low-margin promotional programs that did not repeat this year and lower Consumer Products revenues as we continue to wind-down our Consumer Products business.

We recorded a net loss of $7,616 for twelve months ended December 31, 2007 compared to a net loss of $2,265 in the prior year. We recorded an international loss from operations of $9,262 and domestic income from operations of $1,508 for 2007. The higher net loss during 2007 was attributable to the following factors:

•	Non-cash impairment charges totaling $3,298 in 2007 for the write-off of goodwill and other intangibles attributable to Logistix (U.K.). We incurred no impairment charges in 2006.

•

Our Promotional Products business in Europe continued to face a deteriorating marketing environment as a result of regulatory concerns over marketing to children, which has resulted in year-over-year declines in revenues and profitability. The result was significant losses in our European operations.

On September 5, 2007, we announced that Equity Marketing’s contracted role as the primary promotional products and premiums manufacturing agency of record for our largest client, representing approximately 90 percent of revenues from this client and approximately 45 percent of our total revenues, has been extended through 2009 and provides visibility to associated revenues through 2010. However, Equity Marketing transitioned out of certain other retained agency services at the end of 2007. We expect to offset the lost margins resulting from the transition of these services through a reduction in associated overhead, other internal efficiencies and cost reductions.

Despite our recent history of operating losses, we are focused on a return to meaningful profitability in 2008 and we performed a comprehensive review of our business to assure not only that our operating expenses are aligned with revenues, but also that our client-by-client and program-by-program revenue models meet minimum profitability standards. In connection with the review, we integrated the operations of our Equity Marketing and Logistix agencies and we initiated a “Lean” enterprise process improvement program designed to streamline our operations. The restructurings plans that we implemented will reduce our annual operating expenses by approximately $2,600, primarily through reductions in U.S. and European-based headcount as we adjust the size of our footprint around the world.

In addition, we have taken steps in Europe to reduce headcount and the transition of certain other agency services for our largest client at year-end (discussed above) have resulted in the departure of related personnel in the U.S. As a result of this, we expect a further reduction in annual operating expenses of approximately $3,400, in addition to the expected annual savings resulting from the restructuring plans.

The changes discussed above are expected to impact our 2008 revenue mix. We anticipate a moderate decline in Agency Services revenues from our largest client, such declines should be more than offset by expected growth in revenues at Upshot. We do not expect significant near-term growth in revenues in our Promotional Products segment now that we have transitioned out of certain retained agency services. We expect the segment will experience a near term decline in revenues and a reduction in gross profit. We do expect that cost reductions and process improvements will improve our overall profitability in 2008 and beyond.

Results of Operation

The following table sets forth for the periods indicated the Company’s operating expenses as a percentage of its total revenues:

Years Ended December 31,	2005	2006	2007

Revenues	100.0%	100.0%	100.0%
Cost of sales	73.8%	75.8%	74.8%
Minimum royalty guarantee gain	(1.2)%	--%	--%
Gross profit	27.4%	24.2%	25.2%
Operating expenses:
Salaries, wages and benefits	15.7%	14.5%	16.3%
Selling, general and administrative	10.5%	10.2%	11.2%
Impairment of assets	13.9%	--%	2.0%
Integration costs	0.0%	--%	--%
Restructuring loss	1.3%	0.7%	0.4%
Loss on lease	0.1%	--%	--%
ERP reimplementation costs	0.1%	0.1%	--%
Total operating expenses	41.6%	25.5%	29.9%
Loss from operations	(14.2)%	(1.3)%	(4.7)%
Other income (expense), net	0.0%	(0.1)%	0.2%
Loss before provision (benefit)
for income taxes	(14.2)%	(1.4)%	(4.5)%
Provision (benefit) for income taxes	3.6%	(0.2)%	0.1%
Net loss	(17.8)%	(1.2)%	(4.6)%

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues

Our consolidated revenues in 2007 decreased $17,223, or 9.5%, to $164,174 from $181,397 in 2006. Promotional Products revenues decreased $14,471, or 10.3%, to $126,612 primarily attributable to two large, low-margin promotional programs that did not repeat this year and to lower revenues at our Logistix (U.K.) agency resulting from the challenging environment in Europe as a result of regulatory concerns over marketing to children. Net foreign currency translation had a favorable impact to revenues of approximately $1,982 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues increased $1,636, or 5.4%, to $31,769 from $30,133 in 2006. The increase is attributable to increase at our Upshot agency as a result of increases in retainer and project revenues from both new and existing clients.

Our Consumer Products segment revenues decreased $4,388, or 43.1%, to $5,793 from $10,182 in 2006. The decrease is primarily attributable to the wind-down of this non-core business. In 2007, the only remaining license agreement after the wind-down was for Crayola® product. Our 2006 Consumer Product revenues were primarily comprised of Crayola®, JoJo’s Circus™ and Mighty Helmet Racers™ product.

Cost of sales and gross profit

Cost of sales decreased $14,608 to $122,850 (74.8% of revenues) from $137,458 (75.8% of revenues) in 2006 primarily due to lower sales volume in 2007. Net foreign currency translation had an unfavorable impact to cost of sales of approximately $1,486 for Logistix (U.K.) versus the prior year period average exchange rates.

Our gross margin percentage increased to 25.2% from 24.3% in 2006.

The gross profit percentage for our Promotional Products segment decreased to 23.1% compared to 23.4% in 2006. This decrease is attributable to lower levels of high margin creative fees and lower margins on promotional programs. In 2006, there were a couple of high volume, but low margin promotional programs.

The gross profit percentage for our Agency Services segment increased to 31.4% compared to 30.4% in 2006. This increase is primarily attributable to a higher level of fee-based revenues from new and existing clients partially offset by lower fee-based revenues from our largest client as compared to the same period last year. The increase is also attributable to a decrease in direct outside costs associated with project work at our Upshot agency. Agency Services gross profit includes direct outside costs that fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross profit. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

The gross profit percentage for our Consumer Products segment increased to 35.9% compared to 17.6% in 2006. This increase in the margin is attributable to a better sales mix of Crayola® product and fewer close-out sales of older product lines as compared to 2006. In 2006, the lower gross profit was also attributable to a one-time non-cash charge related to the write-off of barter credits obtained in 2004 and 2005.

Salaries, wages and benefits

Salaries, wages and benefits increased $534, or 2.0%, to $26,817 (16.3% of revenues) from $26,283 (14.5% of revenues) in 2006. This increase was primarily attributable to an increase in expense for restricted stock units, annual employee merit increases, and an increase in retention, signing and performance bonuses, partially offset by a lower average headcount in 2007 compared to the same period in 2006. Net foreign currency translation had an unfavorable impact to salaries, wages and benefits of approximately $553 for Logistix (U.K.) versus the average exchange rate for 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $370, or 2.0%, to $18,379 (11.2% of revenues) from $18,749 (10.3% of revenues) in 2006. The decrease is attributable to a reduction in commissions, freight out and third party warehousing expenses as a result of lower revenues and inventory levels for Consumer Products. The decrease is also attributable to lower bank charges for our credit facility with Bank of America. These decreases were partially offset by higher costs for information technology consulting, consulting related to Sarbanes-Oxley compliance, higher legal fees and an increase in occupancy costs related to a new lease for our Chicago-based office. Net foreign currency translation had an unfavorable impact to selling, general and administrative expenses of approximately $507 for Logistix (U.K.) versus the average exchange rate for 2006.

Impairment of assets

We recorded a charge for the impairment of assets of $3,298 (2.0% of revenues) in 2007. This charge relates to impairment of goodwill, trademark and fixed assets of the Logistix (U.K.) reporting unit. The charge is the result of recent sustained declines in the quoted market price of our common stock, which represented an event or change in circumstance that would more likely than not reduce the fair value of certain of our assets. As a result, we determined that certain assets at our Logistix (U.K.) agency were impaired. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

Restructuring

We recorded a restructuring charge of $584 (0.4% of revenues) compared to $1,213 (0.7% of revenues) in 2006. This charge represents a loss on lease of $277 for the exit of a portion of office space in the U.K., severance expenses and other termination costs related to the integration of the Equity Marketing and Logistix agencies as well as severance expenses and other termination costs related to headcount reductions in Europe and Asia. In 2006, the charge represents severance expenses and other termination costs related to the reorganization of the SCI Promotion agency, the elimination of three centralized senior management positions, the elimination of two senior management positions as a result of the consolidation of SCI Promotion, Pop Rocket and Megaprint Group into the new Logistix agency and staff reductions in our Hong Kong office. See “Restructuring” below.

ERP reimplementation costs

We recorded enterprise resource planning (“ERP”) reimplementation costs of $92 (0.1% of revenues) in 2006. This represents preliminary evaluation costs which were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of our ERP software which is designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.

Other income (expense)

Other income increased $704 to $350 from other expense of $354 in 2006. The increase is primarily due to foreign currency gains as a result of the strengthening of the Euro relative to the British pound and strengthening of the British pound relative to the U.S. dollar. The increase is also due to interest income in 2007 of $75 from net interest expense of $271 in 2006. Our Logistix (U.K.) subsidiary purchases the bulk of its inventories from the Far East in U.S. dollars.

18

Provision (benefit) for income taxes

The effective tax rate changed in 2007 to (2.7)% from 11.9% in 2006. In 2006 and 2007, we recorded a tax provision for our Asia-based operations and recognized no tax provision (benefit) from our operations in the United States and the United Kingdom due to our valuation allowance. In 2007, the tax provision for our Asia based operations was partially offset by $198 for a reversal of a deferred income tax liability associated with the Logistix (U.K.) trademark which was written-off in 2007. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

Net loss

Net loss increased $5,351, to $7,616 in 2007 ((4.6)% of revenues) from $2,265 in 2006 ((1.2)% of revenues) primarily due to the impairment of assets for Logistix (U.K.) and a decrease in sales volume in 2007 This increase was partially offset by a higher restructuring charge recorded in 2006.

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

The gross profit percentage for our Agency Services segment decreased to 30.4% compared to 36.3% in 2005. This decrease is attributable to a higher level of direct outside costs in 2006, partially offset by higher retainer revenues that carry higher overall margins. Agency Services gross profit includes direct outside costs that fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross margins. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

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

Impairment of assets

We recorded a charge for impairment of assets of $30,970 (13.9% of revenues) in 2005. The charge is the result of a reduction in the fair value of certain reporting units due to a significant downturn in the forecasted cash flows used in the annual impairment test required by SFAS No. 142. A charge of $16,701 relates to our Logistix (U.K.) agency whose largest client reduced the number and size of its promotional programs. A charge of $10,838 relates to SCI Promotion, which includes the business of USI (acquired in 1998). SCI Promotion’s retail department store clients were coping with industry consolidation and poor performance in 2005, resulting in tighter marketing budgets and smaller, less frequent promotional programs. A charge of $3,431 relates to the impairment of goodwill and other intangible assets of Johnson Grossfield as a result of the loss of that agency’s primary client in August 2005. See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

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

ERP reimplementation costs

We recorded enterprise resource planning (“ERP”) reimplementation costs of $92 (0.1% of revenues) compared to $147 (0.1% of revenues) in 2005. This represents preliminary evaluation costs that were not capitalized into fixed assets. The costs were incurred in connection with a significant upgrade and reimplementation of the Company’s ERP software that was designed to enhance management information, financial reporting, inventory management, cost evaluation and controls while assisting in compliance with the Sarbanes-Oxley Act of 2002.

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

Financial Condition and Liquidity

Overview

Despite losses in 2007, our balance sheet remains healthy. We used $5,028 in cash flows from operations as a result of the increased net loss. We ended 2007 with $2,988 of cash and cash equivalents, $390 of restricted cash and no debt.

In 2008, we expect to use cash to fund operations to meet working capital needs in the Promotional Products and Agency Services segments. We believe that cash from operations, cash on hand at December 31, 2007 and our credit facility will be sufficient to fund working capital needs for the next twelve months and for the foreseeable future. The statements set forth herein are forward-looking and actual results may differ materially. See “Credit Facilities” below and Note 5 of the accompanying Notes to Consolidated Financial Statements.

2007 Compared to 2006

At December 31, 2007, cash and cash equivalents decreased by $5,689 to $2,988 compared to $8,677 at December 31, 2006, primarily due to cash used in operating activities. At December 31, 2007, restricted cash was $390 compared to $1,319 as of December 31, 2006.

As of December 31, 2007, net accounts receivable increased $150 to $24,477 from $24,327 in 2006. This increase was primarily due to higher revenues at Upshot partially offset by lower revenues at Equity Marketing and Logistix (U.K.) in the fourth quarter of 2007.

At December 31, 2007, inventories increased $929 to $7,315 from $6,386 in 2006. This was primarily due to an increase in Promotional Products inventories for product scheduled for delivery in the first quarter of 2008.

At December 31, 2007, accounts payable decreased $4,853 to $15,385 from $20,238 in 2006 as a result of a payment to a vendor related to a large fourth quarter 2006 promotional program.

At December 31, 2007, deferred revenue increased $2,474 to $3,710 from $1,236 in 2006. This increase is primarily attributable to the timing of Agency Services programs.

Due to customer decreased $636 to $4,022 from $4,658 in 2006. This decrease in due to customer was primarily due to the timing of the payment of administrative fees collected from distribution companies on behalf of a significant Promotional Products client.

At December 31, 2007, accrued liabilities, including accrued payroll and payroll related costs decreased $928 to $7,418 from $8,346 in 2006. This decrease is primarily attributable to the reduction of the accrual for selling expenses as a result of lower sales.

At December 31, 2007, working capital was $6,408 compared to $9,963 at December 31, 2006. Cash flows used in operating activities for 2007 were $5,028 compared to cash provided by operating activities of $5,629 in the prior year. This change is primarily the result of the timing of a payment to a vendor related to a large fourth quarter 2006 promotional program. Cash flows used in investing activities for 2007 decreased $2,574 to $504 from $3,078 in the prior year. This decrease is primarily the result of restricted cash used to fund a bank guarantee to a new vendor of our Logistix (U.K.) subsidiary in 2006—the restriction on most of the cash was lifted in 2007. Furthermore in 2006, the former Megaprint Group shareholders were paid $313 upon release of a purchase price holdback. Cash flows used in financing activities for 2007 were zero compared to $763 in the prior year. This is primarily the result of the payment of preferred stock dividends in 2006. The preferred stock dividend was eliminated effective April 1, 2006..

Commitments

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of December 31, 2007 are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases	$4,024	$4,228	$1,748	$1,781	$1,752	$12,479	$26,012
Guaranteed Royalties	280	--	--	--	--	--	280
Employment Agreements	2,195	--	--	--	--	--	2,195
Total	$6,499	$4,228	$1,748	$1,781	$1,752	$12,479	$28,487

We had no material commitments for capital expenditures at December 31, 2007. Letters of credit outstanding as of December 31, 2006 and 2007 totaled $310 and $439, respectively.

Credit Facilities

On March 29, 2006, we entered into a credit facility with Bank of America (“the Facility”). The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of our assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. We are also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. On May 10, 2006, certain covenants under the Facility were amended. For 2007, borrowing availability has ranged from $4,311 to $11,749. As of December 31, 2007, the marginal interest rate on available borrowings under the Facility was 8.5%. As of December31, 2007, we were in compliance with the restrictions and covenants. As of December 31, 2007, zero was outstanding under the Facility. The Facility was used to issue letters of credit.

Impairment of Assets

In the fourth quarter of 2005, we incurred a goodwill impairment charge of $10,838 in connection with the annual impairment test required by SFAS No. 142 for SCI Promotion. This charge was based on projections, which were formulated in the fourth quarter of 2005. Our projections were negatively impacted by the continuing trend of department store consolidation, and its industry-specific challenges which have resulted in smaller marketing budgets, fewer programs and smaller program sizes. Competitive pressures and materials cost increases in Asia have also compressed margins. See “Critical Accounting Policies — Goodwill and Other Intangibles” below. Included in the impairment analysis for SCI Promotion is $8,318 of goodwill related to the business of U.S. Import & Promotion, Co. (“USI”), which is our seasonal toy and promotions business catering to the oil and gas retailers. USI was acquired in 1998 and later consolidated with SCI because its client base and offerings were complementary. SCI Promotion goodwill and other intangibles was $2,580 as of December 31, 2006 and 2007.

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

22

Effective January 1, 2005, the Megaprint Group was consolidated with the Logistix (U.K.) reporting unit, because its client base and service offerings were complementary to Logistix. As a result, the balance of Megaprint Group goodwill and other intangibles is analyzed in connection with the annual impairment test for the Logistix (U.K.) reporting unit. Throughout 2004, Logistix (U.K.) won all of its largest client’s pan-European programs. The agency had a long string of consecutive wins, and it did not repeat this win rate in 2005. Additionally, this client has reduced the number and size of its promotional programs. Therefore, we incurred a goodwill impairment charge of $16,701 in the fourth quarter of 2005 in connection with the annual impairment test required by SFAS No. 142. Logistix (U.K.). See “Critical Accounting Policies — Goodwill and Other Intangibles” below.

In the third quarter of 2007, management determined that sustained declines in quoted market price of our common stock represent an event or change in circumstance that would more likely than not reduce the fair value of certain of our assets. Furthermore, management considered the current period operating loss combined with a history of operating losses and determined that a “triggering event” had occurred and an impairment review was necessary ahead of the annual impairment review which would normally occur in the fourth quarter. As a result of this review, we determined that certain assets at our Logistix (U.K.) agency were impaired and recorded charges of $3,298 in 2007. These charges were composed of goodwill impairment of $2,385, trademark impairment of $609, and fixed asset impairment of $304. These charges are for write-downs of assets in the Promotional Products segment.

The impairment of the Logistix (U.K.) trademark was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The impairment test required us to estimate the fair value of our trademark. We tested these trademarks at the reporting unit level. We estimated fair value based on projections of the future cash flows of the reporting unit. We then compared the carrying value of the trademark to our fair value. Since the fair value of the trademark was less than its carrying value, the difference of $609 was the impairment charge recorded in 2007. During this period we also recorded $198 of a benefit for income taxes for a reversal of the deferred income tax liability associated with this trademark.

The impairment for fixed assets was assessed in accordance with the provisions of SFAS 144. In performing the test, we determined the total of the expected future undiscounted cash flows directly related to the existing potential of Logistix (U.K.) was less than the carrying value of that reporting unit; therefore, the analysis indicated an impairment charge. The impairment charge of $304 represented the difference between the fair value of the assets and their carrying value. As of December 31, 2007, the remaining carrying value for the fixed assets associated with the Logistix (U.K.) reporting unit was $227.

The impairment of goodwill was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the reporting unit when performing the impairment test for goodwill. The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of each of our reporting units to their fair value. Since the fair value of the Logistix (U.K.) reporting unit was less than the carrying amount of its net tangible and intangible assets, an impairment charge of $2,385, associated with the remaining balance of Logistix (U.K.) goodwill, was recorded in 2007.

As of December 31, 2007, there was no remaining carrying value for goodwill and trademark associated with the Logistix (U.K.) reporting unit.

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

The Crown Transaction was closed on June 30, 2006. We accounted for the transaction as a modification of equity instruments. As a result, the decrease in the fair value of the Series AA Stock was recorded as a reduction to mandatorily redeemable preferred stock of $873 with an offset to net income available to common stockholders. The increase in the value of the common stock warrants was recorded as an increase to additional paid-in capital of $873 with an offset to net income available to common stockholders. The net impact to income available to common stockholders was zero. Direct outside costs related to this transaction totaled $157 and were recorded as a reduction to additional paid-in capital.

The Series AA Stock is recorded in the accompanying consolidated balance sheets at its Liquidation Preference net of issuance costs and excess of Preferred Stock warrant redemption. The issuance costs total approximately $1,951.

Restructuring and Minimum Royalty Guarantee Shortfalls

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

In 2005, we eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs totaling $568. In 2006, we incurred an additional $17 for one-time employee termination benefits and other costs. Such costs are recorded as a restructuring charge in the consolidated statements of operations. In 2007, we incurred $277 for the loss on lease for the exit of a portion of our office space in the U.K. and an additional $100 for one-time employee termination benefits and other costs. Such costs are recorded as a restructuring charge in the consolidated statements of operations. The entire amount is attributable to the Promotional Products segment.

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

In 2006, in connection with our decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, we made a decision to eliminate two senior management positions. We recorded a charge for one-time employee termination benefits and other costs totaling $283. The entire amount is attributable to the Promotional Products segment. In 2007, we recorded a gain of $22 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated.

In 2006, we made a decision to reorganize our Hong Kong office to better align our operations with the current business needs. As a result, we recorded a charge of $94 for one-time termination benefits associated with staff reductions in our Hong Kong office. In 2007, we incurred an additional $64 for employee termination benefits. Such costs are recorded as a restructuring charge in the consolidated statement of operations. The entire amount is attributable to the corporate segment.

In 2007, we made a decision to integrate the operations of our Equity Marketing and Logistix agencies. In connection with this integration and the planned exit of certain other agency services at the end of 2007, we recorded a charge of $165 for one-time employee termination benefit and other costs. The entire amount is attributable to the Promotional Products segment.

The following table summarizes activity in our restructuring reserve.

	Pop Rocket*	Centralized Corporate*	Logistix (U.K.) *	Johnson Grossfield*	SCI Promotion*	Los Angeles Office Sublease	Logistix Consolidation*	Equity Marketing and Logistix Integration *	Hong Kong*	Total

Reserve at December 31, 2004	-	-	-	-	-	-	-	-	-	-
Restructuring charge	$746	$622	$568	$192	$640	$184	$-	$-	$-	$2,952
Utilization in 2005	(513)	(261)	(137)	(96)	(110)	-	-	-	-	(1,117)

Reserve at December 31, 2005	233	361	431	96	530	184	-	-	-	1,835
Restructuring charge	38	58	17	-	723	-	283	-	94	1,213
Utilization	(271)	(419)	(427)	(96)	(1,244)	(117)	(261)	-	(94)	(2,929)

Reserve at December 31, 2006	$-	$-	$21	$-	$9	$67	$22	$-	$-	$119
Restructuring charge	-	-	377	-	-	-	(22)	165	64	584
Utilization	-	-	(121)	-	(9)	(22)	-	(131)	(64)	(348)

Reserve at December 31, 2007	$-	$-	$277	$-	$-	$45	$-	$34	$-	$355

* One-time employee termination benefits and other related costs.

Income Taxes

We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available. Because of the operating losses we have incurred over the past couple of years and based on projections of 2006 taxable income, we established a non-cash valuation allowance against our deferred tax assets in 2005. We do not expect to record tax expense or benefits on U.S.-based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. The valuation allowance provided against deferred tax assets is $15,243 and $14,926 at December 31, 2006 and 2007, respectively. We recorded a tax provision of $8,153 in 2005 as the result of establishing a valuation allowance against deferred tax assets during the fourth quarter of 2005 (see disclosure in Note 8 to the Consolidated Financial Statements in this Form 10-K). In 2006, we recorded a net benefit for income taxes of $307 as the result of more favorable state income tax apportionment factors than originally anticipated in our previous tax provision estimates. In 2007 we recorded a tax provision for our Asia-based operations and recognized no tax provision (benefit) from our operations in the United States and the United Kingdom due to our valuation allowance. In 2007, the tax provision for our Asia based operations was partially than offset by $198 for a reversal of a deferred income tax liability associated with the Logistix (U.K.) trademark which was written-off in 2007.

Inflation

The effect of inflation on our operations during 2007 was insignificant. We will continue our policy of controlling costs and adjusting prices to the extent permitted by competitive factors.

25

Subsequent Event

On March 3, 2008, we issued 925,000 restricted shares of EMAK Common Stock to seven senior executives in lieu of 2008 salary increases and cash bonuses. The restricted share grants are being amortized to compensation expense over a three year vesting period. The closing price for EMAK Common Stock as of March 3, 2008, was $1.00 per share. As part of the issuance of the restricted stock grants, we repurchased stock options from our CEO in order to increase the number of shares available for grant under the Company’s Equity Compensation Plans. We paid $16 to repurchase 375,000 fully vested stock options with an average exercise price of $9.89. The Black-Scholes option pricing model was used in determining the valuation of the purchase price of the options repurchased. In accordance with the provisions of SFAS No. 123(R), the cash settlement of $16 was recorded as a repurchase of outstanding equity instruments and was charged to additional paid-in capital.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, Business Combinations. SFAS 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. We have not completed our evaluation of SFAS No. 141(R), but do not expect the adoption of SFAS No. 141(R) to have a material effect on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact SFAS No. 161 may have on our consolidated financial statements.

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

Service revenues include all amounts that are billable to clients under service contracts. Service related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of sales. Service revenues, excluding reimbursements for outside costs, for the years ended December 31, 2005, 2006 and 2007 totaled $21,900, $26,889 and $26,852, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2006 and 2007 totaled $1,177 and $1,612, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheet. Unbilled revenues are expected to be billed and collected within the next six months.

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

We regularly extend credit to distribution companies in connection with our business with the Burger King system, which includes Supply Chain Services, LLC (“SCS”), a subsidiary of Burger King’s franchisee purchasing cooperative, Restaurant Services, Inc. (“RSI”). We began selling product to SCS in October 2003. Because of SCS’s established credit history with us, we do not believe that the concentration of receivables has a negative impact to our overall credit risk. Failure by SCS or one or more distribution companies to honor their payment obligations to us could have a material adverse effect on our operations. RSI and, beginning in October 2003, SCS, accounted for 84.8%, 65.1% and 81.5% of the products purchased from us by the Burger King system for the years ended December 31, 2005, 2006 and 2007, respectively. SCS accounted for 10.2% and 14.9% of accounts receivable as of December 31, 2006 and 2007, respectively.

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

We record allowances for doubtful accounts receivable and sales returns at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, retail sell through and customer disputes. When a significant event occurs, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in estimated receivable impairment. We believe that our allowances for doubtful accounts receivable and sales returns at December 31, 2007 are adequate.

Goodwill and Other Intangibles

Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review we estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. We compare the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2005, we performed the annual impairment test required by SFAS No. 142 and determined that the goodwill resulting from the acquisitions of Logistix (U.K.) and SCI Promotion was impaired as of December 31, 2005. As a result, we recorded a non-cash charge in the amount of $16,701 and $10,838 to write-down the carrying value of the Logistix (U.K.) and SCI Promotion goodwill, respectively. In addition, we recorded a non-cash charge of $3,431 relating to the impairment of goodwill and other intangible assets of Johnson Grossfield as a result of the loss of its most significant client. In the third quarter of 2007, we performed an impairment test in accordance with SFAS No. 142 and SFAS No. 144 and determined that certain assets at our Logistix (U.K.) agency were impaired and recorded charges of $3,298 in 2007. These charges were composed of goodwill impairment of $2,385, trademark impairment of $609, and fixed asset impairment of $304. As a result of the write-down, the carrying value of the Logistix (U.K.) is zero.

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

Management believes that the allowance for inventory obsolescence at December 31, 2007 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of the Consumer Products business segment.

The following table summarizes our obsolescence reserve at December 31:

	2005	2006	2007
Allowance for obsolescence	$891	$639	$360
As a percentage of total inventories	7.3%	9.1%	4.7%

The decrease from 2005 to 2006 in the allowance for obsolescence was mainly due to the specific identification of excess inventory that was impaired as of year end 2005. The decrease from 2006 to 2007 in the allowance for obsolescence was primarily due to a reduction of 2006 Consumer Products inventory as a result of the wind-down. The majority of the inventory as of December 31, 2007, was Promotional product inventory used in Promotional Products which generally has lower risk than Consumer Product inventory, as it usually represents product made to order. Management believes that its allowance for obsolescence at year end 2007 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect our results of operations.

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

We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available. Because of the operating losses we incurred in 2004 and 2005, and based on projections of 2006 taxable income, we established a non-cash valuation allowance against our deferred tax assets in 2005. We do not expect to record tax expense or benefits on U.S.-based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. The valuation allowance provided against deferred tax assets is $15,243 and $14,926 at December 31, 2006 and 2007, respectively. We recorded a tax provision of $8,153 in 2005 as the result of establishing a valuation allowance against deferred tax assets during the fourth quarter of 2005 (see disclosure in Note 8 to the Consolidated Financial Statements in this Form 10-K). In 2006, we recorded a net benefit for income taxes of $307 as the result of more favorable state income tax apportionment factors than originally anticipated in our previous tax provision estimates. In 2007, we recorded a tax provision for our Asia-based operations and recognized no tax provision (benefit) from our operations in the United States and the United Kingdom due to our valuation allowance. In 2007, the tax provision for our Asia based operations was partially than offset by $198 for a reversal of a deferred income tax liability associated with the Logistix (U.K.) trademark which was written-off in 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact of Interest Rate Changes

The amounts borrowed under our Bank of America credit facility are at variable interest rates, and we are subject to market risk resulting from interest rate fluctuations. As of December 31, 2007, we had no amount outstanding under our facility. As of December 31, 2007, the marginal interest rate on available borrowings under our credit facility was 8.5%.

Impact of Foreign Currency Fluctuation

Approximately 10% of our revenues are denominated in foreign currencies, and we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of December 31, 2007, we had no foreign currency forward contracts.

30

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EMAK Worldwide, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of EMAK Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in owner's equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EMAK Worldwide, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”

DELOITTE & TOUCHE LLP

Los Angeles, California

March 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EMAK Worldwide, Inc.

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity, of comprehensive loss and of cash flows present fairly, in all material respects, the results of operations and cash flows of EMAK Worldwide, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California

March 30, 2006, except for the restatement discussed in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2005 (not presented herein), as to which the date is August 31, 2006 and except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in segments discussed in Note 10, as to which the date is March 26, 2007

EMAK WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2007
ASSETS (Note 5)
CURRENT ASSETS:
Cash and cash equivalents	$8,677	$2,988
Restricted cash	1,319	390
Accounts receivable (net of allowances of $1,382 and $853
as of December 31, 2006 and 2007, respectively)	24,327	24,477
Inventories	6,386	7,315
Prepaid expenses and other current assets	3,732	1,773
Total current assets	44,441	36,943

Fixed assets, net	3,583	3,377
Goodwill	13,136	10,825
Other intangibles, net	651	2
Other assets	559	296
Total assets	$62,370	$51,443

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$--	$--
Accounts payable	20,238	15,385
Deferred revenue	1,236	3,710
Due to customer	4,658	4,022
Accrued payroll and payroll related costs	1,629	1,347
Accrued liabilities	6,717	6,071
Total current liabilities	34,478	30,535

Long-term liabilities	2,294	1,432
Total liabilities	36,772	31,967

COMMITMENTS AND CONTINGENCIES (Note 10)

Redeemable preferred stock, Series AA senior cumulative
convertible, $.001 par value, 25,000 issued and outstanding, stated at
liquidation preference of $1,000 per share ($25,000), net of issuance costs	19,041	19,041

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized,
25,000 Series AA senior cumulative convertible issued and outstanding	--	--
Common stock, par value $.001 per share, 25,000,000 shares authorized 5,851,663 and
5,943,278 shares outstanding as of December 31, 2006 and 2007, respectively	--	--
Additional paid-in capital	33,840	35,284
Accumulated deficit	(13,225)	(20,841)
Accumulated other comprehensive income	3,611	3,661
	24,226	18,104
Less
Treasury stock, 3,167,258 shares at cost as of December 31, 2006 and 2007	(17,669)	(17,669)
Total stockholders’ equity	6,557	435
Total liabilities, redeemable preferred stock
and stockholders’ equity	$62,370	$51,443

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2005	2006	2007

REVENUE:
Revenues from services	$21,900	$26,889	$26,852
Revenues from tangible products and other revenues	201,497	154,508	137,322
TOTAL REVENUE	223,397	181,397	164,174

COST OF SALES
Cost of services	9,134	12,045	12,384
Cost of tangible products sold	155,792	125,413	110,466
TOTAL COST OF SALES	164,926	137,458	122,850
Minimum royalty guarantee gain	(2,837)	(88)	--
Gross profit	61,308	44,027	41,324
OPERATING EXPENSES:
Salaries, wages and benefits	35,090	26,283	26,817
Selling, general and administrative	23,587	18,657	18,379
Integration costs	81	--	--
Loss on lease	237	--	--
Restructuring charge	2,952	1,213	584
Impairment of assets	30,970	--	3,298
ERP reimplementation costs	147	92	--
Total operating expenses	93,064	46,245	49,078
Loss from operations	(31,756)	(2,218)	(7,754)
OTHER (EXPENSE) INCOME:
Interest expense	(443)	(329)	(147)
Interest income	94	58	222
Other income (expense)	386	(83)	275
Loss before provision (benefit) for income taxes	(31,719)	(2,572)	(7,404)

PROVISION (BENEFIT) FOR INCOME TAXES	8,153	(307)	212
Net loss	(39,872)	(2,265)	(7,616)

PREFERRED STOCK DIVIDENDS	1,500	375	--

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(41,372)	$(2,640)	$(7,616)

BASIC LOSS PER SHARE:
BASIC LOSS PER SHARE	$(7.15)	$(0.45)	$(1.30)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,782,925	5,834,990	5,877,924

DILUTED LOSS PER SHARE:
DILUTED LOSS PER SHARE	$(7.15)	$(0.45)	$(1.30)
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,782,925	5,834,990	5,877,924

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Retained Earnings	Accumulated Other
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Unearned
	Shares	Amount	Capital	Deficit)	Income	Stock	Compensation	Total
Balance, December 31, 2004	5,759,263	$--	$35,162	$28,912	$4,972	$(17,669)	$(2,480)	$48,897
Net loss	--	--	--	(39,872)	--	--	--	(39,872)
Issuance of common stock	10,616	--	109	--	--	--	--	109
Issuance of restricted stock units	--	--	1,134	--	--	--	(1,134)	--
Amortization of restricted stock units	--	--	--	--	--	--	804	804
Cancellation of restricted stock units	(3,000)	--	(952)	--	--	--	952	--
Amortization of restricted stock grants	--	--	--	--	--	--	134	134
Exercise of stock options	32,563	--	115	--	--	--	--	115
Preferred stock dividends	--	--	(1,500)	--	--	--	--	(1,500)
Foreign currency translation adjustments	--	--	--	--	(2,679)	--	--	(2,679)
Unrealized gain on foreign currency forward contracts	--	--	--	--	406	--	--	406
Balance, December 31, 2005	5,799,442	--	34,068	(10,960)	2,699	(17,669)	(1,724)	6,414
Net loss	--	--	--	(2,265)	--	--	--	(2,265)
Crown Preferred Stock and Warrant revaluation	--	--	873	--	--	--	--	873
Transaction costs in connection with
modification of preferred stock and warrants	--	--	(157)	--	--	--	--	(157)
Issuance of Common Stock	36,142	--	306	--	--	--	--	306
Amortization of restricted stock units	--	--	1,041	--	--	--	--	1,041
Amortization of restricted stock grants	--	--	39	--	--	--	--	39
Reclassify deferred compensation per SFAS No. 123 (R)	--	--	(1,724)	--	--	--	1,724	--
Exercise of Restricted Stock	16,079	--	--	--	--	--	--	--
Preferred stock dividend	--	--	(375)	--	--	--	--	(375)
Foreign currency translation adjustments	--	--	--	--	966	--	--	966
Unrealized gain on foreign currency forward	--	--	--	--	(54)	--	--	(54)
Repurchase of Options	--	--	(231)	--	--	--	--	(231)
Balance, December 31, 2006	5,851,663	--	$33,840	(13,225)	3,611	(17,669)	0	6,557
Net loss	--	--	--	(7,616)	--	--	--	(7,616)
Issuance of Common Stock	506	--	3	--	--	--	--	3
Amortization of restricted stock units	--	--	1,441	--	--	--	--	1,441
Exercise of Restricted Stock	91,109	--	--	--	--	--	--	--
Foreign currency translation adjustments	--	--	--	--	50	--	--	50
Balance, December 31, 2007	5,943,278	$--	$35,284	$(20,841)	$3,661	$(17,669)	$0	$435

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2005	2006	2007

NET LOSS	$(39,872)	$(2,265)	$(7,616)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(2,679)	966	50
Unrealized gain (loss) on foreign currency
forward contracts	406	(54)	--
COMPREHENSIVE LOSS	$(42,145)	$(1,353)	$(7,566)

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,872)	$(2,265)	$(7,616)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	2,165	1,685	1,596
Provision for bad debts	180	13	(14)
Gain on asset disposal	(17)	(2)	(13)
Amortization of restricted stock	938	1,080	1,441
Impairment of assets	30,970	--	3,298
Minimum guarantee royalty gain	(2,837)	(88)	--
Deferred income taxes	8,976	--	(198)
Changes in assets and liabilities, net of effects of acquisitions:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	16,370	5,803	9
Inventories	7,265	5,175	(873)
Prepaid expenses and other current assets	(2,290)	1,450	1,979
Other assets	(93)	100	217
Accounts payable	(10,203)	(273)	(4,970)
Accrued liabilities	1,494	(5,373)	786
Long-term liabilities	(953)	(1,676)	(670)
Net cash provided by (used in) operating activities	12,093	5,629	(5,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	--	(1,319)	1,036
Payment for purchase of Johnson Grossfield	(148)	--	--
Payment for purchase of Megaprint Group,
net of cash acquired of $1,194	(1,908)	(313)	--
Refund from purchase of Upshot	75	--	--
Proceeds from sales of fixed assets	992	23	13
Purchases of fixed assets	(1,711)	(1,469)	(1,553)
Net cash used in investing activities	(2,700)	(3,078)	(504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid	(1,500)	(375)	--
Proceeds from exercise of stock options	115	--	--
Transaction costs paid in connection with the
modification of preferred stock and warrants	--	(157)	--
Purchase of options via stock option buyback	--	(231)	--
Repayment under line of credit	(76,550)	(64,387)	(6,508)
Borrowings under line of credit	70,525	64,387	6,508
Net cash used in financing activities	(7,410)	(763)	--
Net increase (decrease) in cash and cash equivalents	1,983	1,788	(5,532)
Effects of exchange rate changes on cash and cash equivalents	(74)	574	(157)
CASH AND CASH EQUIVALENTS , beginning of year	4,406	6,315	8,677
CASH AND CASH EQUIVALENTS , end of year	$6,315	$8,677	$2,988
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities—Issuance of shares for purchase
of Johnson Grossfield	$530	$--	$--
CASH PAYMENTS DURING YEAR FOR:
Interest	$449	$331	$136
Taxes refunded, net of payments	$(1,824)	$(119)	$(1,630)

The accompanying notes are an integral part of these consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (the “Company” or “EMAK”), is the parent company of a family of marketing services agencies including Equity Marketing, Logistix, Mega and Upshot. The Company’s agencies are experts in “consumer activation,” offering strategy-based marketing programs that directly impact consumer behavior. EMAK’s agencies provide strategic planning and research, consumer insight development, entertainment marketing, design and manufacturing of custom promotional products, kids and family marketing, event marketing, shopper marketing and environmental branding. EMAK is headquartered in Los Angeles with offices in Chicago, Amsterdam, Frankfurt, London, Paris and Hong Kong. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the U.S. dollar.

The Company continues to experience losses and negative cash flow from operations. Net losses were $7,616 for 2007. Cash flows used in operations were $5,028 for 2007. Despite the Company’s recent history of operating losses, the Company is focused on a return to meaningful profitability in 2008 and performed a comprehensive review of its business to assure not only that its operating expenses are aligned with revenues, but also that its client-by-client and program-by-program revenue models meet minimum profitability standards. In connection with the review, the Company integrated the operations of its Equity Marketing and Logistix agencies and the Company initiated a “Lean” enterprise process improvement program designed to streamline its operations. The restructurings plans EMAK implemented will reduce its annual operating expenses primarily through reductions in U.S. and European-based headcount as the Company adjusts the size of our footprint around the world.

In addition, the Company has taken steps in Europe to reduce headcount and the transition of certain other agency services for its largest client at year-end have resulted in the departure of related personnel in the U.S. As a result of this, the Company expects a further reduction in annual operating expenses in addition to the expected annual savings resulting from the restructuring plans.

The Company has assessed its future cash needs based on projections of revenues, margins and operating expenses. Such projections reflect contractual commitments from existing clients, assumptions for program volumes and assumptions that the Company maintains its historical win-rate on promotional projects for the portion of its business which is not contractually committed. Based on these projections, the Company’s management believes that it will have adequate liquidity to fund operations for at least the next twelve months.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents. Short-term investments included in cash and cash equivalents are valued at cost, which approximates fair value as of December 31, 2006 and 2007.

Marketable Securities

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value. The Company had no marketable securities as of December 31, 2006 and 2007.

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

Service revenues include all amounts that are billable to clients under service contracts. Service-related revenues are recognized on a time and materials basis, or on a straight-line basis, depending on the contract. In the case of fee and production arrangements, the revenues are recognized as the services are performed, which is generally ratably over the period of the client contract. Revenues from time and materials service contracts are recognized as the services are rendered. Revenues from fixed price retainer contracts are recognized on a straight-line basis over the contract term. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as printing costs, are included in tangible products and other revenues, and an equivalent amount of reimbursable expenses are included in cost of tangible goods sold. Service revenues, excluding reimbursements for outside costs, for the years ended December 31, 2005, 2006 and 2007 totaled $21,900, $26,889 and $26,852, respectively. Unbilled revenues represent revenues recognized in advance of billings rendered based on work performed to date on certain service contracts. Unbilled revenues as of December 31, 2006 and 2007 totaled $1,177 and $1,612, respectively. Unbilled revenues are recorded in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2006 and 2007. Unbilled revenues are expected to be billed and collected within the next six months.

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

Inventories

Inventories consist of (a) production-in-process which primarily represents project related tooling costs which are deferred and expensed over the life of the related promotional programs (which is typically less than six months) and deferred costs on service contracts for which revenue has been deferred and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2006 and 2007, inventories consisted of the following:

	December 31,
	2006	2007
Finished goods	$5,215	$4,949
Production-in-process	1,171	2,366
Total inventories	$6,386	$7,315

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

Goodwill and Other Intangibles

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” the carrying value of assets acquired, including goodwill, are reviewed annually. During such a review the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. As of December 31, 2006, the Company had five reporting units: Equity Marketing, Logistix Marketing (formerly SCI Promotion), Logistix U.K., Logistix Retail (formerly Pop Rocket) and Upshot. The Company compares the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. In the fourth quarter of 2006, the Company performed the impairment test required by SFAS No. 142 and determined that its remaining goodwill resulting from acquisitions was not impaired as of December 31, 2006. In the fourth quarter of 2005, the Company recorded a non-cash charge in the amount of $30,970 to write-down the carrying value of goodwill and other intangibles related to several acquisitions (see Note 3). In the third quarter of 2007, the Company performed an impairment test in accordance with SFAS No. 142 and SFAS No. 144 and determined that certain assets at our Logistix (U.K.) agency were impaired and recorded charges of $3,298 in 2007. These charges were composed of goodwill impairment of $2,385, trademark impairment of $609, and fixed asset impairment of $304 (see Note 3). As a result of the write-down, the carrying value of the Logistix (U.K.) is zero.

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

The change in the carrying amount of goodwill from $13,136 as of December 31, 2006 to $10,825 as of December 31, 2007 reflects: the Logistix (U.K.) goodwill impairment charge of $2,385 and an increase of $74 due to a foreign currency translation adjustment. Of the $10,825 as of December 31, 2007, $8,245 of the goodwill balance relates to the Agency Services segment and $2,580 relates to the Promotional Products segment.

The change in the carrying amount of identifiable intangibles from $651 as of December 31, 2006 to $2 as of December 31, 2007 reflects: a decrease of $609 for the Logistix (U.K.) trademark impairment, a decrease of $60 for amortization expense and an increase due to a foreign currency translation adjustment of $20. The identifiable intangibles are subject to amortization and are reflected as other intangibles in the consolidated balance sheets.

Other intangibles are summarized as follows:

	As of December 31,
	2006	2007

Amortized Intangible Assets
Equity Marketing trademark	$52	$52
Logistix trademark	716	--
Licensing, royalty and standstill agreements	166	174
Customer contracts and related customer relationships	957	965
Non-competition agreement	94	94
Sales order backlog	378	390
Subtotal	2,363	1,675
Less: Accumulated amortization	(1,712)	(1,673)
Total Other Intangibles	$651	$2

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

Useful lives for customer contracts and related customer relationships are determined based on the average historical lives of customer relationships for each respective acquisition. Useful lives for licensing, royalty and standstill agreements, non-competition agreements and sales order backlog are based on the terms of the underlying contractual agreements. For the years ended December 31, 2005, 2006 and 2007, amortization expense related to other intangibles amounted to $344, $144 and $60, respectively.

Due to Customer

Pursuant to the terms of certain contracts between the Company and a promotions customer, the Company collects fees from the customer’s distribution companies on behalf of that customer. Once these fees are collected from the distribution companies, the Company remits the fees to the customer. As of December 31, 2006 and 2007, the amounts due to customer were $4,658 and $4,022, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, but not both. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using the tax rates in effect for the years in which the differences are expected to reverse. (See Note 8).

The Company assesses the realizability of its deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109. SFAS No. 109 requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon management’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available. Because of the operating losses the Company has incurred during 2004 and 2005 and based on projections of 2006 taxable income, the Company established a non-cash valuation allowance against its deferred tax assets in 2005. The Company does not expect to record tax expense or benefits on U.S.-based operating results until it is consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets.

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

As of December 31, 2006 and 2007, the Company had a valuation allowance equal to its total net deferred income tax assets due to the uncertainty of ultimately realizing income tax benefits of approximately $15,243 and $14,926. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2005. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Share-Based Compensation

At December 31, 2007, the Company had three share-based compensation plans that are described in Note 8. Under the plans, the Company has the ability to grant stock options, restricted stock, restricted stock units (“RSUs”), stock bonuses, stock appreciation rights or performance units. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of four years from the date of grant. Such stock options were granted with exercise prices at or above the fair market value of the Company’s common stock on the date of grant.

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

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $0 in 2006 and 2007. Excess tax benefits reflected as an operating cash inflow totaled $0 in 2005.

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

The Board of Directors’ decision to accelerate the vesting of these options was based upon the elimination of compensation expense to be recorded subsequent to the effective date of SFAS 123(R). In addition, the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation and employee retention. The future compensation expense that was eliminated as a result of the acceleration of the vesting of these options is approximately $1,100. No options were granted in 2007.

The Company recognized no compensation expense for stock options in 2007 as a result of the Company’s decision to accelerate the vesting of options mentioned above. As discussed above, prior to January 1, 2006, no compensation expense was recognized in the statements of operations for stock options. Had compensation expense for nonqualified stock options granted been determined based on their fair value at the grant date, consistent with the fair value method of accounting prescribed by SFAS No. 123, the Company’s net income and net income per common share for the year ended December 31, 2005 would have been adjusted as follows:

2005

Net loss available to common stockholders as reported	$(41,372)
Plus:
Share-based compensation expense, net of tax, included in	562
reported net income (loss) available to the common stockholder
Less:
Compensation expense (a)	1,198
Net loss available to common stockholders - pro forma	$(42,008)

Loss per share:
Basic loss per share, as reported	$(7.15)
Pro forma basic loss per share	$(7.26)

Diluted loss per share, as reported	$(7.15)
Pro forma diluted loss per share	$(7.26)

(a) Determined under fair value based method for all awards, net of tax.

Because the SFAS 123(R) method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2005:

2005

Expected dividend yield	0.00%
Expected stock price volatility	41.33%
Risk free interest rate	4.46%
Expected life of options	4 years

The weighted average fair value of options granted during 2005 is $1.79.

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of the Company’s stock, $0.01 par value (“Common Stock”) were exercised or converted into Common Stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. Options and warrants to purchase 2,650,636, 1,959,236 and 1,614,536 shares of the Company’s Common Stock, for the years ended December 31, 2005, 2006 and 2007, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. For the year ended December 31, 2005, preferred stock convertible into 1,694,915 shares of Common Stock was excluded from the computation of diluted EPS. For the years ended December 31, 2006 and 2007, preferred stock convertible into 2,777,778 shares of Common Stock was excluded from the computation of diluted EPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income available to common shareholders” and other disclosures required by SFAS No. 128, “Earnings per Share.”

	For the years ended December 31,
	2005			2006			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to
common stockholders	$(41,372)	5,782,925	$(7.15)	$(2,640)	5,834,990	$(0.45)	$(7,616)	5,877,924	$(1.30)
Effect of dilutive securities:
Options and warrants	--	--		--	--		--	--
Restricted stock units	--	--		--	--		--	--
Dilutive EPS:
Loss available to common
stockholders	$(41,372)	5,782,925	$(7.15)	$(2,640)	5,834,990	$(0.45)	$(7,616)	5,877,924	$(1.30)

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

Concentration of Risk

Burger King accounted for approximately 52%, 48% and 47% of the Company’s total revenues for the years ended December 31, 2005, 2006 and 2007, respectively. The Company regularly extends credit to distribution companies in connection with its business with Burger King, which includes Supply Chain Services, LLC (“SCS”), a subsidiary of Burger King’s franchisee purchasing cooperative Restaurant Services, Inc (“RSI”). The Company began selling product to SCS in October 2003. Because of RSI’s established credit history, as well as the payment history of SCS, the Company does not believe that this increase in concentration of receivables has negatively impacted the overall credit risk. Failure by SCS or one or more distribution companies to honor their payment obligations could have a material adverse effect on the Company’s operations. The largest such distribution company accounted for 84.8%, 65.1% and 81.5% of the products purchased from us by the Burger King system for the years ended December 31, 2005, 2006 and 2007, respectively. The largest such distribution company accounted for 10.2% and 14.9% of accounts receivable as of December 31, 2006 and 2007, respectively.

Restricted Cash

During the first quarter of 2006, the Company’s Logistix (U.K.) subsidiary entered into an agreement with Hong Kong Shanghai Bank Corp. (“HSBC”), under which HSBC issued a guarantee of up to 1,000 EURO (approx $1,207) to one of Logistix’s vendors in exchange for the deposit of the same amount into an interest bearing restricted cash account with HSBC. During 2007, HSBC released 747 EURO (approx $1,036) with the remaining balance to be released by the end of the first quarter of 2008. The guarantee from HSBC enabled Logistix (U.K.) to secure more favorable payment terms from a new vendor supplying significant quantities of goods for a promotional program. This guarantee ended when the associated program was completed in the second quarter of 2007.

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

Shipping and Handling Costs

In accordance with the Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies all amounts billed to customers related to shipping and handling as revenues. Shipping and handling costs are recorded in selling, general and administrative expenses. For the years ended December 31, 2005, 2006 and 2007 such costs totaled $1,003, $666, and $756 respectively.

Foreign Currency Translation

Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recognized as a component of accumulated other comprehensive income in stockholders’ equity. For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. For the years ended December 31, 2005, 2006 and 2007, the net transaction gain (loss) on foreign exchange of $342, $(117) and $251, respectively, were recorded in other income (expense) in the accompanying consolidated statements of operations.

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

The Company uses derivatives to manage exposures to foreign currency. The Company’s objective for holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (expense) in the consolidated statement of operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. As of December 31, 2007, the Company had no foreign currency forward contracts.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, Business Combinations. SFAS 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. The Company has not completed its evaluation of SFAS No. 141(R), but does not expect the adoption of SFAS No. 141(R) to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact SFAS No. 161 may have on its consolidated financial statements.

2.	RESTRUCTURING CHARGE AND MINIMUM ROYALTY GUARANTEE SHORTFALLS

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

In 2005, the Company eliminated several positions at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs totaling $568. In 2006, the Company incurred an additional $17 for one-time employee termination benefits and other costs. Such costs are recorded as a restructuring charge in the consolidated statements of operations. In 2007, the Company incurred $277 for the loss on lease for the exit of a portion of our office space in the U.K. and an additional $100 for one-time employee termination benefits and other costs. Such costs are recorded as a restructuring charge in the consolidated statements of operations. The entire amount is attributable to the Promotional Products segment.

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

In 2006, in connection with the Company’s decision to consolidate the SCI Promotion, Pop Rocket and Megaprint Group agencies into Logistix, the Company made a decision to eliminate two senior management positions. The Company recorded a charge for one-time employee termination benefits and other costs totaling $283. The entire amount is attributable to the Promotional Products segment. In 2007, we recorded a gain of $22 for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated.

In 2006, the Company made a decision to reorganize our Hong Kong office to better align the Company’s operations with the current business needs. As a result, the Company recorded a charge of $94 for one-time termination benefits associated with staff reductions in the Company’s Hong Kong office. In 2007, we incurred an additional $64 for employee termination benefits. Such costs are recorded as a restructuring charge in the consolidated statement of operations. The entire amount is attributable to the corporate segment.

In 2007, we made a decision to integrate the operations of our Equity Marketing and Logistix agencies. In connection with this integration and the planned exit of certain other agency services at the end of 2007, we recorded a charge of $165 for one-time employee termination benefit and other costs. The entire amount is attributable to the Promotional Products segment.

The following table summarizes activity in our restructuring reserve.

	Pop Rocket*	Centralized Corporate*	Logistix (U.K.) *	Johnson Grossfield*	SCI Promotion*	Los Angeles Office Sublease	Logistix Consolidation*	Equity Marketing and Logistix Integration *	Hong Kong*	Total

Reserve at December 31, 2004	-	-	-	-	-	-	-	-	-	-
Restructuring charge	$746	$622	$568	$192	$640	$184	$-	$-	$-	$2,952
Utilization in 2005	(513)	(261)	(137)	(96)	(110)	-	-	-	-	(1,117)

Reserve at December 31, 2005	233	361	431	96	530	184	-	-	-	1,835
Restructuring charge	38	58	17	-	723	-	283	-	94	1,213
Utilization	(271)	(419)	(427)	(96)	(1,244)	(117)	(261)	-	(94)	(2,929)

Reserve at December 31, 2006	$-	$-	$21	$-	$9	$67	$22	$-	$-	$119
Restructuring charge	-	-	377	-	-	-	(22)	165	64	584
Utilization	-	-	(121)	-	(9)	(22)	-	(131)	(64)	(348)

Reserve at December 31, 2007	$-	$-	$277	$-	$-	$45	$-	$34	$-	$355

* One-time employee termination benefits and other related costs.

3.	IMPAIRMENT OF ASSETS

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

In the fourth quarter of 2005, we incurred a goodwill impairment charge of $10,838 for the SCI Promotion reporting unit in connection with the annual impairment test required by SFAS No. 142. This charge was calculated utilizing a discounted cash flow model based on the best available projections as of December 31, 2005 of SCI Promotion’s future cash flows. Such projections were formulated in the fourth quarter of 2005 and were negatively impacted by the continuing trend of department store consolidation, and its industry-specific challenges which have resulted in smaller marketing budgets, fewer programs and smaller program sizes. Competitive pressures and materials cost increases in Asia have also compressed margins. Included in the impairment analysis for the SCI Promotion reporting unit is $8,318 of goodwill related to the business of U.S. Import & Promotion, Co. (“USI”), which was the Company’s seasonal toy and promotions business catering to oil and gas retailers. USI was acquired in 1998 and later merged with SCI because its client base and offerings were complementary to SCI’s. Of the $10,838 impairment charge, $10,578 was attributable to goodwill and $260 was attributable to other intangible assets of SCI Promotion. The remaining carrying value of goodwill and other intangible assets of SCI Promotion as of December 31, 2005 was $2,580 and $71, respectively. The impairment of assets charge was recorded in the consolidated statement of operations for the year ended December 31, 2005 and was reflected in the Promotional Products segment.

Effective January 1, 2005, the Megaprint Group was consolidated with the Logistix (U.K.) reporting unit, because its client base and service offerings were complementary to Logistix. As a result, the balance of Megaprint Group goodwill and other intangibles is analyzed in connection with the annual impairment test for the Logistix (U.K.) reporting unit. Throughout 2004, Logistix (U.K.) won all of its largest client’s pan-European programs. The agency had a long string of consecutive wins, but it did not repeat this win rate in 2005. Additionally, this client had reduced the number and size of its promotional programs. Based on our projections, which were formulated in the fourth quarter of 2005, the Company believed this pattern would continue, and as a result, the Company incurred an impairment charge of $16,701 in the fourth quarter of 2005. This charge was calculated in accordance with the provisions of SFAS No. 142 utilizing a discounted cash flow model based on the best available projections as of December 31, 2005 of Logistix (U.K)’s future cash flows. Of the $16,701 impairment charge, $16,418 was attributable to goodwill and $283 was attributable to other intangible assets of Logistix (U.K.) and Megaprint Group. The remaining carrying value of goodwill and other intangible assets of Logistix (U.K.), including Megaprint Group, as of December 31, 2005 was $2,659. The impairment of assets charge was recorded in the consolidated statement of operations for the year ended December 31, 2005 and was reflected in the Promotional Products segment. The entire remaining balance of $629 of other intangible assets for Logistix (U.K.) represents the Logistix trademark.

In the third quarter of 2007, management determined that sustained declines in quoted market price of the Company’s common stock represent an event or change in circumstance that would more likely than not reduce the fair value of certain of its assets. Furthermore, management considered the current period operating loss combined with a history of operating losses and determined that a “triggering event” had occurred and an impairment review was necessary ahead of the annual impairment review which would normally occur in the fourth quarter. As a result of this review, the Company determined that certain assets at its Logistix (U.K.) agency were impaired and recorded charges of $3,298 in 2007. These charges were composed of goodwill impairment of $2,385, trademark impairment of $609, and fixed asset impairment of $304. These charges are for write-downs of assets in the Promotional Products segment.

The impairment of the Logistix (U.K.) trademark was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The impairment test required the Company to estimate the fair value of our trademark. The Company tested these trademarks at the reporting unit level. The Company estimated fair value based on projections of the future cash flows of the reporting unit. The Company determined that the trademark’s fair value was $0 and accordingly wrote-off the carrying value of $609. During this period the Company also recorded $198 of a benefit for income taxes for a reversal of the deferred income tax liability associated with this trademark.

The impairment for fixed assets was assessed in accordance with the provisions of SFAS 144. In performing the test, the Company determined the total of the expected future undiscounted cash flows directly related to the existing potential of Logistix (U.K.) was less than the carrying value of that reporting unit; therefore, the analysis indicated an impairment charge. The impairment charge of $304 represented the difference between the fair value of the assets and their carrying value.

The impairment of goodwill was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the reporting unit when performing the impairment test for goodwill. The goodwill impairment test required the Company to estimate the fair value of its overall business enterprise at the reporting unit level. The Company estimated fair value using a discounted cash flow model. Under this model, the Company utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. The Company then compared the carrying value of each of its reporting units to their fair value. Since the fair value of the Logistix (U.K.) reporting unit was less than the carrying amount of its net tangible and intangible assets, an impairment charge of $2,385, associated with the remaining balance of Logistix (U.K.) goodwill, was recorded in 2007.

As of December 31, 2007, there was no remaining carrying value for goodwill and trademark associated with the Logistix (U.K.) reporting unit.

4.	FIXED ASSETS, NET

Fixed assets, net is summarized as follows:

	December 31,
	2006	2007
Furniture, fixtures and equipment	$3,485	$3,660
Computer software	5,913	6,194
Computer hardware	6,302	7,351
Leasehold improvements	2,571	2,694
Fixed assets, at cost	18,271	19,899

Accumulated depreciation and amortization	(14,688)	(16,522)
Fixed assets, net	$3,583	$3,377

For the years ended December 31, 2005, 2006 and 2007, depreciation expense related to fixed assets was $1,821, $1,541 and $1,536, respectively.

5.	SHORT-TERM DEBT

On March 29, 2006, the Company entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. On May 10, 2006 certain covenants under the facility were amended. For 2007, borrowing availability has ranged from $4,311 to $11,749. As of December 31, 2007, the marginal interest rate on available borrowings under the Facility was 8.5%. As of December 31, 2007, the Company was in compliance with the restrictions and covenants. As of December 31, 2007, $0 was outstanding under the Facility.

Letters of credit outstanding under the Company’s prior credit facility and the Facility as of December 31, 2006 and 2007 totaled $310 and $439, respectively.

6.	DEFINED CONTRIBUTION PLAN

The Company has a 401(k) Tax Deferred Savings Plan (the “401(k) Plan”), which became effective on January 1, 1992. The 401(k) Plan covers substantially all of its eligible employees, as defined under the 401(k) Plan. The Company makes annual contributions to the 401(k) Plan consisting of a discretionary matching contribution equal to a determined percentage of the employee’s contribution. Costs related to contributions to the 401(k) Plan for the years ended December 31, 2005, 2006, and 2007 were $730, $377 and $492, respectively.

7.	EQUITY COMPENSATION PLANS

The Company currently has three equity based compensation plans: the 2000 Stock Option Plan (the “2000 Employee Plan”), 2004 Non-Employee Director Stock Incentive Plan (the “Non-Employee Director Plan”) and the 2004 Stock Incentive Plan (the “Stock Incentive Plan” and collectively with 2000 Employee Plan and the Non-Employee Director Plan referred to as the “Equity Compensation Plans”). Under the plans, the Company has the ability to grant stock options, restricted stock, restricted stock units (“RSUs”), stock bonuses, stock appreciation rights or performance units. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of years from the date of grant. Outstanding options were granted with exercise prices at or above the fair market value of the Company’s common stock on the date of grant. A total of 1.8 million shares of Common Stock are reserved for issuance pursuant to awards granted and to be granted under the Equity Compensation Plans. An aggregate of 801,628 shares were available for grant under the Equity Compensation Plans as of December 31, 2007. The 2000 Employee Plan expires in 2010. The Non-Employee Director Plan and the Stock Incentive Plan expire in 2014.

The Company previously had a 1996 Stock Option Plan, which expired in 2001, and a Non-Employee Director Stock Option Plan, which expired in 2003 (collectively, the “Expired Plans”). An aggregate of 288,120 shares are reserved for issuance pursuant to outstanding options granted under these Expired Plans.

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

Transactions involving the Stock Compensation Plans and the Expired Plans are summarized as follows:

				Exercisable at End of Year
			Weighted Average Exercise Price Per Share		Weighted Average Exercise Price Shares
		Restricted Stock Outstanding
	Options			Number Exercisable
	Outstanding
Outstanding at December 31, 2004	1,956,728	245,325	12.01	1,315,383	$13.33
Granted	500,000	118,648	9.03
Exercised	(20,000)	(26,813)	2.46
Canceled	(702,758)	(72,337)	14.17
Outstanding at December 31, 2005	1,733,970	264,823	12.04	1,820,327	$9.63
Granted	-	515,349	-
Exercised	-	(62,804)	-
Canceled	(686,900)	(55,504)	12.30
Outstanding at December 31, 2006	1,047,070	661,864	7.48	1,191,394	$10.72
Granted	-	96,806	-
Exercised	-	(103,032)	-
Canceled	(352,200)	(60,765)	13.46
Outstanding at December 31, 2007	694,870	594,873	$5.54	978,970	$7.39

The following table summarizes information about the Company’s equity awards outstanding and exercisable as of December 31, 2007:

The aggregate fair market value of the Company’s restricted stock and RSU grants is being amortized to compensation expense over the vesting period (typically 3 years). Compensation expense recognized related to grants of restricted stock and RSU’s to certain employees and non-employee Board members was $1,080 and $1,441 for the year ended December 31, 2006 and 2007, respectively. As of December 31, 2007, there was $1,985 of unrecognized compensation cost related to unvested restricted stock and RSUs. This cost is expected to be recognized over a weighted average of 1.8 years.

The following table summarizes the number and weighted average grant date fair value of the Company’s unvested restricted stock and RSUs as of December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2007	516,640	$7.01
Granted	96,806	3.53
Vested	(241,908)	6.27
Forfeited	(60,765)	7.66
Unvested at December 31, 2007	310,773	$6.39

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

8.	INCOME TAXES

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and the values utilized for measurement in accordance with current tax laws.

Consolidated pre-tax income (loss) consists of the following:

	Years Ended December 31,
	2005	2006	2007
US operations	$(16,764)	$(1,375)	$(1,285)
Foreign operations	(14,955)	(1,197)	(6,119)
	$(31,719)	$(2,572)	$(7,404)

The provision (benefit) for income taxes consist of:

	Years Ended December 31,
	2005	2006	2007
CURRENT:
Federal	$(750)	$(52)	$--
State and local	15	(336)	8
Foreign	48	97	402
	(687)	(291)	410
DEFERRED:
Federal	6,554	--	--
State and Local	2,387	--	--
Foreign	(101)	(16)	(198)
	8,840	0	(198)
	$8,153	$(307)	$212

Income taxes recorded by the Company differ from the amounts computed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and the actual income tax expense as reflected in the accompanying consolidated statements of operations.

	Years Ended December 31,
	2005	2006	2007
Tax at the Federal statutory rate	$(10,911)	$(885)	$(2,547)
State income taxes, net of the Federal tax benefit	(858)	(156)	(315)
Effect of change in state rate on deferred tax assets	--	--	1,195
Effect of permanent differences for non-deductible goodwill	5,010	--	792
Effect of deemed dividend from Asia subsidiary	--	--	593
Valuation Allowance	14,390	630	(317)
Other	522	104	811
	$8,153	$(307)	$212

Other reflects the effects of permanent differences such as the non-deductible portion of meals and entertainment expenses, tax free municipal interest income earned in 2005 and 2006, and the impact of foreign earnings/losses which are taxed at different rates. In 2005, the company recorded a tax provision despite recording pre-tax losses as a result of establishing a valuation allowance against previously recorded deferred tax assets (see below). The increase in “Other” in 2007 is primarily due to the losses in Europe which are subject to lower tax rates.

In 2007, the Company recorded a net tax provision primarily as a result of its Asia-based operations and recognized no tax provision (benefit) from the Company’s operations in the United States and the United Kingdom due to the valuation allowance (see below). The tax provision for our Asia based operations was partially offset by $198 for a reversal of a deferred income tax liability associated with the Logistix (U.K.) trademark which was written-off in 2007.

The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) for the years ended December 31, 2006 and 2007 are as follows:

	2006	2007

Allowance for doubtful accounts	$599	$335
Inventory reserve	36	(80)
Accrued expenses	716	764
Net operating loss carryforwards	--	--
Other	(223)	(416)
Total current	1,128	603

Goodwill and other intangibles	6,386	5,219
Fixed assets	586	496
Net operating loss and other carryforwards	5,568	7,690
Long term liabilities	1,099	665
Other	282	253
Total non-current	13,921	14,323
Deferred income tax asset valuation allowance	(15,243)	(14,926)
Net deferred tax assets (liabilities)	$(194)	$--

The Company assesses the realizability of its deferred tax assets and the need for a valuation allowance based on the requirements of SFAS No. 109. SFAS No. 109 requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of our net deferred tax assets. The recognition of a valuation allowance against net deferred tax assets and the related tax provision is based upon management’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available. Because of the operating losses the Company has incurred over the previous two years and based on projections of 2006 taxable income, the Company established a non-cash valuation allowance against its deferred tax assets in 2005. The Company does not expect to record tax expense or benefits on U.S.-based operating results until it is consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. The valuation allowance provided against deferred tax assets is $15,243 and $14,926 at December 31, 2006 and 2007, respectively. We recorded a tax provision of $8,153 in 2005 as the result of establishing a valuation allowance against deferred tax assets during the fourth quarter of 2005.

Federal net operating loss (“NOL”) carryforwards totaled approximately $7,295 and $10,499 as of December 31, 2006 and 2007, respectively. The federal net operating losses related to 2004 were carried back and utilized in prior years. A portion of the 2005 loss was carried back and utilized in prior years. As of December 31, 2005, for the reason’s discussed above, management established a full valuation allowance against the remaining balance of federal NOL carryforwards. Foreign NOL carryforwards totaled $1,287 and $6,092 as of December 31, 2006 and 2007 and have a full valuation allowance against them.

State net operating loss carryforwards totaled approximately $17,606 and $19,022 as of December 31, 2006 and 2007, respectively. Their use is limited to future taxable earnings of the Company. As the states do not currently provide for a carryback provision, the state net operating losses will have a 10-year carryforward period. As of December 31, 2005, for the reason’s discussed above, management established a full valuation allowance against the remaining balance of state NOL carryforwards.

A deferred U.S. tax liability has not been provided on the unremitted earnings of Logistix (U.K.) because it is the intent of the Company to permanently reinvest these earnings in the United Kingdom. Undistributed pre-tax earnings of Logistix (U.K.), which have been or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes – Special Areas,” aggregated $2,574 at December 31, 2006. As of December 31, 2007, as a result of continued operating losses, Logistix (U.K.) has an accumulated loss of $2,109.

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

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2021.

Future minimum lease payments under non-cancelable operating leases are as follows:

Year

2008	$4,024
2009	4,228
2010	1,748
2011	1,781
2012	1,752
Thereafter	12,479
Total*	$26,012

* Minimum payments have not been reduced by minimum sublease rentals of $1,355 due to the Company in the future under noncancelable subleases.

Aggregate rental expenses for operating leases were $3,922, $3,249 and $3,456 for the years ended December 31, 2005, 2006 and 2007, respectively.

Guaranteed Royalties

For the years ended December 31, 2005, 2006, and 2007, the Company incurred $4,168, $1,899 and $506, respectively, in royalty expense. In addition, the Company decided to wind down its consumer products business. The result of the decision was a charge in 2004 for minimum royalty guarantee shortfalls of $7,722. In 2005, we reached a settlement with one of our licensors affecting several licenses. As a result of this settlement and Scooby-Doo™ revenues that exceeded our initial estimates, $2,837 of the 2004 charge for minimum royalty guarantee shortfalls was reversed in 2005. In 2006, we reached a settlement with a different licensor which resulted in a reversal of $88. License agreements for certain copyrights and trademarks require minimum guaranteed royalty payments over the respective terms of the licenses.

As of December 31, 2007, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2008	$280
Total	$280

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

10.      INDUSTRY SEGMENTS, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

The Company’s revenues are highly dependent on obtaining major contracts from a limited number of customers. Approximately 52%, 48% and 47% of the Company’s consolidated revenues for the years ended December 31, 2005, 2006 and 2007, respectively, were from one customer in the Promotional Products segment.

The Company has identified three reportable segments through which it conducts its operations: Agency Services, Promotional Products and Consumer Products. Effective January 1, 2008, as a result of recent changes in management and agency structure and to be consistent with the way management now views business units internally, the Company now reports its marketing services business as two separate reportable segments: Agency Services and Promotional Products. This reflects the changes in the structure and format of internal management reports provided to the chief operating decision maker. The factors for determining the reportable segments were based on the distinct nature of their operations. Each segment is responsible for executing a unique business strategy. The Agency Services segment provides various services such as strategic planning and research, entertainment marketing, promotion, event marketing, collaborative marketing, retail design, and environmental branding. The Agency Services segment is a service-based business whose revenues are derived either from fees for hours worked or from fixed price retainer contracts. The Promotional Products segment designs and contracts for the manufacture of promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional Products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are often based. The Promotional Products segment manufactures product to order and derives its revenues primarily from the sale of such product to its clients. The Consumer Products segment designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

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

60

Industry Segments

As of and For the Year Ended December 31, 2005
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$20,766	$176,416	$26,215	$--	$223,397
Segment income (loss)
from operations	$4,137	$(15,807)	$2,642	$(22,728)	$(31,756)
Fixed asset additions	$--	$--	$--	$1,711	$1,711
Depreciation and amortization	$--	$344	$--	$1,821	$2,165
Total assets	$15,213	$33,002	$5,963	$15,618	$69,796

	As of and For the Year Ended December 31, 2006
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$30,133	$141,083	$10,181	$--	$181,397
Segment income (loss)
from operations	$5,812	$9,944	$(260)	$(17,714)	$(2,218)
Fixed asset additions	$--	$--	$--	$1,469	$1,469
Depreciation and amortization	$--	$139	$--	$1,546	$1,685
Total assets	$13,027	$28,482	$2,985	$17,876	$62,370

	As of and For the Year Ended December 31, 2007
	Agency	Promotional	Consumer
	Services	Products	Products	Corporate	Total
Total revenues	$31,769	$126,612	$5,793	$--	$164,174
Segment income (loss)
from operations	$3,951	$4,510	$1,337	$(17,552)	$(7,754)
Fixed asset additions	$--	$--	$--	$1,553	$1,553
Depreciation and amortization	$--	$54	$--	$1,542	$1,596
Total assets	$16,809	$23,521	$2,287	$8,826	$51,443

Information about the Company’s operations by geographical area is as follows:

	As of and For the Years Ended December 31,
	2005	2006	2007
Revenues:
United States	$171,995	$134,907	$126,819
International	51,402	46,490	37,355
Total revenues	223,397	$181,397	$164,174
Income (loss) from operations:
United States	$(12,076)	$1,318	$1,508
International	(19,680)	(3,536)	(9,262)
Total loss from operations	$(31,756)	$(2,218)	$(7,754)
Fixed assets, net:
United States	$2,984	$3,093	$3,053
International	587	490	324
Total fixed assets	$3,571	$3,583	$3,377

11.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31

2006
Revenues	$42,686	$40,094	$43,078	$55,539
Gross profit	$10,333	$11,310	$11,547	$10,837
Income (loss) from operations	$(2,105)	$(530)	$409	$8
Net income (loss) available to common stockholders	$(2,463)	$(644)	$219	$248
Basic income (loss) per share:
Income (loss) per share	$(0.42)	$(0.11)	$0.04	$0.04
Weighted average shares outstanding	5,806,203	5,838,785	5,845,788	5,849,186
Diluted income (loss) per share:
Income (loss) per share	$(0.42)	$(0.11)	$0.03	$0.03
Weighted average shares outstanding	5,806,203	5,838,785	8,675,447	8,930,472

	Three Months Ended
	March 31	June 30	September 30	December 31

2007
Revenues	$36,248	$39,539	$42,532	$45,855
Gross profit	$7,963	$10,221	$10,544	$12,596
Income (loss) from operations	$(2,457)	$(1,756)	$(3,977)	$436
Net income (loss) available to common stockholders	$(2,593)	$(1,819)	$(3,736)	$532
Basic income (loss) per share:
Income (loss) per share	$(0.44)	$(0.31)	$(0.63)	$0.09
Weighted average shares outstanding	5,852,174	5,875,991	5,887,830	5,895,699
Diluted income (loss) per share:
Income (loss) per share	$(0.44)	$(0.31)	$(0.63)	$0.06
Weighted average shares outstanding	5,852,174	5,875,991	5,887,830	8,784,821

(1.) Changes primarily attributable to the impairment charges in the fourth quarter. (See Note 3).

12.	SUBSEQUENT EVENTS

On March 3, 2008, the Company issued 925,000 restricted shares of Common Stock to seven senior executives in lieu of 2008 salary increases and cash bonuses. The restricted share grants are being amortized to compensation expense over a three year vesting period. The closing price for EMAK Common Stock as of March 3, 2008, was $1.00 per share. As part of the issuance of the restricted stock grants, the Company repurchased stock options from its CEO in order to increase the number of shares available for grant under the Company’s Equity Compensation Plans. The Company paid $16 to repurchase 375,000 fully vested stock options with an average exercise price of $9.89. The Black-Scholes option pricing model was used in determining the valuation of the purchase price of the options repurchased. In accordance with the provisions of SFAS No. 123(R), the cash settlement of $16 was recorded as a repurchase of outstanding equity instruments and was charged to additional paid-in capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports filed with the SEC are recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including to our Chief Executive Office and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and its Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Office and Principal Accounting Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Remediation of Prior Material Weaknesses

As of December 31, 2007, management believes that the material weaknesses in our internal control over financial reporting that was included in Item 4 of our Form 10-Q for the quarter ended September 30, 2007 have been effectively remediated. Prior to the quarter ended December 31, 2007, the remediation measures as described below were implemented.

We have taken appropriate actions to remediate the material weakness related to our internal controls over the completeness and accuracy of our the timely identification of a “triggering event” for impairment testing in accordance with Statement of Financial Accounting Standards No.SFAS 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”). We have implemented a more formal process to document and review the impact of the Company’s decline in quoted market price as a potential indicator of impairment, to ensure that goodwill is tested for potential impairment in accordance with generally accepted accounting principles. This process will be completed on a quarterly basis to ensure any such transactions are accounted for appropriately.

Changes in Internal Control over Financial Reporting

Other then mentioned above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

63

ITEM 9B.	OTHER INFORMATION.

Inapplicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers.” Information required by Item 10 of Part III regarding our Directors appears under the caption “ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to our Policy on Business Conduct and to our compliance with Section 16(a) of the 1934 Act is also set forth in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item appears under the captions “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION AND RELATED MATTERS” and “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item appears under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the caption “ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item appears under the caption “RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report.

1. Financial Statements:
Page

Report of Independent Registered Public Accounting Firm	28
Report of Independent Registered Public Accounting Firm	29

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2006 and 2007	30
Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007	31
Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2006 and 2007	32
Statements of Comprehensive Loss for the Years Ended December 31, 2005, 2006 and 2007	33
Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007	34
Notes to Consolidated Financial Statements	35

2. Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	62
Schedule II Valuation and Qualifying Accounts	63

Note:	All other supplementary schedules are omitted since they are not applicable or the required information can be obtained from the consolidated financial statements.

3. Exhibits:

3.1	Certificate of Incorporation. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated July 16, 2004. (2)
3.3	Certificate of Amendment of Certificate of Incorporation dated September 15, 2004. (2)
3.4	Amended and Restated Bylaws. (3)
3.5	Certificate of Designation of Series AA Senior Cumulative Convertible Preferred Stock of the Company, dated December 30, 2004. (4)
3.6	Certificate of Amendment of Certificate of Designation of Series AA Senior Cumulative Convertible Preferred Stock of the Company dated September 2, 2005. (5)
3.7	Certificate of Amendment of Certificate of Designation of Series AA Senior Cumulative Convertible Preferred Stock of the Company dated June 30, 2006. (6)
3.8	Amended and Restated Certificate of Designation of Series AA Senior Cumulative Convertible Preferred Stock of the Company dated June 1, 2007. (19)
10.1	Securities Purchase Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (7)
10.2	Registration Rights Agreement by and between Crown Acquisition Partners, LLC and Equity Marketing, Inc., dated March 29, 2000. (7)
10.3	Exchange Agreement by and between Crown EMAK Partners, LLC and EMAK Worldwide dated as of December 30, 2004. (4)
10.4	Agreement of Lease dated July 17, 1998 between Miracle Mile, L.L.C. and Equity Marketing, Inc. (8)
10.5	Second Amendment to Office Lease by and between Lexington San Vicente Associates, LLC (successor to Miracle Mile, L.L.C.) and Equity Marketing, Inc. (9)
10.6	Agreement of Lease (18th Floor) effective September 1, 2005 between Wide Harvest Investment Ltd. and Equity Marketing Hong Kong, Ltd. (9)
10.7	Agreement of Lease (19th Floor) effective September 1, 2005 between Wide Harvest Investment Ltd. and Equity Marketing Hong Kong, Ltd. (9)
10.8

Agreement of Lease dated June 30, 1998, as amended August 27, 1998, March 31, 2000 and May 22, 2002 between 303 Wacker Realty L.L.C. and EMAK Worldwide, Inc. (as successor to Promotional Marketing, L.L.C., d/b/a Upshot). (9)

10.9	Loan and Security Agreement by and between Bank of America, N.A. and EMAK Worldwide, Inc. (and its domestic subsidiaries), dated March 29, 2006. (9)
10.10	Form of Director’s and Officer’s Indemnification Agreement. (10)
10.11	Amended and Restated 1996 Stock Option Plan. (11)
10.12	Non-Employee Director Stock Option Plan. (12)
10.13	Amended and Restated 2000 Stock Option Plan. (13)
10.14	2004 Non-Employee Director Stock Incentive Plan. (14)
10.15	2004 Stock Incentive Plan. (14)
10.16	Employment agreement dated as of October 3, 2005 between Equity Marketing, Inc. and Kim H. Thomsen. (15)
10.17	Employment agreement dated as of October 3, 2005 between Equity Marketing, Inc. and Jonathan Banks. (15)
10.18	Employment agreement dated as of November 9, 2005 between the Company and Jim Holbrook. (16)
10.19	Form of Resale Restriction Agreement. (17)

10.20	Exchange and Extension Agreement by and between Crown EMAK Partners, LLC and the Company dated June 30, 2006. (6)
10.20	First Amendment to Loan and Security Agreement dated May 10, 2006. (18)
10.21	Second Amendment to Loan and Security Agreement dated August 11, 2006. (18)
10.22	Third Amendment to Loan and Security Agreement dated November 21, 2006. (20)
10.23	Fourth Amendment to Loan and Security Agreement dated February 5, 2007. (20)
10.24	Office Lease dated November 9, 2007 between 350 North Orleans L.L.C. and Upshot, Inc. (21)
21.	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
23.2	Consent of Deloitte & Touche LLP*
31.1	Certification of Principal Executive Officer dated March 31, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Accounting Officer dated March 31, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer dated March 31, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer dated March 31, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------------------

(1)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 17, 2005, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated January 5, 2005, and incorporated herein by reference.

(5)	Previously filed with the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders dated April 28, 2005 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated June 30, 2006, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 11, 2000, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(14)	Previously filed with the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders dated April 26, 2004 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2005, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(19)	Previously filed with the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders dated May 4, 2007 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference.

(*) Filed herewith

(b) Exhibits Required by Item 601 of Regulation S-K

See Item 3. above.

(c) Financial Statement Schedule

See Item 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2008.

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

/s/ James L. Holbrook, Jr.	Chief Executive Officer, Director	March 31, 2008
James L. Holbrook, Jr.	(Principal Executive Officer)

/s/ Roy Dar	Senior Vice President, Controller	March 31, 2008
Roy Dar	(Principal Accounting Officer)

/s/ Stephen P. Robeck	Chairman, Director	March 31, 2008
Stephen P. Robeck

/s/ Howard D. Bland	Director	March 31, 2008
Howard D. Bland

/s/ Jeffrey S. Deutschman	Director	March 31, 2008
Jeffrey S. Deutschman

/s/ Daniel W. O’Connor	Director	March 31, 2008
Daniel W. O’Connor

/s/ Alfred E. Osborne, Jr.	Director	March 31, 2008
Alfred E. Osborne, Jr.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders of

EMAK Worldwide, Inc.:

Our audit of the consolidated statements of operations, of stockholders' equity, of comprehensive loss and of cash flows referred to in our report dated March 30, 2006, except for the restatement discussed in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2005 (not presented herein), as to which the date is August 31, 2006 and except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in segments discussed in Note 10, as to which the date is March 26, 2007, appearing in the 2007 Annual Report to Shareholders of EMAK Worldwide, Inc. also included an audit of the financial statement schedule for the year ended December 31, 2005 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated statements referred to above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, CA

March 30, 2006

EMAK WORLDWIDE, INC.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions Charged to Expenses	Additions Charged to Revenues	Net Deductions		Balance at End of Year

CLASSIFICATION

Year Ended December 31, 2005
Allowances for doubtful accounts receivable	$1,733	$180	$1,247	$(1,422)	(A)	$1,738
and sales returns
Inventory reserve	740	1,719	-	(1,568)		891
Restructuring reserves	-	2,952	-	(1,117)		1,835
Deferred tax asset valuation allowance	223	14,390	-	-		14,613
Year Ended December 31, 2006
Allowances for doubtful accounts receivable	$1,738	$13	$958	$(1,327)	(A)	$1,382
and sales returns
Inventory reserve	891	437	-	(689)		639
Restructuring reserves	1,835	1,213	-	(2,929)		119
Deferred tax asset valuation allowance	14,613	630	-	-		15,243
Year Ended December 31, 2007
Allowances for doubtful accounts receivable	$1,382	$(14)	$2,167	$(2,682)	(A)	$853
and sales returns
Inventory reserve	639	(82)	-	(197)		360
Restructuring reserves	119	584	-	(348)		355
Deferred tax asset valuation allowance	15,243	(317)	-	-		14,926

(A) Represents product returns, credits applied and accounts receivable written off, net of recoveries.