Form 10-Q
period 2008-03-31
EMAK Worldwide, Inc.
filed 2008-05-15
CIK 911151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Common Stock, $.001 par value, 6,883,677 shares as of May 4, 2008

EMAK WORLDWIDE, INC.

Index To Quarterly Report on Form 10-Q

Filed with the Securities and Exchange Commission

March 31, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

ASSETS

	December 31,	March 31,
	2007	2008
CURRENT ASSETS (Note 3):
Cash and cash equivalents	$2,988	$1,858
Restricted cash	390	--
Accounts receivable (net of allowances of $853 and $708
as of December 31, 2007 and March 31, 2008, respectively)	24,477	22,639
Inventories	7,315	7,255
Prepaid expenses and other current assets	1,773	2,309
Total current assets	36,943	34,061
Fixed assets, net	3,377	3,481
Goodwill	10,825	10,825
Other intangibles, net	2	-
Other assets	296	303
Total assets	$51,443	$48,670

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	December 31,	March 31,
	2007	2008
CURRENT LIABILITIES:
Short-term debt	$--	$--
Accounts payable	15,385	14,208
Accrued liabilities	15,150	13,078
Total current liabilities	30,535	27,286
LONG-TERM LIABILITIES	1,432	1,725
Total liabilities	31,967	29,011

COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, Series AA senior cumulative convertible,
$.001 par value per share, 25,000 issued and outstanding	19,041	19,041

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized, 25,000 Series AA issued and outstanding	--	--
Common stock, $.001 par value per share, 25,000,000
shares authorized, 5,943,278 and 5,958,677 shares outstanding
as of December 31, 2007 and March 31, 2008, respectively	--	--
Additional paid-in capital	35,284	35,576
Accumulated deficit	(20,841)	(20,824)
Accumulated other comprehensive income	3,661	3,535
Less	18,104	18,287
Treasury stock, 3,167,258 shares, at cost, as of
December 31, 2007 and March 31, 2008	(17,669)	(17,669)
Total stockholders' equity	435	618
Total liabilities, redeemable preferred stock and stockholders' equity	$51,443	$48,670

The accompanying notes are an integral part of these

condensed consolidated financial statements.

                EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended
	March 31,
	(Unaudited)
	2007	2008
REVENUE:
Revenues from services	$5,064	$6,063
Revenues from tangible products and other revenues	31,184	32,684
TOTAL REVENUE	36,248	38,747
COST OF SALES:
Cost of services	3,526	3,356
Cost of tangible goods sold	24,759	26,359
TOTAL COST OF SALES	28,285	29,715
Gross profit	7,963	9,032
OPERATING EXPENSES:
Salaries, wages and benefits	6,663	5,232
Selling, general and administrative	3,757	4,085
Restructuring charge	--	113
Total operating expenses	10,420	9,430
loss from operations	(2,457)	(398)
OTHER INCOME (EXPENSE), net	(17)	487
Income (loss) before provision for income taxes	(2,474)	89
PROVISION FOR INCOME TAXES	119	72
NET INCOME (LOSS)	(2,593)	17

BASIC INCOME (LOSS) PER SHARE	$(0.44)	$0.00
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,852,174	5,945,299

DILUTED INCOME (LOSS) PER SHARE	$(0.44)	$0.00
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,852,174	8,854,233

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	(Unaudited)
	2007	2008
NET INCOME (LOSS)	$(2,593)	$17
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	18	(126)
Unrealized gain on foreign currency
forward contracts	4	--
COMPREHENSIVE LOSS	$(2,571)	$(109)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,593)	$17
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	357	399
Provision (benefit) for doubtful accounts	(39)	40
Gain on asset disposal	(1)	(21)
Stock-based compensation expense	416	354
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	3,466	1,802
Inventories	(1,033)	58
Prepaid expenses and other current assets	1,358	(539)
Other assets	18	(6)
Accounts payable	1,029	(1,179)
Accrued liabilities	(1,698)	(2,106)
Long-term liabilities	(269)	290
Net cash provided by (used in) operating activities	1,011	(891)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(494)	(506)
Restricted cash	--	388
Proceeds from sale of fixed assets	1	18
Net cash used in investing activities	(493)	(100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of options via stock option buyback	--	(16)
Net cash used in financing activities	--	(16)
Net increase (decrease) in cash and cash equivalents	518	(1,007)
Effects of exchange rate changes on cash and cash equivalents	(6)	(123)
CASH AND CASH EQUIVALENTS, beginning of period	8,677	2,988
CASH AND CASH EQUIVALENTS, end of period	$9,189	$1,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest paid	$34	$34
Income taxes refunded, net	$(1,276)	$(28)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

The Company continues to experience losses and negative cash flow from operations. While there was net income of $17 for the three months ended March 31, 2008, net losses were $7,616 for the year ended December 31, 2007. Cash flows used in operations were $891 for the three months ended March 31, 2008. Despite the Company’s recent history of operating losses, the Company is focused on a return to meaningful profitability in 2008 and performed a comprehensive review of its business to assure not only that its operating expenses are aligned with revenues, but also that its client-by-client and program-by-program revenue models meet minimum profitability standards. In connection with the review, the Company integrated the operations of its Equity Marketing and Logistix agencies and the Company initiated a “Lean” enterprise process improvement program designed to streamline its operations. The restructurings plans EMAK implemented will reduce its annual operating expenses primarily through reductions in U.S. and European-based headcount as the Company adjusts the size of our footprint around the world.

In addition, the Company has taken steps in Europe to reduce headcount and the transition of certain other agency services for its largest client at the end of 2007 resulting in the departure of related personnel in the U.S. As a result of this, the Company expects a further reduction in annual operating expenses in addition to the expected annual savings resulting from the restructuring plans.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Net Income Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and the assumed conversion of preferred stock have an anti-dilutive effect. Options and warrants to purchase 1,963,736 and 1,232,036 shares of common stock, $.001 par value per share (the “Common Stock”), as of March 31, 2007 and 2008, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive.

Excluded from the computation of diluted EPS were preferred stock convertible into 2,777,778 shares of Common Stock and 141,000 restricted stock units for the three months ended March 31, 2007 as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income (loss)” and other disclosures required by SFAS No. 128, “Earnings per Share.”

	For the Three Months Ended March 31,
	2007			2008
	Loss	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss)	$(2,593)	5,852,174	$(0.44)	$17	5,945,299	$0.00
Effect of dilutive securities:
Options and warrants	--	--		--	--
Convertible preferred stock		--			2,777,778
Restricted stock units	--	--		--	131,156
Dilutive EPS:
Income (loss)	$(2,593)	5,852,174	$(0.44)	$17	8,854,233	$0.00

Restricted Cash

During the first quarter of 2006, the Company’s Logistix (U.K.) subsidiary entered into an agreement with Hong Kong Shanghai Bank Corp. (“HSBC”), under which HSBC issued a guarantee of up to 1,000 EURO (approx $1,207) to one of Logistix’ vendors in exchange for the deposit of the same amount into an interest bearing restricted cash account with HSBC. During the third quarter of 2007, HSBC released 747 EURO (approx $1,036) with the remaining balance of 266 EURO (approx $388) released in the first quarter of 2008. The guarantee from HSBC enabled Logistix (U.K.) to secure more favorable payment terms from a new vendor supplying significant quantities of goods for a promotional program. This guarantee ended when the associated program was completed in the second quarter of 2007.

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and expensed over the life of the related promotional programs (which is typically less than six months) and deferred costs on service contracts for which revenue has been deferred and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2007 and March 31, 2008, inventories consisted of the following:

	December 31,	March 31,
	2007	2008
Finished goods	$4,949	$4,259
Production-in-process	2,366	2,996
Total inventories	$7,315	$7,255

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction gains (losses) included in other income (expense), net for the three months ended March 31, 2007 and 2008 were $(19) and $485, respectively.

Derivative Instruments

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133, as amended, requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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

The Company uses derivatives to manage exposures to foreign currency. The Company’s objective for holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (expense) in the condensed consolidated statements of operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to eleven months in original maturity. As of March 31, 2008, there were no foreign currency forward contracts outstanding.

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

As of December 31, 2007, the Company had a valuation allowance equal to its total net deferred income tax assets due to the uncertainty of ultimately realizing income tax benefits of approximately $14,926. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2003 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Goodwill and Other Intangibles

The carrying amount of goodwill as of December 31, 2007 and March 31, 2008 was $10,825. As of March 31, 2008, $8,245 of the goodwill relates to the Agency Services segment and $2,580 relates to the Promotional Products segment.

The change in the carrying amount of identifiable intangibles from $2 as of December 31, 2007 to $0 as of March 31, 2008 reflects a decrease of $2 for amortization expense.

Fair Value Measurements

The Company adopted SFAS No. 157 on January 1, 2008, which clarifies that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Under SFAS No. 157, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect the Company’s assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•

Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. In addition, under SFAS No. 157, the fair value measurement of a liability must reflect the nonperformance risk of an entity. As of March 31, 2008, the Company does not have any assets or liabilities measured at fair value using Level 1 through Level 3 inputs.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date for acquisitions completed on or after January 1, 2009, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions regardless of the date on which they were completed. The Company has not completed its evaluation of SFAS No. 141(R), but does not expect the adoption of SFAS No. 141(R) to have a material effect on its operating results or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 requires: (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not completed its evaluation of SFAS No. 161, but does not expect the adoption of SFAS No. 161 to have a material effect on its operating results or financial position.

NOTE 3 — SHORT-TERM DEBT

On March 29, 2006, the Company entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. On May 10, 2006 certain covenants under the facility were amended. For the three months ended March 31, 2008, borrowing availability has ranged from $6,409 to $11,023. As of March 31, 2008, the marginal interest rate on available borrowings under the Facility was 8.5%. As of March 31, 2008, the Company was in compliance with the restrictions and covenants. As of December 31, 2007 and March 31, 2008, $0 was outstanding under the Facility.

Letters of credit outstanding under the Company’s Facility as of December 31, 2007 and March 31, 2008 totaled $439 and $1,606, respectively.

NOTE 4 – RESTRUCTURING

As part of the Company’s decision to reorganize its Hong Kong office to better align the Company’s operations with the current business needs, the Company recorded a charge for one-time termination benefits associated with staff reductions in the Company’s Hong Kong office. For the three months ended March 31, 2008, the Company recorded a charge of $22. The entire amount is attributable to the Promotional Products segment.

As part of the Company’s decision to align staffing costs with revenues, the Company eliminated one position at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs totaling $44 for the three months ended March 31, 2008. The entire amount is attributable to the Promotional Products segment.

As part of the Company’s decision to integrate the operations of its Equity Marketing and Logistix agencies in 2007, the Company recorded a gain for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. For the three months ended March 31, 2008, the Company recorded a gain of $4. The entire amount is attributable to the Promotional Products segment.

As part of the Company’s decision to streamline operations, the Company made the determination to close the Company’s Indianapolis warehouse effective February 19, 2008. For the three months ended March 31, 2008, the Company recorded a charge of $51 for the lease termination related to the closure of the Indianapolis warehouse. The entire amount is attributable to the Promotional Products segment.

The following table summarizes activity in the Company’s restructuring reserve.

	Logistix (U.K.)	Los Angeles Office Sublease	Indianapolis Warehouse Lease	Hong Kong	Equity Marketing and Logistix Integration	Total

Reserve at December 31, 2007	$277	$44	$-	$-	$34	$355
Additional charge	44	-	51	22	(4)	113
Utilization	(24)	(5)	(51)	(22)	(24)	(126)

Reserve at March 31, 2008	$297	$39	$-	$-	$6	$342

NOTE 5 -- SEGMENTS

Effective January 1, 2008, as a result of recent changes in management and agency structure and to be consistent with the way management now views business units internally, the Company consolidated its Consumer Products segment with its Promotional Products segment. As part of these changes, operating expenses previously recorded in the Corporate segment for the Company’s Hong Kong office and certain centralized resources are now included in the Promotional Products segment. Certain information presented in the tables below has been restated to conform to the current management structure as of January 1, 2008.

The Company has identified two reportable segments through which it conducts its operations: Agency Services and Promotional Products. This reflects the structure and format of internal management reports provided to the chief operating decision maker. The factors for determining the reportable segments were based on the distinct nature of their operations. Each segment is responsible for executing a unique business strategy. The Agency Services segment provides various services such as strategic planning and research, entertainment marketing, promotion, event marketing, collaborative marketing, retail design and environmental branding. The Agency Services segment is a service-based business whose revenues are derived either from fees for hours worked or from fixed price retainer contracts. The Promotional Products segment designs and contracts for the manufacture of promotional products used as free premiums or sold in conjunction with the purchase of other items at a retailer or quick service restaurant. Promotional Products are used for marketing purposes by both the companies sponsoring the promotions and the licensors of the entertainment properties on which the promotional programs are often based. The Promotional Products segment manufactures product to order and derives its revenues primarily from the sale of such product to its clients as well as designs and contracts for the manufacture of toys and other consumer products for sale to major mass market and specialty retailers, who in turn sell the products to consumers.

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

The primary measure of segment profit or loss reviewed by the chief operating decision maker is segment income (loss) from operations.

Industry Segments

	As of and For the Three Months Ended March 31, 2007
	Agency	Promotional
	Services	Products	Corporate	Total
Total revenues	$6,559	$29,689	$--	$36,248
Segment income (loss)
from operations	$654	$123	$(3,234)	$(2,457)
Fixed asset additions	$--	$--	$494	$494
Depreciation and amortization	$--	$18	$339	$357
Total assets	$13,408	$28,685	$17,183	$59,276

	As of and For the Three Months Ended March 31, 2008
	Agency	Promotional
	Services	Products	Corporate	Total
Total revenues	$7,920	$30,827	$--	$38,747
Segment income (loss)
from operations	$1,006	$1,401	$(2,805)	$(398)
Fixed asset additions	$--	$--	$506	$506
Depreciation and amortization	$--	$--	$399	$399
Total assets	$13,395	$27,325	$7,950	$48,670

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2021

Future minimum lease payments under non-cancelable operating leases as of March 31, 2008 are as follows:

Year

2008 (remainder of)	$3,114
2009	3,381
2010	1,758
2011	1,791
2012	1,760
Thereafter	12,488
Total*	$24,292

* Minimum payments have not been reduced by minimum sublease rentals of $1,324 due to the Company in the future under noncancelable subleases.

Aggregate rental expenses for operating leases were $782 and $1,101 for the three months ended March 31, 2007 and 2008, respectively.

Guaranteed Royalties

For the three months ended March 31, 2007 and 2008, the Company incurred $265 and $204, respectively, in royalty expense. As of March 31, 2008, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2008	$165
Total	$165

NOTE 7—STOCK BASED COMPENSATION

The Company has three stock compensation plans, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2007 Annual Report on Form 10-K. Under the plans, the Company has the ability to grant stock options, restricted stock, restricted stock units (“RSUs”), stock bonuses, stock appreciation rights or performance units. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of three to four years from the date of grant. Such stock options were granted with exercise prices at or above the fair market value of the Company’s common stock on the date of grant.

The Company recognized no compensation expense for stock options during the three months ended March 31, 2007 and 2008. No options were granted during the three months ended March 31, 2007 and 2008.

On March 3, 2008, the Company issued 925,000 restricted shares of Common Stock to seven senior executives. The restricted share grants are being amortized to compensation expense over a three year vesting period. The closing price for EMAK Common Stock as of March 3, 2008, was $1.00 per share. In connection with the restricted stock grants, the Company repurchased stock options from its CEO in order to increase the number of shares available for grant under the Company’s Equity Compensation Plans. The Company paid $16 to repurchase 375,000 fully vested stock options with an average exercise price of $9.89. The Black-Scholes option pricing model was used in determining the valuation of the purchase price of the options repurchased. In accordance with the provisions of SFAS No. 123(R), the cash settlement of $16 was recorded as a repurchase of outstanding equity instruments and was charged to additional paid-in capital.

Stock Options

The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans during the nine months ended March 31, 2008:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	694,870	$10.41
Granted	--	--
Exercised	--	--
Forfeited	--	--
Cancelled	(379,500)	9.93

Outstanding at March 31, 2008	315,370	$10.97	2.4	$--

Exercisable at March 31, 2008	315,370	$10.97	2.4	$--

The intrinsic value of stock options is the difference between the current market value and the exercise price. No options were exercised during the three months ended March 31, 2008.

Restricted Stock and Restricted Stock Units

The aggregate fair market value of the Company’s restricted stock and RSU grants is being amortized to compensation expense over the vesting period (typically 3 years). Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $416 and $354 for the three months ended March 31, 2007 and 2008, respectively. As of March 31, 2008, there was $2,816 of unrecognized compensation cost related to unvested restricted stock and RSUs. This cost is expected to be recognized over a weighted average of 2.0 years.

The following table summarizes the number and weighted average grant date fair value of the Company’s unvested restricted stock and RSUs as of March 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2008	310,773	$6.39
Granted	925,000	1.00
Vested	(8,375)	6.25
Forfeited	(6,666)	6.19
Unvested at March 31, 2008	1,220,732	$2.31

NOTE 8— REDEEMABLE PREFERRED STOCK

The Company currently has outstanding 25,000 of Series AA senior cumulative convertible preferred stock (“Series AA Stock”) with a liquidation preference of $1,000 per share.  The Series AA Stock was issued to Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown.”)  The Series AA Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate liquidation preference if a change of control, as defined in the Series AA Certificate of Designation, occurs.

The following table summarizes activity for the Company’s redeemable preferred stock.

Activity
On March 29, 2000, Crown invested $11,900 in the Company in exchange for Preferred Stock and warrants to purchase additional Preferred Stock. On June 20, 2000, Crown paid an additional $13,100.	$25,000
In 2000, issuance costs that includes approximately $1,000 for a commitment fee to Crown.	(1,951)
In 2004, transaction pursuant to which Crown exchanged preferred stock warrants for the issuance of new common stock warrants.	(3,135)
In 2006, Exchange and Extension Agreement providing for: (a) a change to the conversion; (b) elimination of dividend; (c) change to provisions pertaining to Series AA directors.	(873)
Redeemable preferred stock as of March 31, 2008	$19,041

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

Our Equity Marketing agency services our largest client, Burger King. Equity Marketing serves as Burger King’s primary manufacturing agency for its Kids Meals business. Equity Marketing operates in our Promotional Products segment.

Our Logistix agency (including Mega) is an insight driven marketing services agency specializing in product-based solutions. Logistix operates in our Promotional Products and Agency Services segments.

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

Overview

Revenues for the first quarter of 2008 increased 6.9% or $2,499 to $38,747 as compared to $36,248 recorded in the prior year. The increase in revenues combined with an increase in gross profit resulted in a net income of $17 in the current year quarter compared to a net loss of $2,593 in the first quarter of 2007.

The increase in revenues is primarily to the result of higher Agency Services revenues from continued growth at Upshot from both new and existing clients. Our Upshot agency posted double-digit growth during the quarter, relative to 2007, as a result of an increase in retainer and project revenues from both new and existing clients. The overall increase is also attributable to higher revenues in our Promotional Product segments due to the timing of shipments for our largest client, and incremental programs at our Logistix agency in the U.S. The increase in revenue was partially offset by a continued decline in Europe. In the year-ago quarter, we shipped a sizable, low-margin program in the U.K., and this program was not repeated in 2008.

Operating expenses for the first quarter of 2008 decreased 9.5% or $990 to $9,430 (24.3% of revenues) from $10,420 (28.7% of revenues) as a result of our cost cutting effort we initiated in 2007. The restructurings plans we implemented in 2007 are evident in the reduced operating expenses through reductions in U.S. and European-based headcount as we adjust the size of our footprint around the world. This decrease is also the result of our “Lean” enterprise process improvement program designed to streamline our operations.

We believe planned actions related to both the U.S. and European restructurings are substantially complete; however, we continue our efforts to align costs with revenues which could result in moderate restructuring charges through the remainder of 2008. Further, although not expected to be significant, the Company expects to recognize additional charges related to certain of its facility leases in the second and third quarters of 2008.

In the first quarter of 2008, actions related to restructurings in the U.S. and Europe totaled $113. These charges represent the closure of our warehouse facility in Indianapolis and severance expense for headcount reductions in the U.K.

As our Upshot agency continues its growth with significantly higher retainer fees combined with growth in project work, we have better visibility to Agency Services revenues in the near term. For our Promotional Products segment, volumes for our largest client are trending positively and together with a stabilizing business at Logistix, we have confidence in the remainder of 2008.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months Ended
	March 31,
	2007	2008
Revenues	100.0%	100.0%
Cost of sales	78.0	76.7
Gross profit	22.0	23.3
Operating expenses:
Salaries, wages and benefits	18.4	13.5
Selling, general and administrative	10.3	10.5
Restructuring charge	-	0.3
Total operating expenses	28.7	24.3
Loss from operations	(6.7)	(1.0)
Other income (expense), net	(0.1)	1.2
Income (loss) before provision for income taxes	(6.8)	0.2
Provision for income taxes	0.4	0.2
Net income (loss)	(7.2)%	0%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 (In Thousands):

Revenues

Revenues for the three months ended March 31, 2008 increased $2,499, or 6.9%, to $38,747 from $36,248 in the comparable period in 2007.

Promotional Products revenues increased $1,138, or 3.8%, to $30,827. This increase is primarily attributable to higher revenues at our Equity Marketing agency as a result of higher unit volumes, as compared to the prior year, for both domestic and international promotional programs from our largest client. This was partially offset by a decrease at our Logistix (U.K.) business due to a sizable, low-margin program shipped in 2007 that was not repeated in 2008 as well as a continued challenging environment in Europe. Net foreign currency translation had a favorable impact to revenues of approximately $267 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues increased $1,361, or 20.8%, to $7,920. This increase is primarily attributable to an increase in both project work and higher levels of retainer revenues from new and existing clients at our Upshot agency. This increase was partially offset by lower agency services fees from our largest client as we transitioned out of certain retained agency services at the end of 2007.

Cost of sales and gross profit

Cost of sales increased $1,430 to $29,715 (76.7% of revenues) for the three months ended March 31, 2008 from $28,285 (78.0% of revenues) in the comparable period in 2007 primarily as a result of a higher sales volume in 2008 and an increase in project costs associated with our increased agency services revenues. Net foreign currency translation had an unfavorable impact to cost of sales of approximately $195 for Logistix (U.K.) versus the prior year period average exchange rates.

Our gross profit percentage increased to 23.3% for the three months ended March 31, 2008 from 22.0% in the comparable period for 2007.

The gross profit percentage for our Promotional Products segment for the three months ended March 31, 2008 increased to 21.2% compared to 20.7% for the comparable period in 2007. This increase is attributable to higher gross margins at Logistix U.K. as a result of a sizable low margin program which shipped in 2007 and higher gross margins for Crayola® product.

The gross profit percentage for our Agency Services segment for the three months ended March 31, 2008 increased to 31.4% compared to 27.5% for the comparable period in 2007. This increase is primarily attributable to a higher level of fee-based revenues from new and existing clients as compared to the same period last year. Agency Services gross profit includes direct outside costs which fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross profit. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

Salaries, wages and benefits

Salaries, wages and benefits decreased $1,431, or 21.5%, to $5,232 (13.5% of revenues) for the three months ended March 31, 2008 from $6,663 (18.4% of revenues) in the comparable period for 2007. This decrease was primarily the result of a reduction in the U.S. and European-based headcount as a result of our restructuring in 2007. This increase was partially offset by an increase at our Upshot agency as a result of new business. Net foreign currency translation had an unfavorable impact to salaries, wages and benefits of approximately $68 for Logistix (U.K.) versus the prior year period average exchange rates.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $328, or 8.7%, to $4,085 (10.5% of revenues) for the three months ended March 31, 2008 from $3,757 (10.3% of revenues) in the comparable period for 2007. The increase is attributable to higher occupancy expense related to a new lease for Upshot’s Chicago-based office. The increase is also attributable to an increase in external development and bad debt expense, partially offset by a decrease in travel and travel related expenses. Net foreign currency translation had an unfavorable impact to selling, general and administrative expenses of approximately $32 for Logistix (U.K.) versus the prior year period average exchange rates.

Restructuring charge

We recorded a restructuring charge of $113 (0.3% of revenues) for the three months ended March 31, 2008. This charge is primarily related to the closure of our Indianapolis warehouse and severance expenses and other termination costs related to the related to headcount reductions in Europe and Asia. See “Restructuring” below.

Other income (expense)

Other income (expense) increased $504 to $487 for the three months ended March 31, 2008 from $(17) in the comparable period for 2007. The increase is primarily due to foreign currency gains of $485 as compared to ($19) in 2007 which is the result of the strengthening of the Euro relative to the British pound and the U.S. dollar.

Provision for income taxes

Provision for income taxes was $72 and $119 for the three months ended March 31, 2008 and 2007, respectively. In 2007 and 2008, we recorded a tax provision for our Asia-based operations and recognized no tax provision (benefit) from our operations in the United States and the United Kingdom due to our valuation allowance.

Net income (loss)

We incurred a net income of $17 (0.0% of revenues) in 2008 from a net loss of $2,593 (7.2% of revenues) in 2007. This increase in profitability is primarily due to an increase in gross profit and a decrease in salaries, wages and benefits resulting from a reduction in the U.S. and European-based headcount.

Financial Condition and Liquidity

At March 31, 2008 cash and cash equivalents were $1,858, compared to $2,988 as of December 31, 2007. At March 31, 2008, restricted cash was $0, compared to $390 as of December 31, 2007. The decrease in cash and cash equivalents was attributable to cash flows used in operating activities.

As of March 31, 2008 working capital was $6,775 compared to $6,408 at December 31, 2007. Cash used in operations for the three months ended March 31, 2008 was $891 compared to cash provided by operations of $1,011 in the prior year period. Cash flows used in operations in the three months ended March 31, 2008 were primarily the result of vendor payments related to fourth quarter 2007 promotional programs. Cash flows used in investing activities for the three months ended March 31, 2008 were $100 compared to $493 in the prior year period. This decrease is primarily the result of cash provided from restricted cash which was used in 2007 to fund a bank guarantee to a new vendor of our Logistix (U.K.) subsidiary. Cash flows used in financing activities for the three months ended March 31, 2008 were $16 compared to $0 in the prior year period as a result of the repurchase fully vested stock options.

As of March 31, 2008, our net accounts receivable decreased $1,838 to $22,639 from $24,477 at December 31, 2007. The decrease was due to the seasonal nature of our business, as the fourth quarter tends to be the highest volume quarter of the year resulting in our highest accounts receivable levels each year.

As of March 31, 2008, inventories decreased $60 to $7,255 from $7,315 at December 31, 2007. This decrease is attributable to the timing of shipments of products in the Promotional Products segment related to second quarter 2008 programs.

As of March 31, 2008, accounts payable decreased $1,177 to $14,208 from $15,385 at December 31, 2007. This decrease was attributable to the payment of liabilities related to fourth quarter 2007 promotional programs. Due to the seasonal nature of our business, the fourth quarter tends to be the highest volume quarter of the year.

As of March 31, 2008, accrued liabilities decreased $2,072 to $13,078 from $15,150 at December 31, 2007. This decrease is primarily attributable to a decrease in the accrual for selling expenses related to fourth quarter 2007 programs and a decrease in deferred revenue earned in the first quarter of 2008.

As of the date hereof, we believe that cash from operations, cash on hand at March 31, 2008 and our credit facility will be sufficient to fund our working capital needs for the next twelve months and for the foreseeable future. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of March 31, 2008 are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases	$3,114	$3,381	$1,758	$1,791	$1,760	$12,488	$24,292
Guaranteed Royalties	165	--	--	--	--	--	165
Employment Agreements	2,310	--	--	--	--	--	2,310
Total	$5,589	$3,381	$1,758	$1,791	$1,760	$12,488	$26,767

We had no material commitments for capital expenditures at March 31, 2008. Letters of credit outstanding as of December 31, 2007 and March 31, 2008 totaled $439 and $1,606, respectively.

Restructuring

As part of our decision to reorganize the Hong Kong office to better align operations with the current business needs, we recorded a charge for one-time termination benefits associated with staff reductions in our Hong Kong office. For the three months ended March 31, 2008, we recorded a charge of $22. The entire amount is attributable to the Promotional Products segment.

As part of our decision to align staffing costs with revenues, we eliminated one position at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs totaling $44 for the three months ended March 31, 2008. The entire amount is attributable to the Promotional Products segment.

As part of our decision to integrate the operations of our Equity Marketing and Logistix agencies in 2007, we recorded a gain for the reversal of previously recorded accruals for employee termination costs as a result of lower costs than initially estimated. . For the three months ended March 31, 2008, we recorded a gain of $4. The entire amount is attributable to the Promotional Products segment.

As part of our decision to streamline operations, we made the determination to close our Indianapolis warehouse effective February 19, 2008. For the three months ended March 31, 2008, we recorded a charge of $51 for the lease termination related to the closure of the Indianapolis warehouse. The entire amount is attributable to the Promotional Products segment.

The following table summarizes activity in our restructuring reserve.

	Logistix (U.K.) *	Los Angeles Office Sublease	Indianapolis Warehouse Lease	Hong Kong *	Equity Marketing and Logistix Integration *	Total

Reserve at December 31, 2007	$277	$44	$-	$-	$34	$355
Additional charge	44	-	51	22	(4)	113
Utilization	(24)	(5)	(51)	(22)	(24)	(126)

Reserve at March 31, 2008	$297	$39	$-	$-	$6	$342

* One-time employee termination benefits and other related costs.

Credit Facilities

On March 29, 2006, we entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of our assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. We are also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. On May 10, 2006 certain covenants under the facility were amended. For the three months ended March 31, 2008, borrowing availability has ranged from $6,409 to $11,023. As of March 31, 2008, the marginal interest rate on available borrowings under the Facility was 8.5%. As of March 31, 2008, we were in compliance with the restrictions and covenants. As of December 31, 2007 and March 31, 2008, $0 was outstanding under the Facility.

Letters of credit outstanding under the Facility as of December 31, 2007 and March 31, 2008 totaled $439 and $1,606, respectively.

Application of Critical Accounting Policies and Estimates

EMAK’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2007 and have not changed during the first three months of 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R): (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date for acquisitions completed on or after January 1, 2009, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions regardless of the date on which they were completed. We have not completed our evaluation of SFAS No. 141(R), but do not expect the adoption of SFAS No. 141(R) to have a material effect on our operating results or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 requires: (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not completed our evaluation of SFAS No. 161, but do not expect the adoption of SFAS No. 161 to have a material effect on its operating results or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting the Company, see “Item 7A Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007. Our exposure to market risks has not changed materially since December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the Chief Executive Officer and Principal Accounting Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

EMAK Worldwide, Inc.

Date	May 15, 2008	/s/ Roy Dar
Roy Dar Senior Vice President, Controller (Principal Accounting Officer)