Form 10-Q
period 2008-06-30
EMAK Worldwide, Inc.
filed 2008-08-14
CIK 911151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Common Stock, $.001 par value, 6,922,977 shares as of August 12, 2008

EMAK WORLDWIDE, INC.

Index To Quarterly Report on Form 10-Q

Filed with the Securities and Exchange Commission

June 30, 2008

Cautionary Statement

Certain expectations and projections regarding our future performance discussed in this quarterly report are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with our operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements and Risk Factors.”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

ASSETS

	December 31,	June 30,
	2007	2008
CURRENT ASSETS (Note 3):
Cash and cash equivalents	$2,988	$3,571
Restricted cash	390	--
Accounts receivable (net of allowances of $853 and $967
as of December 31, 2007 and June 30, 2008, respectively)	24,477	23,838
Inventories	7,315	6,772
Prepaid expenses and other current assets	1,773	1,283
Total current assets	36,943	35,464
Fixed assets, net	3,377	5,266
Goodwill and other intangibles, net	10,827	10,825
Other assets	296	312
Total assets	$51,443	$51,867

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,	June 30,
	2007	2008
CURRENT LIABILITIES:
Short-term debt	$--	$--
Accounts payable	15,385	16,258
Accrued liabilities	15,150	13,181
Total current liabilities	30,535	29,439
LONG-TERM LIABILITIES	1,432	3,932
Total liabilities	31,967	33,371

COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, Series AA senior cumulative convertible,
$.001 par value per share, 25,000 issued and outstanding	19,041	19,041

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value per share, 1,000,000
shares authorized, 25,000 Series AA issued and outstanding	--	--
Common stock, $.001 par value per share, 25,000,000
shares authorized, 5,943,278 and 5,997,977 shares outstanding
as of December 31, 2007 and June 30, 2008, respectively	--	--
Additional paid-in capital	35,284	35,898
Accumulated deficit	(20,841)	(22,297)
Accumulated other comprehensive income	3,661	3,523
Less	18,104	17,124
Treasury stock, 3,167,258 shares, at cost, as of
December 31, 2007 and June 30, 2008	(17,669)	(17,669)
Total stockholders' equity (deficit)	435	(545)
Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$51,443	$51,867

The accompanying notes are an integral part of these

condensed consolidated financial statements.

                EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2007	2008	2007	2008
REVENUE:
Revenues from services	$6,810	$8,106	$11,874	$14,169
Revenues from tangible products and other revenues	32,729	32,462	63,913	65,146
TOTAL REVENUE	39,539	40,568	75,787	79,315
COST OF SALES:
Cost of services	3,296	4,674	6,822	8,030
Cost of tangible goods sold	26,022	27,342	50,781	53,701
TOTAL COST OF SALES	29,318	32,016	57,603	61,731
Gross profit	10,221	8,552	18,184	17,584
OPERATING EXPENSES:
Salaries, wages and benefits	6,871	5,148	13,534	10,380
Selling, general and administrative	5,106	4,427	8,863	8,512
Restructuring charge	--	314	--	427
Total operating expenses	11,977	9,889	22,397	19,319
Loss from operations	(1,756)	(1,337)	(4,213)	(1,735)
OTHER INCOME (EXPENSE), net	14	(53)	(3)	434
Loss before provision for income taxes	(1,742)	(1,390)	(4,216)	(1,301)
PROVISION FOR INCOME TAXES	77	83	196	155
NET LOSS	$(1,819)	$(1,473)	$(4,412)	$(1,456)

BASIC LOSS PER SHARE	$(0.31)	$(0.24)	$(0.75)	$(0.24)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,875,991	6,131,118	5,864,082	6,114,472

DILUTED LOSS PER SHARE	$(0.31)	$(0.24)	$(0.75)	$(0.24)
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,875,991	6,131,118	5,864,082	6,114,472

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2007	2008	2007	2008

NET LOSS	$(1,819)	$(1,473)	$(4,412)	$(1,456)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	116	(12)	134	(138)
Unrealized gain on foreign currency
forward contracts	17	--	21	--
COMPREHENSIVE LOSS	$(1,686)	$(1,485)	$(4,257)	$(1,594)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED

	Six Months Ended
	June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,412)	$(1,456)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	766	793
Provision (benefit) for doubtful accounts	(39)	40
Gain on asset disposal	(1)	(21)
Stock-based compensation expense	810	652
Changes in operating assets and liabilities:
Increase (decrease) in cash and cash equivalents:
Accounts receivable	5,937	601
Inventories	(781)	546
Prepaid expenses and other current assets	1,260	482
Other assets	139	(15)
Accounts payable	(5,551)	871
Accrued liabilities	(2,458)	(1,999)
Long-term liabilities	(441)	1,012
Net cash provided by (used in) operating activities	(4,771)	1,506
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(957)	(1,201)
Restricted cash	--	388
Proceeds from sale of fixed assets	1	18
Net cash used in investing activities	(956)	(795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of options via stock option buyback	--	(16)
Net cash used in financing activities	--	(16)
Net increase (decrease) in cash and cash equivalents	(5,727)	695
Effects of exchange rate changes on cash and cash equivalents	48	(112)
CASH AND CASH EQUIVALENTS, beginning of period	8,677	2,988
CASH AND CASH EQUIVALENTS, end of period	$2,998	$3,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash activities - lease incentive for new Chicago office paid directly by landlord for the construction of Upshot’s tenant improvements	$--	$1,484

CASH PAID FOR:
Interest paid	$73	$65
Income tax refunded, net	$(1,272)	$(36)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

EMAK WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries (the “Company” or “EMAK”), is the parent company of a family of marketing services agencies including Equity Marketing, Logistix, Mega, Upshot and Neighbor. The Company’s agencies are experts in “consumer activation,” offering strategy-based marketing programs that directly impact consumer behavior. EMAK’s agencies provide strategic planning and research, consumer insight development, entertainment marketing, design and manufacturing of custom promotional products, kids and family marketing, event marketing, shopper marketing and environmental branding. EMAK is headquartered in Los Angeles with offices in Chicago, Amsterdam, Frankfurt, London, Paris and Hong Kong. The Company primarily sells to customers in the United States and Europe. The Company’s functional currency is the U.S. dollar.

The Company continues to experience losses of $1,473 and $1,456 for the three and six months ended June 30, 2008, respectively, with a net loss of $7,616 for the year ended December 31, 2007. Despite the Company’s recent history of operating losses, the Company is focused on a return to meaningful profitability in 2008 and performed a comprehensive review of its business to assure not only that its operating expenses are aligned with revenues, but also that its client-by-client and program-by-program revenue models meet minimum profitability standards. In connection with the review, the Company integrated the operations of its Equity Marketing and Logistix agencies and the Company initiated a “Lean” enterprise process improvement program designed to streamline its operations. The restructurings plans EMAK implemented will reduce its annual operating expenses primarily through reductions in U.S. and European-based headcount as the Company adjusts the size of our footprint around the world.

In addition, the Company has taken steps in Europe to reduce headcount and the transition of certain other agency services for its largest client at the end of 2007 resulting in the departure of related personnel in the U.S. As a result of this, the Company expects a further reduction in annual operating expenses in addition to the expected annual savings resulting from the restructuring plans.

The Company has assessed its future cash needs based on projections of revenues, margins and operating expenses. Such projections reflect contractual commitments from existing clients, assumptions for program volumes and assumptions that the Company maintains its historical win-rate on promotional projects for the portion of its business that is not contractually committed. Based on these projections, the Company’s management believes that it will have adequate liquidity to fund operations for at least the next twelve months. The Company has a line of credit with its bank (see Note 3).  The line of credit is currently being used to issue letters of credit (totaling $1,504 as of June 30, 2008) in lieu of cash deposits on property leases.   The line of credit is due to expire on March 29, 2009 and renewal or replacement is not guaranteed.  However, the Company currently expects to either renew the existing line of credit or obtain an alternative line of credit which is adequate to meet its financing needs, including the ability to issue letters of credit.  During the course of the last 18 months, the Company has borrowed and repaid less than $500 under the line of credit.

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-

money stock options and the assumed conversion of preferred stock have an anti-dilutive effect. Options and warrants to purchase 1,908,536 and 1,211,786 shares of common stock, $.001 par value per share (the “Common Stock”), as of June 30, 2007 and 2008, respectively, were excluded from the computation of diluted EPS as they would have been anti-dilutive. Excluded from the computation of diluted EPS were preferred stock convertible into 2,777,778 shares of Common Stock for the three and six months ended June 30, 2007 and 2008, as they would have been anti-dilutive. Excluded from the computation of diluted EPS are 478,846 and 1,206,680 of unvested restricted stock units and grants for the three and six months ended June 30, 2007 and 2008, respectively, as they would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “income (loss)” and other disclosures required by SFAS No. 128, “Earnings per Share.”

	For the Three Months Ended June 30,
	2007			2008
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss	$(1,819)	5,875,991	$(0.31)	$(1,473)	6,131,118	$(0.24)
Effect of dilutive securities:
Options and warrants	--	--		--	--
Restricted stock units	--	--		--	--
Dilutive EPS:
Loss	$(1,819)	5,875,991	$(0.31)	$(1,473)	6,131,118	$(0.24)

	For the Six Months Ended June 30,
	2007			2008
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss	$(4,412)	5,864,082	$(0.75)	$(1,456)	6,114,472	$(0.24)
Effect of dilutive securities:
Options and warrants	--	--		--	--
Restricted stock units	--	--		--	--
Dilutive EPS:
Loss	$(4,412)	5,864,082	$(0.75)	$(1,456)	6,114,472	$(0.24)

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

Supplemental Cash Flow Information

During the second quarter of 2008, the Company incurred a total of $1,942 of tenant improvements for its new Chicago office lease. Of the amount, $458 was incurred by the Company and reimbursed by the landlord and is included in purchases of fixed assets. The remaining amount of $1,484 of tenant improvements was paid directly by the landlord. Such amounts are recorded as fixed assets and long-term liabilities in the Company's condensed consolidated balance sheet as of June 30, 2008.

Inventories

Inventories consist of (a) production-in-process which primarily represents tooling costs which are deferred and expensed over the life of the related promotional programs (which is typically less than six months) and deferred costs on service contracts for which revenue has been deferred and (b) purchased finished goods held for sale to customers and purchased finished goods in transit to customers’ distribution centers. Inventories are stated at the lower of average cost or market. As of December 31, 2007 and June 30, 2008, inventories consisted of the following:

	December 31,	June 30,
	2007	2008
Finished goods	$4,949	$4,660
Production-in-process	2,366	2,112
Total inventories	$7,315	$6,772

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

For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income (loss). Transaction losses included in other income (expense), net for the three months ended June 30, 2007 and 2008 were $60 and $23, respectively. Transaction gains (losses) included in other income (expense), net for the six months ended June 30, 2007 and 2008 were $(79) and $462, respectively.

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

Goodwill and Other Intangibles

The carrying amount of goodwill and other intangibles as of December 31, 2007 and June 30, 2008 was $10,827 and $10,825, respectively. As of June 30, 2008, $8,245 of the goodwill relates to the Agency Services segment and $2,580 relates to the Promotional Products segment.

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

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. In addition, under SFAS No. 157, the fair value measurement of a liability must reflect the nonperformance risk of an entity. As of June 30, 2008, the Company does not have any assets or liabilities measured at fair value using Level 1 through Level 3 inputs.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have an impact on its operating results or financial position.

NOTE 3 — SHORT-TERM DEBT

On March 29, 2006, the Company entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009. The Facility is collateralized by substantially all of the Company’s assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. The Company is also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires the Company to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. On May 10, 2006, August 11, 2006, November 21, 2006, February 5, 2007 and July 30, 2008 certain covenants under the facility were amended. For the six months ended June 30, 2008, borrowing availability has ranged from $5,621 to $11,643. As of June 30, 2008, the marginal interest rate on available borrowings under the Facility was 8.5%. As of June 30, 2008, the Company was in compliance with the restrictions and covenants as amended. As of December 31, 2007 and June 30, 2008, $0 was outstanding under the Facility.

Letters of credit outstanding under the Company’s Facility as of December 31, 2007 and June 30, 2008 totaled $439 and $1,504, respectively.

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

As part of the Company’s decision to align staffing costs with revenues, the Company eliminated one position at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, the Company incurred charges for one-time employee termination benefits and other costs totaling $2 and $46 for the three and six months ended June 30, 2008, respectively. In August 2008, the Company has implemented a further restructuring plan in the U.K. (see Note 9 Subsequent Events). The entire amount is attributable to the Promotional Products segment.

As part of the Company’s decision to integrate the operations of its Equity Marketing and Logistix agencies in 2007, the Company recorded a charge of $312 for one-time termination benefits associated with the elimination of a senior position in the U.S. For the three and six months ended June 30, 2008, the Company recorded a charge of $312 and $308, respectively. The entire amount is attributable to the Promotional Products segment.

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

The following table summarizes activity in the Company’s restructuring reserve.

	Logistix (U.K.)	Los Angeles Office Sublease	Indianapolis Warehouse Lease	Hong Kong	Equity Marketing and Logistix Integration	Total

Reserve at December 31, 2007	$277	$44	$-	$-	$34	$355
Additional charge	44	-	51	22	(4)	113
Utilization	(24)	(5)	(51)	(22)	(24)	(126)

Reserve at March 31, 2008	297	39	-	-	6	342
Additional charge	2	-	-	-	312	314
Utilization	(55)	(6)	-	-	(49)	(110)

Reserve at June 30, 2008	$244	$33	$-	$-	$269	$546

NOTE 5 -- SEGMENTS

Effective January 1, 2008, as a result of recent changes in management and agency structure and to be consistent with the way management now views business units internally, the Company consolidated its Consumer Products segment with its Promotional Products segment. As part of this change, operating expenses previously recorded in the Corporate segment for the Company’s Hong Kong office and certain centralized resources are now included in the Promotional Products segment. Certain information presented in the tables below has been restated to conform to the current management structure as of January 1, 2008.

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

The primary measure of segment profit or loss reviewed by the chief operating decision maker is segment income (loss) from operations.

Industry Segments

	As of and For the Three Months Ended June 30, 2007
	Agency	Promotional
	Services	Products	Corporate	Total
Total revenues	$7,711	$31,828	$--	$39,539
Segment income (loss)
from operations	$769	$1,109	$(3,634)	$(1,756)
Fixed asset additions	$--	$--	$463	$463
Depreciation and amortization	$--	$18	$391	$409
Total assets	$13,663	$25,869	$11,084	$50,616

	As of and For the Three Months Ended June 30, 2008
	Agency	Promotional
	Services	Products	Corporate	Total
Total revenues	$7,646	$32,922	$--	$40,568
Segment income (loss)
from operations	$916	$595	$(2,848)	$(1,337)
Fixed asset additions	$--	$--	$2,179	$2,179
Depreciation and amortization	$--	$--	$394	$394
Total assets	$12,871	$28,564	$10,432	$51,867

	As of and For the Six Months Ended June 30, 2007
	Agency	Promotional
	Services	Products	Corporate	Total
Total revenues	$14,270	$61,517	$--	$75,787
Segment income (loss)
from operations	$1,423	$1,232	$(6,868)	$(4,213)
Fixed asset additions	$--	$--	$957	$957
Depreciation and amortization	$--	$36	$730	$766
Total assets	$13,663	$25,869	$11,084	$50,616

	As of and For the Six Months Ended June 30, 2008
	Agency	Promotional
	Services	Products	Corporate	Total
Total revenues	$15,566	$63,749	$--	$79,315
Segment income (loss)
from operations	$1,922	$1,996	$(5,653)	$(1,735)
Fixed asset additions	$--	$--	$2,685	$2,685
Depreciation and amortization	$--	$--	$793	$793
Total assets	$12,871	$28,564	$10,432	$51,867

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its properties and equipment, which expire at various dates through 2021.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2008 are as follows:

Year

2008 (remainder of)	$2,122
2009	3,503
2010	1,879
2011	1,845
2012	1,760
Thereafter	12,477
Total*	$23,586

* Minimum payments have not been reduced by minimum sublease rentals of $1,001 payable to the Company in the future under non-cancelable subleases.

Aggregate rental expenses for operating leases were $932 and $1,030 for the three months ended June 30, 2007 and 2008, respectively. Aggregate rental expenses for operating leases were $1,714 and $2,131 for the six months ended June 30, 2007 and 2008, respectively.

Guaranteed Royalties

For the three months ended June 30, 2007 and 2008, the Company incurred $63 and $222, respectively, in royalty expense. For the six months ended June 30, 2007 and 2008, the Company incurred $328 and $426, respectively, in royalty expense. As of June 30, 2008, the Company has committed to pay total minimum guaranteed royalties as follows:

Year

2008	$121
Total	$121

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

The Company recognized no compensation expense for stock options during the six months ended June 30, 2007 and 2008. No options were granted during the six months ended June 30, 2007 and 2008.

On March 3, 2008, the Company issued 925,000 restricted shares of Common Stock to seven senior executives. The restricted share grants are being amortized to compensation expense over a three-year vesting period. The closing price for EMAK Common Stock as of March 3, 2008, was $1.00 per share. In connection with the restricted stock grants, the Company repurchased stock options from its CEO in order to increase the number of shares available for grant under the Company’s Equity Compensation Plans. The Company paid $16 to repurchase 375,000 fully vested stock options with an average exercise price of $9.89. The Black-Scholes option-pricing model was used in determining the valuation of the purchase price of the options repurchased. In accordance with the provisions of SFAS No. 123(R), the cash settlement of $16 was recorded as a repurchase of outstanding equity instruments and was charged to additional paid-in capital.

Stock Options

The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans during the six months ended June 30, 2008:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	694,870	$10.41
Granted	--	--
Exercised	--	--
Forfeited	--	--
Cancelled	(399,750)	9.95

Outstanding at June 30, 2008	295,120	$11.02	2.2	$--

Exercisable at June 30, 2008	295,120	$11.02	2.2	$--

The intrinsic value of stock options is the difference between the current market value and the exercise price. No options were exercised during the six months ended June 30, 2008.

Restricted Stock and Restricted Stock Units

The aggregate fair market value of the Company’s restricted stock and RSU grants is being amortized to compensation expense over the vesting period (typically 3 years). Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $394 and $298 for the three months ended June 30, 2007 and 2008, respectively. Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $810 and $652 for the six months ended June 30, 2007 and 2008, respectively. As of June 30, 2008, there was $2,513 of unrecognized compensation cost related to unvested restricted stock and RSUs. This cost is expected to be recognized over a weighted average of 1.9 years.

The following table summarizes the number and weighted average grant date fair value of the Company’s unvested restricted stock and RSUs as of June 30, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2008	310,773	$6.39
Granted	1,017,591	0.97
Vested	(86,818)	1.03
Forfeited	(34,866)	10.48
Unvested at June 30, 2008	1,206,680	$2.09

NOTE 8— REDEEMABLE PREFERRED STOCK

The Company currently has outstanding 25,000 of Series AA senior cumulative convertible preferred stock (“Series AA Stock”) with a liquidation preference of $1,000 per share.  The Series AA Stock was issued to Crown EMAK Partners, LLC, a Delaware limited liability company (“Crown”). The Series AA Stock is subject to mandatory redemption at the option of the holder at 101% of the aggregate liquidation preference if a change of control, as defined in the Series AA Certificate of Designation, occurs.

The following table summarizes activity for the Company’s redeemable preferred stock.

Activity
On March 29, 2000, Crown invested $11,900 in the Company in exchange for Preferred Stock and warrants to purchase additional Preferred Stock. On June 20, 2000, Crown paid an additional $13,100.	$25,000
In 2000, issuance costs that include approximately $1,000 for a commitment fee to Crown.	(1,951)
In 2004, transaction pursuant to which Crown exchanged preferred stock warrants for the issuance of new common stock warrants.	(3,135)
In 2006, Exchange and Extension Agreement providing for: (a) a change to the conversion price; (b) elimination of the dividend; and (c) changes to provisions pertaining to Series AA directors.	(873)
Redeemable preferred stock as of June 30, 2008	$19,041

NOTE 9—SUBSEQUENT EVENTS

In August 2008, the Company has implemented a restructuring plan designed to improve operational efficiencies by relocating the European headquarters of its Logistix agency from the United Kingdom to France. The restructuring plan was communicated to affected employees on August 5, 2008.

The restructuring plan will result in the closure of one office location in Gerrards Cross, United Kingdom, and the elimination of ten full-time positions.  The Logistix agency will continue to operate from European offices in Paris, Amsterdam and Frankfurt, as well as domestic operations in the United States.  The Company expects the restructuring plan to result in a reduction of annualized operating expenses of approximately $1,500.

Total one-time employee termination benefit costs are estimated at approximately $225, and are expected to be recorded in the third quarter ending September 30, 2008.  The Company is analyzing options for the Gerrards Cross facility and is not currently able to estimate the costs of exiting the facility.  Such costs are expected to result in future cash expenditures.  All costs related to the restructuring plan are expected to be accrued and paid on or before December 31, 2008.

Effective January 1, 2003, Equity Marketing Hong Kong, Ltd. (“EMHK”), a wholly-owned subsidiary of the Company entered into a Services Agreement with Pine Wisdom, Ltd., a Hong Kong company ("Pine Wisdom"), which provided for the provision of quality assurance (“QA”) services by a China-based subsidiary of Pine Wisdom.  The purpose of this arrangement was for Pine Wisdom, through their China subsidiary, to provide QA services with respect to products manufactured by EMHK’s third-party vendors at factories located principally in Shenzhen, China.  During the second quarter of 2008, in order to enhance its in-house capabilities, EMHK decided to exercise its rights under the Services Agreement to acquire the QA services operations of Pine Wisdom and its China-based subsidiary.  The purchase price of HK$825 (or approximately US$106) reflected in the purchase agreement reflects the net value of the assets of Pine Wisdom reflected on the balance sheet, consisting primarily of EMHK receivables and other reimbursement obligations, with fixed assets valued at HK$1.00.   The Company completed the purchase of Pine Wisdom on July 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as expressly indicated or unless the context otherwise requires, as used herein, “EMAK,” the “Company,” “we,” “our,” or “us,” means EMAK Worldwide, Inc., a Delaware corporation and its subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Organization and Business

EMAK Worldwide, Inc., a Delaware corporation and subsidiaries, is the parent company of a family of marketing services agencies including Equity Marketing, Logistix, Mega, Upshot and Neighbor. Our agencies are experts in “consumer activation,” offering strategy-based marketing programs that directly impact consumer behavior. Our agencies provide strategic planning and research, consumer insight development, entertainment marketing, design and manufacturing of custom promotional products, kids and family marketing, event marketing, shopper marketing and environmental branding. Our blue-chip clients include Burger King Corporation, Frito-Lay, Kellogg, Kohl’s, Kraft, Macy’s, Miller Brewing Company and Procter & Gamble, among others. EMAK is headquartered in Los Angeles with offices in Chicago, Amsterdam, Frankfurt, London, Paris and Hong Kong. The Company primarily sells to customers in the United States and Europe.

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

Our Neighbor agency, launched in the second quarter of 2008, is a “green” agency formed to service the business of the Better Living Brands TM Alliance established by Safeway and Lucerne Foods and to build a practice in this emerging marketing segment. Neighbor operates in our Agency Services segment.

Overview

Revenues for the second quarter of 2008 increased 2.6%, or $1,029, to $40,568 as compared to $39,539 recorded in the prior year. Despite the increase in revenues and a $2,088 decrease in operating expenses, we experienced only a modest bottom line improvement, a net loss of $1,473 in the second quarter of 2008 compared to a net loss of $1,819 in the second quarter of 2007, due to a decrease in gross profit.

The increase in revenues is primarily to the result of higher revenues at our Logistix agency in the U.S. This increase was partially offset by lower agency services fees from our largest client as we transitioned out of certain retained agency services at the end of 2007.

The gross profit percentage decrease is attributable to lower creative fees, which have a higher gross profit, as well as increased product costs due to rising labor costs in Asia and increased costs for raw materials and freight.

Operating expenses for the second quarter of 2008 decreased 17.4% or $2,088 to $9,889 (24.4% of revenues) from $11,977 (30.3% of revenues) as a result of cost-cutting efforts initiated in 2007. The restructurings plans we implemented in 2007 are evident in the reduced operating expenses through reductions in U.S. and European-based headcount as we adjust the size of our footprint around the world. This decrease is also the result of our “Lean” enterprise process improvement program designed to streamline our operations.

We believe planned actions related to both the U.S. and European restructurings are substantially complete; however, we continue our efforts to align costs with revenues which could result in further restructuring charges through the remainder of 2008. Further, the Company expects to recognize charges related to certain of its facility leases in the second half of 2008 (see “Subsequent Events” below).

In the second quarter of 2008, actions related to restructurings in the U.S. resulted in a charge of $314. This charge is primarily related to severance expenses and other termination costs resulting from the elimination of a senior position in the U.S.

As our Upshot agency continues its growth with significantly higher retainer fees combined with growth in project work, we have better visibility to Agency Services revenues in the near term. For our Promotional Products segment, Logistix is making the necessary adjustments to achieve profitability; and Equity Marketing’s stable and visible revenues continue to provide a solid base for growth.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s operating results as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.1	78.9	76.0	77.8
Gross profit	25.9	21.1	24.0	22.2
Operating expenses:
Salaries, wages and benefits	17.4	12.7	17.9	13.1
Selling, general and administrative	12.9	10.9	11.7	10.7
Restructuring charge	--	0.8	--	0.5
Total operating expenses	30.3	24.4	29.6	24.3
Loss from operations	(4.4)	(3.3)	(5.6)	(2.1)
Other income (expense), net	--	(0.1)	--	0.5
Loss before provision for income taxes	(4.4)	(3.4)	(5.6)	(1.6)
Provision for income taxes	0.2	0.2	0.2	0.2
Net loss	(4.6)%	(3.6)%	(5.8)%	(1.8)%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 (In Thousands):

Revenues

Revenues for the three months ended June 30, 2008 increased $1,029, or 2.6%, to $40,568 from $39,539 in the comparable period in 2007.

Promotional Products revenues increased $1,094, or 3.4%, to $32,922. This increase is primarily attributable to higher revenues at our Logistix agency in the U.S. This increase was partially offset by a decrease in certain retained agency services we no longer perform and lower revenues for Crayola® product due to the expiration of the remaining consumer products license at the end of the year.

Our Agency Services segment revenues decreased $65, or 0.8%, to $7,646. This decrease is primarily attributable to lower agency services fees from our largest client as we transitioned out of certain retained agency services at the end of 2007. This decrease was partially offset by an increase in both project work and higher levels of retainer revenues from new and existing clients at our Upshot agency.

Cost of sales and gross profit

Cost of sales increased $2,698 to $32,016 (78.9% of revenues) for the three months ended June 30, 2008 from $29,318 (74.1% of revenues) in the comparable period in 2007 primarily as a result of increased product costs due to rising labor costs in Asia and increased costs for raw materials and freight.

Our gross profit percentage decreased to 21.1% for the three months ended June 30, 2008 from 25.9% in the comparable period for 2007.

The gross profit percentage for our Promotional Products segment for the three months ended June 30, 2008 decreased to 18.2% compared to 24.8% for the comparable period in 2007. This decrease is attributable to lower creative fees which have a higher gross profit as well as increased product costs due to rising labor costs in Asia and increased costs for raw materials and freight. These product cost increases could not be recaptured from clients. The decrease is also attributable to a lower gross profit for Crayola® product.

The gross profit percentage for our Agency Services segment for the three months ended June 30, 2008 increased to 33.4% compared to 30.0% for the comparable period in 2007. This increase is primarily attributable to a higher level of fee-based revenues from new and existing clients as compared to the same period last year. Agency Services gross profit includes direct outside costs that fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross profit. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

Salaries, wages and benefits

Salaries, wages and benefits decreased $1,723, or 25.1%, to $5,148 (12.7% of revenues) for the three months ended June 30, 2008 from $6,871 (17.4% of revenues) in the comparable period for 2007. This decrease was primarily the result of a reduction in U.S. and Europe-based headcounts as a result of our restructuring in 2007. This decrease was partially offset by an increase at our Upshot agency as a result of new business. Net foreign currency translation had an unfavorable impact to salaries, wages and benefits of approximately $84 for Logistix (U.K.) versus the prior year period average exchange rates.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $679, or 13.3%, to $4,427 (10.9% of revenues) for the three months ended June 30, 2008 from $5,106 (12.9% of revenues) in the comparable period for 2007. The decrease is attributable to lower costs for information technology consulting and consulting related to Sarbanes-Oxley compliance, partially offset by higher non-cash occupancy expense related to a new lease for Upshot’s Chicago office. The decrease is also attributable to a reduction in travel and travel-related expenses resulting from cost saving initiatives. Net foreign currency translation had an unfavorable impact to selling, general and administrative expenses of approximately $46 for Logistix (U.K.) versus the prior year period average exchange rates.

Restructuring charge

We recorded a restructuring charge of $314 (0.8% of revenues) for the three months ended June 30, 2008. This charge is primarily related to severance expenses and other termination costs resulting from the elimination of a senior position in the U.S. See “Restructuring” below.

Other income (expense)

Other income (expense) decreased $67 to $(53) for the three months ended June 30, 2008 from $14 in the comparable period for 2007. The decrease is primarily the result of interest expense of $30 as compared to interest income of $70 in 2007.

Provision for income taxes

Provision for income taxes was $83 and $77 for the three months ended June 30, 2008 and 2007, respectively. In 2007 and 2008, we recorded a tax provision for our Asia-based operations and recognized no tax provision (benefit) from our operations in the United States and the United Kingdom due to our valuation allowance.

Net loss

Net loss decreased $346 to $1,473 ((3.6)% of revenues) for the three months ended June 30, 2008 from a net loss of $1,819 ((4.6)% of revenues) in 2007. This decrease is primarily due to lower salaries, wages and benefits resulting from a reduction in U.S. and Europe-based headcounts partially offset by a decrease in gross profit.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 (In Thousands):

Revenues

Revenues for the six months ended June 30, 2008 increased $3,528, or 4.7%, to $79,315 from $75,787 in the comparable period in 2007.

Promotional Products revenues increased $2,232, or 3.6%, to $63,749. This increase is primarily attributable to higher revenues at our Equity Marketing agency as a result of higher unit volumes, as compared to the prior year, for both domestic and international promotional programs from our largest client. This increase is also attributable to higher revenues at our Logistix agency in the U.S partially offset by a decrease at our Logistix (U.K.) agency due to a sizable, low-margin program shipped in 2007 that was not repeated in 2008 as well as a continued challenging environment in Europe. Net foreign currency translation had a favorable impact to revenues of approximately $282 for Logistix (U.K.) versus the prior year period average exchange rates.

Our Agency Services segment revenues increased $1,296, or 9.1%, to $15,566. This increase is primarily attributable to an increase in both project work and higher levels of retainer revenues from new and existing clients at our Upshot agency. This increase was partially offset by lower agency services fees from our largest client as we transitioned out of certain retained agency services at the end of 2007.

Cost of sales and gross profit

Cost of sales increased $4,128 to $61,731 (77.8% of revenues) for the six months ended June 30, 2008 from $57,603 (76.0% of revenues) in the comparable period in 2007 primarily as a result of higher sales volume in 2008 and increased product costs due to rising labor costs in Asia and increased costs for raw materials and freight. These product cost increases could not be recaptured from clients. Net foreign currency translation had an unfavorable impact to cost of sales of approximately $193 for Logistix (U.K.) versus the prior year period average exchange rates.

Our gross profit percentage decreased to 22.2% for the six months ended June 30, 2008 from 24.0% in the comparable period for 2007.

The gross profit percentage for our Promotional Products segment for the six months ended June 30, 2008 decreased to 19.7% compared to 22.9% for the comparable period in 2007. This decrease is attributable to lower creative fees which have a higher gross profit as well as increased product costs due to rising labor costs in Asia and increased costs for raw materials and freight.

The decrease is also attributable to a lower gross profit for Crayola® product.

The gross profit percentage for our Agency Services segment for the six months ended June 30, 2008 increased to 32.4% compared to 28.9% for the comparable period in 2007. This increase is primarily attributable to a higher level of fee-based revenues from new and existing clients as compared to the same period last year. Agency Services gross profit includes direct outside costs that fluctuate, making period-over-period comparables of the gross profit percentages difficult. Typically billings for direct outside costs, which are included in revenues, have very low gross profit. In periods in which segment revenues contain significant direct outside costs, the overall gross profit percentage will be lower.

Salaries, wages and benefits

Salaries, wages and benefits decreased $3,154, or 23.3%, to $10,380 (13.1% of revenues) for the six months ended June 30, 2008 from $13,534 (17.9% of revenues) in the comparable period for 2007. This decrease was primarily the result of a reduction in U.S. and Europe-based headcounts as a result of our restructuring in 2007. This decrease was partially offset by an increase at our Upshot agency as a result of new business. Net foreign currency translation had an unfavorable impact to salaries, wages and benefits of approximately $152 for Logistix (U.K.) versus the prior year period average exchange rates.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $351, or 4.0%, to $8,512 (10.7% of revenues) for the six months ended June 30, 2008 from $8,863 (11.7% of revenues) in the comparable period for 2007. The decrease is attributable to lower costs for information technology consulting and consulting related to Sarbanes-Oxley compliance, partially offset by higher non-cash occupancy expense related to a new lease for Upshot’s Chicago office. The decrease is also attributable to a reduction in travel and travel-related expenses resulting from cost saving initiatives. Net foreign currency translation had an unfavorable impact to selling, general and administrative expenses of approximately $46 for Logistix (U.K.) versus the prior year period average exchange rates.

Restructuring charge

We recorded a restructuring charge of $427 (0.5% of revenues) for the six months ended June 30, 2008. This charge is primarily related to severance expenses and other termination costs resulting from the elimination of a senior position in the U.S., closure of our Indianapolis warehouse and severance expenses and other termination costs resulting from headcount reductions in Europe and Asia. See “Restructuring” below.

Other income (expense)

Other income (expense) increased $437 to $434 for the six months ended June 30, 2008 from $(3) in the comparable period for 2007. The increase is primarily due to foreign currency gains of $462 as compared to ($79) in 2007 which is the result of the strengthening of the Euro relative to the British pound and the U.S. dollar partially offset by net interest expense of $48 as compared to net interest income of $72 in 2007.

Provision for income taxes

Provision for income taxes was $155 and $196 for the six months ended June 30, 2008 and 2007, respectively. In 2007 and 2008, we recorded a tax provision for our Asia-based operations and recognized no tax provision (benefit) from our operations in the United States and the United Kingdom due to our valuation allowance.

Net loss

Net loss decreased $2,956 to $1,456 ((1.8)% of revenues) for the six months ended June 30, 2008 from a net loss of $4,412 ((5.8)% of revenues) in 2007. This decrease is primarily due to lower salaries, wages and benefits resulting from a reduction in U.S. and Europe-based headcounts partially offset by a decrease in gross profit.

Financial Condition and Liquidity

At June 30, 2008 cash and cash equivalents were $3,571, compared to $2,988 as of December 31, 2007. At June 30, 2008, restricted cash was $0, compared to $390 as of December 31, 2007. The increase in cash and cash equivalents was attributable to cash flows provided by operating activities.

As of June 30, 2008 working capital was $6,025 compared to $6,408 at December 31, 2007. Cash provided by operations for the six months ended June 30, 2008 was $1,506 compared to cash used in operations of $4,771 in the prior year period. Cash flows provided by operations in the six months ended June 30, 2008 were primarily the result of customer payments. Cash flows used in investing activities for the six months ended June 30, 2008 were $795 compared to $956 in the prior year period. This decrease is primarily the result of cash provided from restricted cash that was used in 2007 to fund a bank guarantee to a new vendor of our Logistix (U.K.) subsidiary. Cash flows used in financing activities for the six months ended June 30, 2008 were $16 compared to $0 in the prior year period as a result of the repurchase fully vested stock options.

As of June 30, 2008, our net accounts receivable decreased $639 to $23,838 from $24,477 at December 31, 2007. The decrease was due to the seasonal nature of our business, as the fourth quarter tends to be the highest volume quarter of the year resulting in our highest accounts receivable levels each year.

As of June 30, 2008, inventories decreased $543 to $6,772 from $7,315 at December 31, 2007. This decrease is attributable to the timing of shipments of products in the Promotional Products segment related to third quarter 2008 programs.

As of June 30, 2008, accounts payable increased $873 to $16,258 from $15,385 at December 31, 2007. This increase was attributable to liabilities accrued related to a second quarter 2008 promotional program for the Logistix agency in the U.S.

As of June 30, 2008, accrued liabilities decreased $1,969 to $13,181 from $15,150 at December 31, 2007. This decrease is primarily attributable to a decrease in deferred revenue earned in the first half of 2008 and a decrease in the accrual for selling expenses related to fourth quarter 2007 programs.

As of the date hereof, we believe that cash from operations, cash on hand at June 30, 2008 and our credit facility will be sufficient to fund our working capital needs for the next twelve months and for the foreseeable future. The statements set forth herein are forward-looking and actual results may differ materially.

Future minimum annual commitments for guaranteed minimum royalty payments under license agreements, non-cancelable operating leases and employment agreements as of June 30, 2008 are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases	$2,122	$3,503	$1,879	$1,845	$1,760	$12,477	$23,586
Guaranteed Royalties	121	--	--	--	--	--	121
Employment Agreements	1,948	867	--	--	--	--	2,815
Total	$4,191	$4,370	$1,879	$1,845	$1,760	$12,477	$26,522

We had no material commitments for capital expenditures at June 30, 2008. Letters of credit outstanding as of December 31, 2007 and June 30, 2008 totaled $439 and $1,504, respectively.

Restructuring

As part of our decision to reorganize the Hong Kong office to better align operations with the current business needs, we recorded a charge for one-time termination benefits associated with staff reductions in our Hong Kong office. For the three months ended March 31, 2008, we recorded a charge of $22. The entire amount is attributable to the Promotional Products segment.

As part of our decision to align staffing costs with revenues, we eliminated one position at Logistix (U.K.) as a result of a less than optimal staff utilization rate resulting from a decrease in revenues. In connection with this decision, we incurred charges for one-time employee termination benefits and other costs totaling $2 and $46 for the three and six months ended June 30, 2008, respectively. In August 2008, we have implemented a further restructuring plan in the U.K. The entire amount is attributable to the Promotional Products segment.

As part of our decision to integrate the operations of our Equity Marketing and Logistix agencies in 2007, we recorded a charge of $312 for one-time termination benefits associated with the elimination of a senior position in the U.S. For the three and six months ended June 30, 2008, we recorded a charge of $312 and $308, respectively. The entire amount is attributable to the Promotional Products segment.

As part of our decision to streamline operations, we made the determination to close our Indianapolis warehouse effective February 19, 2008. For the three months ended March 31, 2008, we recorded a charge of $51 for the lease termination related to the closure of the Indianapolis warehouse. The entire amount is attributable to the Promotional Products segment.

The following table summarizes activity in our restructuring reserve.

	Logistix (U.K.)	Los Angeles Office Sublease	Indianapolis Warehouse Lease	Hong Kong	Equity Marketing and Logistix Integration	Total

Reserve at December 31, 2007	$277	$44	$-	$-	$34	$355
Additional charge	44	-	51	22	(4)	113
Utilization	(24)	(5)	(51)	(22)	(24)	(126)

Reserve at March 31, 2008	297	39	-	-	6	342
Additional charge	2	-	-	-	312	314
Utilization	(55)	(6)	-	-	(49)	(110)

Reserve at June 30, 2008	$244	$33	$-	$-	$269	$546

* One-time employee termination benefits and other related costs.

Credit Facilities

On March 29, 2006, we entered into a credit facility (the “Facility”) with Bank of America. The maturity date of the Facility is March 29, 2009 and renewal or replacement is not guaranteed.  However, the Company currently expects to either renew the existing line of credit or obtain an alternative line of credit which is adequate to meet its financing needs, including the ability to issue letters of credit. The Facility is collateralized by substantially all of our assets and provides for a line of credit of up to $25,000 with borrowing availability determined by a formula based on qualified assets. Interest on outstanding borrowings will be based on either a fixed rate equivalent to LIBOR plus an applicable spread of between 2.50 and 3.00 percent or a variable rate equivalent to the bank’s reference rate plus an applicable spread of between 0.75 and 1.25 percent. We are also required to pay an unused line fee of between 0.375 and 0.50 percent per annum and certain letter of credit fees. The applicable spread is based on the levels of borrowings relative to qualified assets. The Facility also requires us to comply with certain restrictions and covenants as amended from time to time. The Facility may be used for working capital and other corporate financing purposes. On May 10, 2006, August 11, 2006, November 21, 2006, February 5, 2007 and July 30, 2008 certain covenants under the facility were amended. For the six months ended June 30, 2008, borrowing availability has ranged from $5,621 to $11,643. As of June 30, 2008, the marginal interest rate on available borrowings under the Facility was 8.5%. As of June 30, 2008, we were in compliance with the restrictions and covenants as amended. As of December 31, 2007 and June 30, 2008, $0 was outstanding under the Facility.

Letters of credit outstanding under the Facility as of December 31, 2007 and June 30, 2008 totaled $439 and $1,504, respectively.

Application of Critical Accounting Policies and Estimates

EMAK’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2007 and have not changed during the first half of 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have an impact on our operating results or financial position.

Subsequent Events

In August 2008, we implemented a restructuring plan designed to improve operational efficiencies by relocating the European headquarters of our Logistix agency from the United Kingdom to France. The restructuring plan was communicated to affected employees on August 5, 2008.

The restructuring plan will result in the closure of one office location in Gerrards Cross, United Kingdom, and the elimination of ten full-time positions.  The Logistix agency will continue to operate from European offices in Paris, Amsterdam and Frankfurt, as well as domestic operations in the United States.  We expect the restructuring plan to result in a reduction of annualized operating expenses of approximately $1,500.

Total one-time employee termination benefit costs are estimated at approximately $225, and are expected to be recorded in the third quarter ending September 30, 2008.  We are analyzing options for the Gerrards Cross facility and are not currently able to estimate the costs of exiting the facility.  Such costs are expected to result in future cash expenditures.  All costs related to the restructuring plan are expected to be accrued and paid on or before December 31, 2008.

Effective January 1, 2003, Equity Marketing Hong Kong, Ltd. (“EMHK”), a wholly-owned subsidiary of the Company entered into a Services Agreement with Pine Wisdom, Ltd., a Hong Kong company ("Pine Wisdom"), which provided for the provision of quality assurance (“QA”) services by a China-based subsidiary of Pine Wisdom.  The purpose of this arrangement was for Pine Wisdom, through their China subsidiary, to provide QA services with respect to products manufactured by EMHK’s third-party vendors at factories located principally in Shenzhen, China.  During the second quarter of 2008, in order to enhance its in-house capabilities, EMHK decided to exercise its rights under the Services Agreement to acquire the QA services operations of Pine Wisdom and its China-based subsidiary.  The purchase price of HK$825 (or approximately US$106) reflected in the purchase agreement reflects the net value of the assets of Pine Wisdom reflected on the balance sheet, consisting primarily of EMHK receivables and other reimbursement obligations, with fixed assets valued at HK$1.00. We completed the purchase of Pine Wisdom on July 31, 2008.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2008, the Chief Executive Officer and Principal Accounting Officer of the Company concluded that its disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 10, 2008. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected. At the Annual Meeting, the following matters were submitted for approval by the stockholders:

		Votes For	Votes Withheld
1.	Election of Directors by holders of Common Stock
	Howard D. Bland	4,674,096	2,047,837
	Debra Fine	4,701,311	2,020,622
	James L. Holbrook, Jr.	4,701,311	2,020,622
	Daniel W. O’Conner	4,696,406	2,025,527
	Jordan H. Rednor	4,701,311	2,020,622
	Stephen P. Robeck	4,455,516	2,266,417

2.	Election of Director by holders of Series A Preferred Stock
	Jeffrey S. Deutschman	25,000	--

		Votes For	Votes Against	Abstain
3.	Proposal to approve amendments to the 2004 Non-Employee Director Stock Plan	3,281,693	5,056,011	8,470

4.	Proposal to ratify appointment of Deloitte & Touche LLP as independent registered public accounting firm	7,516,109	1,924,975	58,626

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMAK Worldwide, Inc.

Date	August 14, 2008	/s/ Roy Dar
Roy Dar Senior Vice President, Controller (Principal Accounting Officer)